Form 10-K
period 1997-08-31
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 1997-12-01
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

         FOR FISCAL YEAR ENDED AUGUST 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from                   to                .
                                        -----------------    ---------------

Commission File No. 333-35083

                             UNITED REFINING COMPANY
             (Exact name of registrant as specified in its charter)

               Pennsylvania                            25-1411751
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

            See Table of Additional Subsidiary Guarantor Registrants

         15 Bradley Street, Warren, PA                      16365
    (Address of principal executive offices)              (Zip code)

                                 (814) 723-1500
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12 (b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ ]    No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 28, 1997, 100 shares of the Registrant's common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

Documents Incorporated by Reference:  None




--------------------------------------------------------------------------------------------------------------------------------
                                               TABLE OF ADDITIONAL REGISTRANTS
--------------------------------------------------------------------------------------------------------------------------------
                                     State of Other           Primary Standard           IRS Employer
                                    Jurisdiction of       Industrial Classification     Identification       Commission File
             Name                    Incorporation                 Number                   Number               Number
--------------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline                New York                           4612                  25-1211902           333-35083-01
Corporation
--------------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Company        Pennsylvania                       4600                  25-1416278           333-35083-03
--------------------------------------------------------------------------------------------------------------------------------
United Refining Company of       Pennsylvania                       5541                  25-0850960           333-35083-02
Pennsylvania
--------------------------------------------------------------------------------------------------------------------------------
United Jet Center, Inc.          Delaware                           4500                  52-1623169           333-35083-06
--------------------------------------------------------------------------------------------------------------------------------
Kwik-Fill, Inc.                  Pennsylvania                       5541                  25-1525543           333-35083-05
--------------------------------------------------------------------------------------------------------------------------------
Independent Gas and Oil          New York                           5170                  06-1217388           333-35083-11
Company of Rochester, Inc.
--------------------------------------------------------------------------------------------------------------------------------
Bell Oil Corp.                   Michigan                           5541                  38-1884781           333-35083-07
--------------------------------------------------------------------------------------------------------------------------------
PPC, Inc.                        Ohio                               5541                  31-0821706           333-35083-08
--------------------------------------------------------------------------------------------------------------------------------
Super Test Petroleum, Inc.       Michigan                           5541                  38-1901439           333-35083-09
--------------------------------------------------------------------------------------------------------------------------------
Kwik-Fil, Inc.                   New York                           5541                  25-1525615           333-35083-04
--------------------------------------------------------------------------------------------------------------------------------
Vulcan Asphalt Refining          Delaware                           2911                  23-2486891           333-35083-10
Corporation
--------------------------------------------------------------------------------------------------------------------------------


ITEM 1.    BUSINESS.

Introduction

           The Company is a leading integrated refiner and marketer of petroleum products in its primary market area, which encompasses western New York and northwestern Pennsylvania. The Company owns and operates a medium complexity 65,000 barrel per day ("bpd") petroleum refinery in Warren, Pennsylvania where it produces a variety of products, including various grades of gasoline, diesel fuel, kerosene, jet fuel, No. 2 heating oil, and asphalt. The Company sells gasoline and diesel fuel under the Kwik Fill(R) brand name at a network of Company-operated retail units. As of August 31, 1997, the Company operated 319 units, 230 of which it owned. For the year ended August 31, 1997 (sometimes referred to as "fiscal 1997"), approximately 59% and 21% of the Company's gasoline and diesel fuel production, respectively, was sold through this network. The Company operates convenience stores at most of its retail units, primarily under the Red Apple Food Mart(R) brand name. The Company also sells its petroleum products to long-standing regional wholesale customers.

           For fiscal year ended August 31, 1997 the Company had total revenues of approximately $871.3 million, of which approximately 55% were derived from gasoline sales, approximately 37% were from sales of other petroleum products and approximately 8% were from sales of non-petroleum products. The Company's capacity utilization rates have ranged from approximately 88% to approximately 97% over the last five years. In fiscal 1997, approximately 77% of the Company's refinery output consisted of higher value products such as gasoline and distillates.

           The Company believes that the location of its 65,000 bpd refinery in Warren, Pennsylvania provides it with a transportation cost advantage over its competitors, which is significant within an approximately 100-mile radius of the Company's refinery. For example, in Buffalo, New York over its last five fiscal years, the Company has experienced an approximately 2.1 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. The Company owns and operates the Kiantone Pipeline, a 78 mile long crude oil pipeline which connects the refinery to Canadian, U.S. and world crude oil sources through the Interprovincial Pipe Line/Lakehead Pipeline system ("IPL"). Utilizing the storage facilities of the pipeline, the Company is able to blend various grades of crude oil from different suppliers, allowing it to efficiently schedule production while managing feedstock mix and product yields in order to optimize profitability.

           In addition to its transportation cost advantage, the Company has benefited from a reduction in regional production capacity of approximately 103,000 bpd brought about by the closure during the 1980s of two competing refineries in Buffalo, New York, owned by Ashland Inc. and Mobil Oil Corporation. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and the Company believes that no significant production from such refinery is currently shipped into the Company's primary market area. It is the Company's view that the high construction costs and the stringent regulatory requirements inherent in petroleum refinery operations make it uneconomical for new competing refineries to be constructed in the Company's primary market area.

           During the period from January 1, 1979 to August 31, 1997, the Company spent approximately $205 million on capital improvements to increase the capacity and efficiency of its refinery and to meet environmental requirements. These capital expenditures have: (i) substantially rebuilt and upgraded the refinery, (ii) enhanced the refinery's capability to comply with applicable environmental regulations, (iii) increased the refinery's efficiency and (iv) helped maximize profit margins by permitting the processing of lower cost, high sulfur crudes.

           The Company's primary market area is western New York and northwestern Pennsylvania and its core market encompasses its Warren County base and the eight contiguous counties in New York and Pennsylvania. The Company's retail gasoline and merchandise sales are split approximately 60%/40% between rural and urban markets. Margins on gasoline sales are traditionally higher in rural markets, while gasoline sales volume is greater in urban markets. The Company's urban markets include Buffalo, Rochester and Syracuse, New York and Erie, Pennsylvania. The Company believes it has higher profitability per store than its average convenience store competitor. In 1995, convenience store operating profit per store averaged approximately $70,100 for the Company, as compared to approximately $66,500 for the industry as a whole according to industry data compiled by the National Association of Convenience Stores.

           The Company is one of the largest marketers of refined petroleum products within its core market area according to a study commissioned by the Company from Gerke & Associates, Inc. As of August 31, 1997, the Company operated 319 retail units, of which 180 were located in New York, 127 in Pennsylvania and 12 in Ohio. The Company owned 230 of these units. In fiscal 1997, approximately 59% of the refinery's gasoline production was sold through the Company's retail network. In addition to gasoline, all units sell convenience merchandise, 39 have delicatessens and eight of the units are full-service truck stops. Customers may pay for purchases with credit cards including the Company's own "Kwik Fill" credit card. In addition to this credit card, the Company maintains a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins. The Company has consolidated its entire retail system under the Red Apple Food Mart(R) and Kwik Fill(R) brand names, providing the chain with a greater regional brand awareness.

           On June 9, 1997, the Company completed the sale (the "Private Offering") of $200,000,000 principal amount 10 3/4% Series A Senior Notes due 2007 to Dillon, Read & Co. Inc. and Bear, Stearns & Co. Inc. in a transaction exempt from registration under the Securities Act of 1933, as amended. Simultaneously with the consummation of the Private Offering, PNC Bank provided the Company and one of its subsidiaries a new bank credit facility (the "New Bank Credit Facility"). Subject to borrowing base limitations and the satisfaction of customary borrowing conditions, the Company and such subsidiary may borrow up to $35 million under the New Bank Credit Facility.

Industry Overview

           Worldwide demand for petroleum products rose from an average 67.6 million bpd in 1993 to 68.9 million bpd in 1994, 70.1 million bpd in 1995 and
71.7 million bpd in 1996,
according to the International Energy Agency. While much of the increase has been in developing countries, increases in demand have also occurred in the developed industrial countries. The Company believes that worldwide economic growth will continue to raise demand for energy and petroleum products.

           U.S. refined petroleum product demand increased in 1996 for the fifth consecutive year. Following the economic recession and Persian Gulf War in 1990 and 1991, U.S. refined petroleum product demand increased from an average of
16.7 million bpd in 1991 to 17.7 million bpd in 1995 based on information published by the U.S. Energy Information Administration (the "EIA") and to 18.2 million bpd in 1996 according to preliminary EIA industry statistics reported by the Oil & Gas Journal.

           The increase in U.S. refined petroleum demand is largely the result of demand for gasoline, jet fuel and highway diesel fuel which increased from
10.0 million bpd in 1991 to 11.0 million bpd in 1995 based on industry information reported by EIA and the Department of Transportation Federal Highway Administration ("FHA") and to 11.2 million bpd in 1996 based on preliminary industry statistics reported by the Oil & Gas Journal (based on information from EIA) and the FHA. The Company believes that this is a reflection of the steady increase in economic activity in the U.S. The U.S. vehicle fleet has grown, miles driven per vehicle have increased and fuel efficiency has dropped as consumers have shown an increased preference for light trucks and sport utility vehicles. In addition, passenger seat-miles flown by domestic airlines have increased. Gasoline demand has increased from an average of 7.2 million bpd in 1991 to 7.8 million bpd in 1995 and to 7.9 million bpd in 1996. The Company believes that demand for transportation fuels will continue to track domestic economic growth.

           Asphalt is a residual product of the crude oil refining process which is used primarily for construction and maintenance of roads and highways and as a component of roofing shingles. Distribution of asphalt is localized, usually within a distance of 150 miles from a refinery or terminal, and demand is influenced by levels of federal, state, and local government funding for highway construction and maintenance and by levels of roofing construction activities. The Company believes that an ongoing need for highway maintenance and domestic economic growth will sustain asphalt demand.

           In addition, Congress recently approved legislation that shifts 4.3 cents of the federal tax on motor fuels out of the U.S. Treasury's general fund into the Highway Trust Fund effective October 1, 1997. The Congressional Budget estimates that by adding revenues from 4.3 cents per gallon tax, total tax deposits to the Highway Trust Fund will rise from $24.5 billion in 1997 to $31.4 billion in 1998. The additional tax revenues will be split between the Trust Funds highway account and the mass transit account with 3.45 cents to highways and 0.85 cents to mass transit.

           The Company believes that domestic refining capacity utilization is close to maximum sustainable limits because of the existing high throughput coupled with a reduction in refining capacity. The following table sets forth selected U.S. refinery information published by the Oil & Gas Journal and EIA:



                            1980  1981  1982  1983  1984  1985  1986  1987  1988  1989  1990  1991  1992  1993  1994  1995  1996
                            ----------------------------------------------------------------------------------------------------
Operable annual average
  refining capacity
  (million bpd)*            18.3  18.6  17.4  16.7  16.0  15.7  15.5  15.6  15.9  15.7  15.6  15.7  15.5  15.1  15.1  15.4  15.3
Crude input to
  refineries (million bpd)  13.5  12.5  11.8  11.7  12.0  12.0  12.7  12.9  13.2  13.4  13.4  13.3  13.4  13.6  13.9  14.0  14.2
Utilization (in percent)    73.8  67.0  67.5  70.1  75.1  76.6  82.3  82.2  83.1  85.3  85.8  84.7  86.7  89.9  91.5  90.9  92.3

--------------------

*  Includes operating and operable but currently shutdown refineries


         Since 1990 the refining sector of the domestic petroleum industry has been required to make significant capital expenditures, primarily to comply with federal environmental statutes and regulations, including the Clean Air Act, as amended ("CAA"). Capital expenditures were required to equip refineries to manufacture cleaner burning reformulated gasoline ("RFG") and low sulfur diesel fuel. From 1990 to 1995 refining sector capital expenditures have totaled over $32 billion, of which approximately $15 billion, or 46%, was for environmental compliance. The American Petroleum Institute ("API") and the Oil & Gas Journal have estimated that the refining sector made the following capital expenditures during such time:



                                                 1990     1991     1992     1993    1994     1995    Total
                                                 ---------------------------------------------------------

Total capital expenditure (billions)             $4.4     $6.7     $6.1     $5.4    $5.1     $4.9    $32.6
Environmental capital expenditure (billions)     $1.3     $1.8     $3.3     $3.2    $3.1     $2.2    $14.9
Environmental/total                               29%      27%      53%     60%      61%      45%      46%


         In 1996 total refining sector capital expenditures are estimated to be approximately $3.9 billion based on information published by the Oil & Gas Journal.

         The Company believes that high utilization rates and the reduction in refinery crude processing capacity coupled with little anticipated crude capacity expansion is likely to result over the long term in improved operating margins in the refining industry.

         The Company is a regional refiner and marketer located primarily in Petroleum Administration for Defense District ("PADD") I. As of January 1, 1997, there were 17 refineries operating in PADD I with a combined crude processing capacity of 1.5 million bpd, representing approximately 10% of U.S. refining capacity. Petroleum product consumption in 1995 in PADD I averaged 5.3 million bpd, representing approximately 30% of U.S. demand based on industry statistics reported by EIA. According to the Lundberg Letter, an industry newsletter, total gasoline consumption in the region grew by approximately 2.4% during 1995 in response to improving economic conditions. Refined petroleum production in PADD I is insufficient to satisfy demand for such products in the region, making PADD I a net importer of such products.

Business Strategy

         The Company's goal is to strengthen its position as a leading producer and marketer of high quality refined petroleum products within its primary market area. The Company plans to accomplish this goal through continued attention to optimizing the Company's operations at the lowest possible cost, improving and enhancing the profitability of the Company's retail assets and capitalizing on opportunities present in its refinery assets. More specifically, the Company intends to:

         o        Maximize  the  transportation   cost  advantage  afforded  the
                  Company by its geographic location by increasing retail and wholesale market shares within its primary market area.

         o Expand sales of higher margin specialty products such as jet fuel, premium diesel, roofing asphalt and SHRP specification paving asphalt.

         o Expand and upgrade its refinery to increase rated crude oil throughput capacity from 65,000 bpd to 70,000 bpd, improve the yield of finished products from crude oil inputs and lower refinery costs through improved energy efficiency and refinery debottlenecking.

         o Optimize profitability by managing feedstock costs, product yields, and inventories through its recently improved refinery feedstock linear programming model and its systemwide distribution model.

         o Make capital investments in retail marketing to rebuild or refurbish 70 existing retail units and to acquire three new retail units. In addition, the Company plans to improve its comprehensive retail management information system which allows management to be informed and respond promptly to market changes, inventory levels, and overhead variances and to monitor daily sales, cash receipts, and overall individual location performance.

Refining Operations

         The Company's refinery is located on a 92 acre site in Warren, Pennsylvania. The refinery has a rated capacity of 65,000 bpd of crude oil processing. The refinery averaged saleable production of approximately 63,500 bpd during fiscal 1996 and approximately 62,600 bpd during fiscal 1997. The Company produces three primary petroleum products: gasoline, middle distillates and asphalt. The Company believes its geographic location in the product short PADD I is a marketing advantage. The Company's refinery is located in northwestern Pennsylvania and is geographically distant from the majority of PADD I refining capacity. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and the Company believes that no significant production from such refinery is currently shipped into the Company's primary market area.

         The refinery was established in 1902 but has been substantially rebuilt and expanded. From January 1, 1979 to August 31, 1997, the Company spent approximately $205 million on capital improvements to increase the capacity and efficiency of its refinery and to meet environmental requirements. Major investments have included the following:

         o Between 1979 and 1983, the Company spent over $76 million expanding the capacity of the refinery from 45,000 bpd to 65,000 bpd. The expansion included a new crude unit and a fluid catalytic cracking unit. This increase in the capacity of the refinery had the effect of reducing per barrel operating costs and allowing the refinery to benefit from increased economies of scale.

         o In fiscal 1987, the Company installed an isomerization unit, at a cost of $10.1 million, which enabled the refinery to produce higher octane unleaded gasoline.

          o In fiscal 1988, the Company spent $6.1 million for the expansion of its wastewater plant, a new electrostatic precipitator and new fuel gas scrubbers, which allowed the refinery to meet environmental standards for wastewater quality, particulate emissions and sulfur dioxide emissions from refinery fuel gas.

          o In fiscal 1990, the Company spent $3.3 million installing a wet gas compressor at the fluid catalytic cracker, increasing the refinery's gasoline production capacity.

          o In fiscal 1993, a distillate hydrotreater was built to produce low sulfur diesel fuel (less than 0.05% sulfur content) in compliance with requirements of the CAA for the sale of on-road diesel. This unit has a present capacity of 16,000 bpd; however, its reactor was designed to process 20,000 bpd. In connection with this installation, a sulfur recovery unit was built which has the capacity of recovering up to 60 tons per day of raw sulfur removed from refined products. In fiscal 1996 the unit was running at approximately 60% of capacity giving the Company the opportunity to run higher sulfur content crudes as opportunities arise. The capital expenditures for these two projects were approximately $42.0 million.

          o In fiscal 1994, the Company spent approximately $7.4 million to enable the refinery to produce RFG for its marketing area. Although not currently mandated by federal law, Pennsylvania and New York had opted into the EPA program for RFG for counties within the Company's marketing area with an effective date of January 1, 1995. However, both states elected to "opt out" of the program late in December 1994. The Company believes that it will be able to produce RFG without incurring substantial additional fixed costs if the use of RFG is mandated in the future in the Company's marketing area.


         Products

         The Company presently produces two grades of unleaded gasoline, 87 octane regular and 93 octane premium. The Company also blends its 87 and 93 octane gasoline to produce a mid-grade 89 octane. In fiscal 1997, approximately 59% of the Company's gasoline production was sold through its retail network and the remaining 41% of such production was sold to wholesale customers.

         Middle distillates include kerosene, diesel fuel, heating oil (No. 2 oil) and jet fuel. In fiscal 1997 the Company sold approximately 86% of its middle distillate production to wholesale customers and the remaining 14% at the Company's retail units, primarily at the Company's eight truck stops. The Company also produces aviation fuels for commercial airlines (Jet-A) and military aircraft (JP-8).

         The Company optimizes its bottom of the barrel processing by producing asphalt, a higher value alternative to residual fuel oil. Asphalt production as a percentage of all refinery production has increased over the last three fiscal years due to the Company's ability and decision to process a larger amount of less costly higher sulfur content crudes in order to realize higher overall refining margins.

         The following table sets forth the refinery's product yield during the four years ended August 31, 1997:


                            Refinery Product Yield(1)
                             (thousands of barrels)

                          Fiscal Year Ended August 31,

                                  1994                  1995                1996                1997
                             Volume    Percent    Volume    Percent   Volume    Percent   Volume    Percent
Gasoline
    Regular (87 octane)       7,413    33.8%       8,770    37.0%      8,952     36.9%      9,103   38.3%
    Midgrade (89 octane)         --       --         288     1.2%        249      1.0%         --      --
    Premium (93 octane)       2,681    12.2%       1,918     8.1%      1,741      7.2%      1,485    6.2%
Middle distillates
    Kerosene                    336     1.5%         322     1.4%        377      1.6%        431    1.8%
    Diesel fuel               2,049     9.4%       4,195    17.7%      4,177     17.2%      4,485   18.9%
    No.  2 heating oil        3,287    15.0%       1,609     6.8%      1,770      7.3%      1,509    6.3%
    Jet fuel                     24     0.1%         253     1.1%        445      1.8%        428    1.8%
Asphalt                       3,636    16.6%       4,228    17.9%      4,479     18.5%      4,369   18.4%
Other(2)                      1,437     6.6%       1,076     4.5%      1,043      4.3%      1,035    4.4%
                             ------   ------      ------   ------     ------    ------     ------  ------
Saleable yield               20,863    95.3%      22,659    95.7%     23,233     95.8%     22,845   96.1%
Refining fuel                 1,605     7.3%       1,559     6.6%      1,603      6.6%      1,496    6.3%
                             ------   ------      ------   ------     ------    ------     ------  ------
Total product yield(3)       22,468   102.6%      24,218   102.3%     24,836    102.4%     24,341  102.4%

---------------------------------

(1)   Percent yields are percentage of refinery input.

(2)   Includes primarily butane, propane and sulfur.

(3) Total product yield is greater than 100% due to the processing of crude oil into products which, in total, are less dense and therefore, have a higher volume than the raw materials processed.



    Refining Process

    The Company's production of petroleum products from crude oil involves many complex steps which are briefly summarized below.

    The Company seeks to maximize refinery profitability by selecting crude oil and other feedstocks taking into account factors including product demand and pricing in the Company's market areas as well as price, quality and availability of various grades of crude oil. The Company also considers product inventory levels and any planned turnarounds of refinery units for maintenance. The combination of these factors is optimized by a sophisticated proprietary linear programming computer model which selects the most profitable feedstock and product mix. The linear programming model is continuously updated and improved to reflect changes in the product market place and in the refinery's processing capability.

    Blended crude is stored in a tank farm near the refinery which has a capacity of approximately 200,000 barrels. The blended crude is then brought into the refinery where it is first distilled at low pressure into its component streams in the crude and preflash unit. This yields the following intermediate products: light products consisting of fuel gas components (methane and ethane) and LPG (propane and butane), naphtha or gasoline, kerosene, diesel or heating oil, heavy atmospheric distillate and crude tower bottoms which are further distilled under vacuum conditions to yield light and heavy vacuum distillates and asphalt. The present capacity of the crude unit is 65,000 bpd.

    The intermediate products are then processed in downstream units that produce finished products. A naphtha hydrotreater treats naphtha with hydrogen across a fixed bed catalyst to remove sulfur before further treatment. The treated naphtha is then distilled into light and heavy naphtha at a prefractionator. Light naphtha is then sent to an isomerization unit and heavy naphtha is sent to a reformer in each case for octane enhancement. The isomerization unit converts the light naphtha catalytically into a gasoline component with 83 octane. The reformer unit converts the heavy naphtha into another gasoline component with up to 94 octane depending upon the desired octane requirement for the grade of gasoline to be produced. The reformer also produces as a co-product all the hydrogen needed to operate hydrotreating units in the refinery.

    Raw kerosene or heating oil is treated with hydrogen at a distillate hydotreater to remove sulfur and make finished kerosene, jet fuels and No. 2 fuel oil. A new distillate hydrotreater built in 1993 also treats raw distillates to produce low sulfur diesel fuel.

    The long molecular chains of the heavy atmospheric and vacuum distillates are broken or "cracked" in the fluidized catalytic cracking unit and separated and recovered in the gas concentration unit to produce fuel gas, propylene, butylene, LPG, gasoline, light cycle oil and clarified oil. Fuel gas is burned within the refinery, propylene is fed to a polymerization unit which polymerizes its molecules into a larger chain to produce an 87 octane gasoline component, butylene is fed into an alkylation unit to produce a gasoline component and LPG is treated to remove trace quantities of water and then sold. Clarified oil is burned in the refinery or sold. Various refinery gasoline components are blended together in refinery tankage to produce 87 octane and 93 octane finished gasoline. Likewise, light cycle oil is blended with other distillates to produce low sulfur diesel and No. 2 fuel oil.

    Although the major components of the downstream units are capable of producing finished products based on an 80,000 bpd crude rate the 65,000 bpd rated capacity of the crude unit currently limits sustainable crude oil input to that level or less. The Company intends to use a portion of the proceeds of the Private Offering to expand the capacity of the crude unit to 70,000 bpd. The Company's refining configuration allows the processing of a wide variety of crude oil inputs. Historically, its inputs have been of Canadian origin and range from light low sulfur (38 degrees API, 0.5% sulfur) to high sulfur heavy asphaltic (25 degrees API, 2.8% sulfur). The Company's ability to market asphalt enables it to purchase selected heavier crudes at a lower cost.

    Supply of Crude Oil

    Even though the Company's crude supply is currently nearly all Canadian, the Company is not dependent on this source alone. Within 60 days, the Company could shift up to 85% of its crude oil requirements to some combination of domestic and offshore crude. With additional time, 100% of its crude requirements could be obtained from non-Canadian sources. The Company utilizes Canadian crude because it affords the Company the highest refining margins currently available. The Company's contracts with its crude suppliers are on a month-to-month evergreen basis, with 30-to-60 day cancellation provisions. As of August 31, 1997 the Company had supply contracts with 18 different suppliers for an aggregate of 59,200 bpd of crude oil. The Company's contracts with Husky Trading Company and Pancanadian Petroleum Limited covered an aggregate of 13,500 and 12,000 bpd, respectively. As of such date the Company had no other contract covering more than 10% of its crude oil supply.

    The Company accesses crude through the Kiantone Pipeline, which connects with the IPL in West Seneca, New York which is near Buffalo. The IPL provides access to most North American and foreign crude oils through three primary routes: (i) Canadian crude is transported eastward from Alberta and other points in Canada along the IPL; (ii) various mid-continent crudes from Texas, Oklahoma and Kansas are transported northeast along the Cushing-Chicago Pipeline, which connects to the IPL at Griffith, Indiana; and (iii) foreign crudes unloaded at the Louisiana Offshore Oil Port are transported north via the Capline and Chicago pipelines which connect to the IPL at Mokena, Illinois.

    The Kiantone Pipeline, a 78-mile Company-owned and operated pipeline, connects the Company's West Seneca, New York terminal at the pipeline's northern terminus to the refinery's tank farm at its southern terminus. The Company completed construction of the Kiantone Pipeline in 1971 and has operated it continuously since then. The Company is the sole shipper on the Kiantone Pipeline, and can currently transport up to 68,000 bpd along the pipeline. The pipeline's flow rate can be increased to approximately 72,000 bpd through the injection of surfactants into the crude being transported. The Company believes that the cost of the surfactants required to increase pipeline flow to 70,000 bpd would be approximately $0.2 million per annum. Additional increases in flow rate to a maximum rate of 80,000 bpd are possible with the installation of pumps along the pipeline at an estimated cost of $2.6 million. The Company's right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, licenses, permits, leases and similar agreements.

    The pipeline operation is monitored by a computer located at the refinery. Shipments of crude arriving at the West Seneca terminal are separated and stored in one of the terminal's three storage tanks, which have an aggregate storage capacity of 485,000 barrels. The refinery tank farm has two additional crude storage tanks with a total capacity of 200,000 barrels. An additional 35,000 barrels can be stored at the refinery.

    Turnarounds

    Turnaround cycles vary for different refinery units. A planned turnaround of each of the two major refinery units--the crude unit and the fluid catalytic cracking unit--is conducted approximately every three or four years, during which time such units are shut down for internal inspection and repair. A turnaround, which generally takes two to four weeks to complete in the case of the two major refinery units, consists of a series of moderate to extensive maintenance exercises. Turnarounds are planned and accomplished in a manner that allows for reduced production during maintenance instead of a complete plant shutdown. The Company completed its latest turnarounds of the crude unit and the fluid catalytic cracking unit in March 1994 and April 1994, respectively, and is scheduled to complete turnarounds for the fluid catalytic cracking unit in the fall of 1997 and the crude unit in the spring of 1998 during which times it intends to complete certain of the projects to be financed with the proceeds of the Private Offering. The Company accrues on a monthly basis a charge for the maintenance work to be conducted as part of turnarounds of major units. The costs of turnarounds of other units are expensed as incurred. It is anticipated that the turnarounds to be conducted in the fall of 1997 and spring of 1998 will cost approximately $7.0 million, exclusive of projects to be financed with the proceeds of the Private Offering. The Company began accruing charges for the 1997 and 1998 turnarounds in May 1994.

    Refinery Expansion and Improvement

    The Company intends to use approximately $14.8 million of the proceeds of the Private Offering over the next two years to expand and upgrade its refinery to increase rated crude oil throughput capacity from 65,000 to 70,000 bpd, improve the yield of finished products from crude inputs and lower refinery costs. Each of the key projects was selected because the Company believes that it has a relatively rapid pay back rate and improves profitability at low as well as high crude throughput rates.

    The Company anticipates that the total completion time for the projects will be two years. Most of the projects are scheduled to coincide with the turnarounds planned for the fall of 1997 and spring of 1998. The key projects are: (i) the addition of convection sections to two existing furnaces for energy savings, (ii) the installation of a new vacuum tower bottoms exchanger to recover waste heat, (iii) the replacement of the fluid catalytic cracker feed nozzle to improve product yield, (iv) the modification of the reformer for low pressure operation to improve product yield, (v) the modification of the alkylation unit to improve efficiency, (vi) the installation of advanced computer controls for the crude unit and fluid catalytic cracking unit to improve product yield and reduce operating expense and (vii) modifications to two boilers, water wash tower and compressor to improve product yield and reduce operating expense.

Marketing and Distribution

    General

    The Company has a long history of service within its market area. The Company's first retail service station was established in 1927 near the Warren refinery and over the next seventy years its distribution network has steadily expanded. Major acquisitions of competing retail networks occurred in 1983, with the acquisition of 78 sites from Ashland Oil Company and in 1989 to 1991, with the acquisition of 53 sites from Sun Oil Company and Busy Bee Stores, Inc.

    The Company maintains an approximate 60/40% split between sales at its rural and urban units. The Company believes this to be advantageous, balancing the higher gross margins often achievable due to decreased competition in rural areas with higher volumes in urban areas. The Company believes that its rural convenience store units provide an important alternative to traditional grocery store formats. In fiscal 1997, approximately 59% and 21% of the Company's gasoline and diesel fuel production, respectively, was sold through this retail network.

    Retail Operations

    The Company operated a retail marketing network that included 319 retail units, of which 180 were located in western New York, 127 in northwestern Pennsylvania and 12 in east Ohio. The Company owned 230 of these units. Gasoline at these retail units is sold under the brand name "Kwik Fill". Most retail units operate under the brand name Red Apple Food Mart(R). The Company believes that Red Apple Food Mart(R) and Kwik Fill(R) are well-recognized names in the Company's marketing areas. The Company believes that the operation of its retail units provides it with a significant advantage over competitors that operate wholly or partly through dealer arrangements because the Company has greater control over pricing and operating expenses, thus establishing a potential for improved margins.

    The Company classifies its stores into four categories: convenience stores, limited gasoline stations, truck stop facilities and other stores. Full convenience stores have a wide variety of foods and beverages and self-service gasoline. Thirty-nine of such units also have delicatessens where food (primarily submarine sandwiches, pizza, chicken and lunch platters) is prepared on the premises for retail sales and also distribution to other nearby Company units which do not have in-store delicatessens. Mini convenience stores sell snacks and beverages and self-service gasoline. Limited gasoline stations sell gasoline as well as oil and related car care products and provide full service for gasoline customers. They also sell cigarettes, candy and beverages. Truckstop facilities sell gasoline and diesel fuel on a self-service and full-service basis. All truckstops include either a full or mini convenience store. Four of the truckstops include either an expanded delicatessen area with seating or an on-site restaurant and shower facilities. In addition, two of the truck stops have stand alone restaurants and one has a truck repair garage. These three facilities are classified separately in the table below as "other stores." As of August 31, 1997, the average sales areas of the Company's convenience stores, limited gasoline stations, truckstops and other stores were 700, 200, 1,140 and 2,520 square feet, respectively.

    The table below sets forth certain information concerning the stores as of and for the fiscal year ended August 31, 1995, 1996 and 1997:



                            Average Monthly                     Average Monthly                  Average Monthly
                           Gasoline Gallonage                Diesel Fuel Gallonage              Merchandise Sales
                              (Thousands)                        (Thousands)                       (Thousands)
Store Format and           Fiscal Year Ended                   Fiscal Year Ended               Fiscal Year Ended
Number of Stores               August 31,                         August 31,                       August 31,
at August 31, 1997       1995     1996      1997             1995   1996     1997         1995        1996      1997
------------------       -----------------------             --------------------         --------------------------
Convenience (185)      12,764    12,554    12,034            302     345      335         $4,636    $4,671    $4,888
Limited Gasoline
   Stations (123)       9,902     9,734     9,275            165     177      190            699       749       792
Truck Stops (8)           622       586       573          2,907   2,916    2,837            375       377       349
Other Stores(3)             0         0         0              0       0        0            174       176       176
                       ------    ------    ------         ------  ------   ------         ------    ------    ------
    Total (319)        23,288    22,874    21,882          3,374   3,438    3,362         $5,884    $5,973    $6,205



         The Company's strategy has been to maintain diversification between rural and urban markets within its region. Retail gasoline and merchandise sales are split approximately 60%/40% between rural and urban markets. Margins on gasoline sales are traditionally higher in rural markets, while gasoline sales volume is greater in urban markets. In addition, more opportunities for convenience store sales have arisen with the closing of local independent grocery stores in the rural areas of New York and Pennsylvania. The Company believes it has higher profitability per store than its average convenience store competitor. In 1995, convenience store operating profit per store averaged approximately $70,100 for the Company, as compared to approximately $66,500 for the industry as a whole, according to industry data compiled by the NACS.

         Total merchandise sales for fiscal year 1997 were $74.5 million, with a gross profit of approximately $22.3 million. Over the last five fiscal years, merchandise gross margins have averaged approximately 30% and the Company believes that merchandise sales will continue to remain a stable source of gross profit.

         Merchandise Supply

         The Company's primary merchandise vendor is Tripifoods, which is located in Buffalo, New York. During fiscal 1997, the Company purchased approximately 47% of its convenience merchandise from this vendor. Tripifoods supplies the Company with tobacco products, candy, deli foods, grocery, health and beauty products, and sundry items on a cost plus basis for resale. The Company also purchases dairy products, beer, soda, snacks, and novelty goods from direct store vendors for resale. The Company annually reviews its suppliers' costs and services versus those of alternate suppliers. The Company believes that alternative sources of merchandise supply at competitive prices are readily available.

         Location Performance Tracking

         The Company maintains a store tracking mechanism whereby transmissions are made five times a week to collect operating data including sales and inventory levels. Data transmissions are made using either hand held programmable data collection units or personal computers which are available at each location. Once verified, the data interfaces with a variety of retail accounting systems which support daily, weekly and monthly performance reports. These different reports are then provided to both the field management and office staff. Following significant capital improvements, management closely tracks "before and after" performance, to observe the return on investment which has resulted from the improvements.

         Capital Improvement Program

         The Company intends to use approximately $20.0 million of the proceeds of the Private Offering over the next two years to rebuild or refurbish 70 existing retail units and to acquire three new retail units. The program targets approximately 60% of the funds to units within 100 miles of the refinery, thereby taking advantage of the Company's transportation cost advantage. Management believes that these capital improvements will enable the Company's retail network to absorb through retail sales at Company-operated units a majority of the additional gasoline and diesel production resulting from the concurrent refinery upgrade with the remaining production being sold to wholesale customers.

         In developing its retail capital improvement program, the Company considered and evaluated over 90 units. For each location the Company generally made sales and expense projections in comparison to the Company's five year historical average performance for similar facilities based on geographic proximity or type of location or both. In some cases only projected gasoline increases were considered. In all cases the incremental profitability was calculated using the 1996 average margins on petroleum and merchandise specific to a given site. All projects were then ranked based on the projected return on investment. While the retail projects include the Company's entire marketing area, the greatest emphasis has been placed on units closest to the refinery.

         The substantial majority of the capital to be expended in the program involves the rebuilding or refurbishment of existing facilities, including the enhancement of existing stores and the upgrading of petroleum dispensing units.

         Rebuilds include the development of previously undeveloped properties, as well as the total removal of existing facilities for replacement with efficient, modern and "sales smart" facilities. Generally, rebuilt structures will be in one of two styles which have previously been used by the Company and have resulted in improved sales performance. The plan incorporates 31 rebuild projects. The construction cycle is expected to accommodate 15 to 16 rebuilds during each building season and hence is expected to be completed within two years after the consummation of the Private Offering. Nine projects involve improvements to existing facilities, such as enhancements to sales counters, flooring, ceilings, lighting and windows and the addition of more coolers and freezers, rather than complete rebuilds. Some projects are limited to the confines of the existing marketing area while others convert unused space to additional marketing area. In some cases an addition to the existing building will be made. All refurbishment projects are expected to be completed in the 12 months after consummation of the Private Offering.

         Petroleum upgrades include the removal of existing petroleum dispensing equipment, the repositioning of the dispensing area for optimal visibility, accessibility and throughput, the installation of new petroleum dispensing equipment and the installation of a custom canopy which is designed and sized according to the number of dispensers and fueling positions that it will cover and which is equipped with improved lighting to enhance the visibility and appeal of the unit. The petroleum dispensing units to be installed have multiple product dispensers with six hoses per unit (three per side) offering three grades of product. The dispensers are capable of offering several marketing enhancements, such as built-in credit card readers, cash acceptors, video advertising and fuel blending.

         The petroleum upgrades will be performed simultaneously with the underground storage tank upgrades which must be completed prior to December 22, 1998. The Company estimates that about 50% of the petroleum upgrades will be performed within 12 months after the consummation of the Private Offering and the remaining upgrades will be completed within the following 12 months.

         Wholesale Marketing and Distribution

         The  Company  sold  in  fiscal  year  1997,   on  a  wholesale   basis,
approximately 42,600 bpd of gasoline, distillate and asphalt products to distributor, commercial and government accounts. In addition, the Company sells 1,000 bpd of propane to liquified petroleum gas marketers. In fiscal 1997, the Company's output of gasoline, distillate and asphalt sold at wholesale was 41%, 86% and 100%, respectively. The Company sells 97% of its wholesale gasoline and distillate products from its Company-owned and operated product terminals. The remaining 3% is sold through six third-party exchange terminals located in East Freedom, Pennsylvania; Rochester, Syracuse, Vestal and Brewerton, New York; and Niles, Ohio.

         The Company's wholesale gasoline customer base includes 62 branded dealer/distributor units operating under the Company's proprietary "Keystone" brand name. Long-term Keystone dealer/distributor contracts accounted for approximately 12% of the Company's wholesale gasoline sales in fiscal 1997. Supply contracts generally range from three to five years in length, with Keystone branded prices based on the prevailing Company wholesale rack price in Warren.

         The Company believes that the location of its refinery provides it with a transportation cost advantage over its competitors which is significant within an approximately 100-mile radius of the Company's refinery. For example, in Buffalo, New York over its last five fiscal years, the Company has experienced an approximately 2.1 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. In addition to this transportation cost advantage, the Company's proximity to local accounts allows it a greater range of shipment options, including the ability to deliver truckload quantities of approximately 200 barrels versus much larger 25,000 barrel pipeline batch deliveries, and faster response time, which the Company believes help it provide enhanced service to its customers.

         The Company's ability to market asphalt is critical to the performance of its refinery, since such marketing ability enables the Company to process lower cost higher sulfur content crude oils which in turn affords the Company higher refining margins. Sales of paving asphalt generally occur during the summer months due primarily to weather conditions. In order to maximize its asphalt sales, the Company has made substantial investments to increase its asphalt storage capacity through the installation of additional tanks, as well as through the purchase or lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is the Company's ability to sell asphalt year-round to roofing shingle manufacturers, which accounted for approximately 23% of its total asphalt sales over the Company's last five fiscal years. In fiscal 1997, the Company sold 4.7 million barrels of asphalt while producing 4.4 million barrels. The refinery was unable to produce enough asphalt to satisfy the demand and, therefore, purchased 300,000 barrels for resale at a profit.

         The Company has a significant share of the asphalt market in the cities of Pittsburgh, Pennsylvania and Rochester and Buffalo, New York. The Company distributes asphalt from the refinery by railcar and truck transport to its owned and leased asphalt terminals in such cities or their suburbs. The Company also operates a terminal at Cordova, Alabama giving it a presence in the Southeast. Asphalt can be purchased in the Gulf Coast area and delivered by barge to third party or Company-owned terminals near Pittsburgh. The Company's wide asphalt terminal network allows the Company to enter into product exchanges between units, as a means to balance supply and demand.

         The Company uses a network of eight terminals to store and distribute refined products. The Company's gasoline, distillate and asphalt terminals and their respective capacities in barrels as of August 31, 1997 were as follows:


                                       Gasoline        Distillate           Asphalt             Total
Terminal Location                      Capacity         Capacity           Capacity           Capacity
                                      ---------         ---------          ---------         ---------
Warren, Pennsylvania                    697,000           451,000          1,004,000         2,152,000
Tonawanda, New York                      60,000           190,000             75,000           325,000
Rochester, New York                          --           190,000                 --           190,000
Pittsford, New York*                         --                --            170,000           170,000
Springdale, Pennsylvania                     --                --            130,000           130,000
Dravosburg, Pennsylvania*                    --                --            100,000           100,000
Cordova, Alabama                             --                --            200,000           200,000
Butler, Pennsylvania                         --                --             10,000            10,000
                                      ---------         ---------          ---------         ---------
                   Total                757,000           831,000          1,689,000         3,277,000
                                        =======           =======          =========         =========

---------------------------------

*  Leased

         During fiscal 1997, approximately 90% of the Company's refined products were transported from the refinery to retail units, wholesale customers and product storage terminals via truck transports, with the remaining 10% transported by rail. The majority of the Company's wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive costs. The Company also operates a fleet of eight gasoline tank trucks that supply approximately 20% of its Kwik Fill retail stations.

         Product distribution costs to both retail units and wholesale accounts are minimized through product exchanges. Through these exchanges, the Company has access to product supplies at 34 terminals located throughout the Company's retail market area. The Company seeks to minimize retail distribution costs through the use of a system wide distribution model.


Environmental Considerations

         General

         The Company is subject to federal, state and local laws and regulations relating to pollution and protection of the environment such as those governing releases of certain materials into the environment and the storage, treatment, transportation, disposal and clean-up of wastes, including, but not limited to, the Federal Clean Water Act, as amended, the CAA, the Resource Conservation and Recovery Act of 1976, as amended, Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and analogous state and local laws and regulations.

         The Clean Air Act Amendments of 1990

         In 1990 the CAA was amended to greatly expand the role of the government in controlling product quality. The legislation included provisions that have significantly impacted the manufacture of both gasoline and diesel fuel including the requirement for significantly lower sulfur content and a limit on aromatics content in diesel fuel. The Company is able to satisfy these requirements.

         Diesel Fuel Sulfur and Aromatics Content

         The EPA issued rules under the CAA which became effective in October 1993 which limit the sulfur and aromatics content of diesel fuels nationwide. The rules required refiners to reduce the sulfur in on-highway diesel fuel from 0.5 Wt.% to 0.05 Wt.%. The Company meets these specifications of the CAA for all of its on-highway diesel production.

         The Company's on-road diesel represented 73% of its total distillate sales in fiscal 1997. Since the reduction of sulfur in diesel required some new investment at most refineries, a two-tier market has developed in distillate sales. Due to capital constraints and timing issues, as well as strategic decisions not to invest in diesel fuel desulfurization, some other refineries are unable to produce specification highway diesel.

         Reformulated Gasoline

         The CAA requires that by January 1, 1995 RFG be sold in the nine worst ozone non-attainment areas of the U.S. None of these areas is within the Company's marketing area. However, the CAA enabled the EPA to specify 87 other, less serious ozone non-attainment areas that could opt into this program. In 1994, the Company spent approximately $7.4 million to enable its refinery to produce RFG for its marketing area because the Governors of Pennsylvania and New York had opted into the RFG program. In December 1994 such states elected to "opt out" of the program.

         The CAA also contains provisions requiring oxygenated fuels in carbon monoxide non-attainment areas to reduce pollution. There are currently no carbon monoxide non-attainment areas in the Company's primary marketing area.

         Conventional Gasoline Quality

         In addition to reformulated and oxygenated gasoline requirements, the Environmental Protection Agency has promulgated regulations under the CAA which relate to the quality of "conventional" gasoline and which require expanded reporting of the quality of such gasoline by refiners. Substantially all of the Company's gasoline sales are of conventional gasoline. The Company closely monitors the quality of the gasoline it produces to assure compliance at the lowest possible cost with CAA regulations.

         Underground Storage Tank Upgrade

         The Company is currently undergoing a tank replacement/retrofitting program at its retail units to comply with regulations promulgated by the EPA. These regulations require new tanks to meet all performance standards at the time of installation. Existing tanks can be upgraded to meet such standards. The upgrade requires retrofitting for corrosion protection (cathodic protection, interior lining or a combination of the two), spill protection (catch basins to contain spills from delivery hoses) and overfill protection (automatic shut off devices or overfill alarms). As of August 31, 1997, approximately 65% of the total sites had been completed, and the Company expects to be in total compliance with the regulations by the December 22, 1998 mandated deadline. As of August 31, 1997 the total remaining cost of the upgrade was estimated to be $3.3 million.

Competition

         Petroleum refining and marketing is highly competitive. The Company's major retail competitors include British Petroleum, Citgo, Amerada Hess, Mobil and Sun Oil Company. With respect to wholesale gasoline and distillate sales, the Company competes with Sun Oil Company, Mobil and other major refiners. The Company primarily competes with Marathon Oil Company and Ashland Oil Company in the asphalt market. Many of the Company's principal competitors are integrated multinational oil companies that are substantially larger and better known than the Company. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

         The principal competitive factors affecting the Company's refining operations are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution and transportation costs. Certain of the Company's larger competitors have refineries which are larger and more complex and, as a result, could have lower per barrel costs or higher margins per barrel of throughput. The Company has no crude oil reserves and is not engaged in exploration. The Company believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

         The withdrawal of retail marketing operations in New York in the early 1980's by Ashland, Texaco, Gulf and Exxon significantly reduced competition from major oil companies in New York and substantially enhanced the Company's market position. The Company believes that the high construction costs and stringent regulatory requirements inherent in petroleum refinery operations makes it uneconomical for new competing refineries to be constructed in the Company's primary market area. The Company believes that the location of its refinery provides it with a transportation cost advantage over its competitors, which is significant within an approximately 100-mile radius of the Company's refinery. For example, in Buffalo, New York over the last five fiscal years, the Company has experienced an approximately 2.1 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo.

         The principal competitive factors affecting the Company's retail marketing network are location of stores, product price and quality, appearance and cleanliness of stores and brand identification. Competition from large, integrated oil companies, as well as from convenience stores which sell motor fuel, is expected to continue. The principal competitive factors affecting the Company's wholesale marketing business are product price and quality, reliability and availability of supply and location of distribution points.

Employees

         As of August 31, 1997 the Company had approximately 1,706 full-time and 1,359 part-time employees. Approximately 2,473 persons were employed at the Company's retail units, 551 persons at the Company's refinery, 53 at the Kiantone pipeline and at terminals operated by the Company and the balance at the Company's corporate offices in Warren, Pennsylvania. The Company has entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A, the International Union of Plant Guard Workers of America Local No. 502 and General Teamsters Local Union No. 397 covering 196, 6, 23 and 17 employees, respectively. The agreements expire on February 1, 2001, January 31, 2000, June 25, 1999 and July 31, 2000, respectively. The Company believes that its relationship with its employees is good.

Intellectual Property

         The Company owns various federal and state service marks used by the Company, including Kwik-Fill(R), United(R) and Keystone(R). The Company has obtained the right to use the Red Apple Food Mart(R) service mark to identify its retail units under a royalty-free, nonexclusive, nontransferable license from RAS Operating Corp., a corporation affiliated with John A. Catsimatidis, the sole stockholder, Chairman of the Board and Chief Executive Officer of the Company. The license is for an indefinite term. The licensor has the right to terminate this license in the event that the Company fails to maintain quality acceptable to the licensor. The Company licenses the right to use the trademark Keystone(R) to approximately 62 independent distributors on a non-exclusive royalty-free basis for contracted wholesale sales of gasoline and distillates.

         The Company does not own any patents. Management believes that the Company does not infringe upon the patent rights of others nor does the Company's lack of patents have a material adverse effect on the business of the Company.


Governmental Approvals

         The Company has obtained all necessary governmental approvals, licenses and permits to operate the refinery and convenience stores.


ITEM 2.  PROPERTIES.

         The Company owns a 92-acre site in Warren, Pennsylvania upon which it operates its refinery. The site also contains a building housing the Company's principal executive offices.

         The Company owns various real property in the states of Pennsylvania, New York and Ohio upon which it operates 230 retail units and two crude oil and six refined product storage terminals. The Company also owns the 78 mile long Kiantone Pipeline, a pipeline which connects a crude oil storage terminal to the refinery's tank farm. The Company's right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. The Company also has easements, right-of-way agreements, leases, permits and similar agreements which would enable the Company to build a second pipeline on property contiguous to the Kiantone Pipeline.

         The Company also leases an aggregate of 89 sites in Pennsylvania, New York and Ohio upon which it operates retail units. As of August 31, 1997, the leases had an average remaining term of 38 months, exclusive of option terms. Annual rents on such retail units range from $2,400 to $74,500.


ITEM 3.  LEGAL PROCEEDINGS.

         In 1995, the Pennsylvania Environmental Defense Foundation ("PEDF") commenced a lawsuit in the United States District Court for the Western District of Pennsylvania under the Federal Water Pollution Control Act, as amended, against the Company alleging ongoing violations of discharge limits in the Company's waste-water discharge permit on substances discharged to the Allegheny River at its refinery in Warren, Pennsylvania. PEDF seeks to enjoin the alleged ongoing violations, an assessment of civil penalties up to $25,000 per day per violation, and an award of attorneys' fees. The Company's motion for summary judgment seeking dismissal of the action was denied. However, based upon available information, and its belief that the discharges are in substantial compliance with applicable requirements, the Company believes this action will not result in any material adverse effect upon its operations or consolidated financial condition.

         From time to time, the Company and its subsidiaries are parties to various legal proceedings that arise in the ordinary course of the Company's business, including various administrative proceedings relating to federal, state and local environmental matters. The Company's management believes that if the legal proceedings in which the Company is currently involved were determined against the Company, they would not have a material adverse effect on the Company's consolidated results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

               NONE


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

               NONE

ITEM 6.  SELECTED FINANCIAL DATA.


                                                                    Year Ended August 31,
                                                   1993         1994         1995        1996            1997
                                                   ----         ----         ----        ----            ----
                                                       (Dollars in thousands, except operating information)
Income Statement Data:
Net sales                                      $830,054       $729,128    $783,686      $833,818      $871,348
Gross margin(1)                                 162,251        156,898     151,852       168,440       164,153
Refining operating expenses                      49,835         56,121      56,665        63,218        60,746
Selling, general and administrative
  expenses                                       72,877         70,028      69,292        70,968        73,200
Operating income                                 32,717         21,710      17,696        26,038        21,977
Interest expense                                 15,377         17,100      18,523        17,606        17,509
Interest income                                     706          1,134       1,204         1,236         1,296
Other income (expense)                           (2,319)        (2,387)        571           (40)          672
Income before income tax
  expense and extraordinary
  item                                           15,727          3,357         948         9,628         6,436
Income tax expense                                6,687          1,337         487         3,787         2,588
Income before
  extraordinary item                              9,040          2,020         461         5,841         3,848
Net income (loss)                                 9,040            490         461         5,841        (2,805)
Balance Sheet Data (at end of period):
Total assets                                   $284,206       $315,194    $310,494      $306,104      $346,392
Total debt                                      137,721        158,491     154,095       136,777       201,272
Total stockholder's equity                       77,235         77,725      78,186        84,027        52,937


---------------------------------


(1) Gross margin is defined as gross profit plus refining operating expenses. Refining operating expenses are expenses incurred in refining and included in cost of goods sold in the Company's financial statements. Refining operating expenses equals refining operating expenses per barrel, multiplied by the volume of total saleable products per day, multiplied by the number of days in the period. For fiscal 1993, gross margin for the Company included $7.6 million of gross margin from an entity conducting business unrelated to the refining and marketing of petroleum products, which the Company sold to its parent in fiscal 1993.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Company Background

General

         The Company is engaged in the refining and marketing of petroleum products. In fiscal 1997, approximately 59% and 21% of the Company's gasoline and diesel fuel production was sold through the Company's network of service stations and truckstops. The balance of the Company's refined products were sold to wholesale customers. In addition to transportation and heating fuels, primarily gasoline and distillate, the Company is a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company's profitability is influenced by fluctuations in the market prices of crude oil and refined products. Although the Company's product sales mix helps to reduce the impact of large short term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. Specifically, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt and retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise have been consistently near 30% for the last five years and are essentially unaffected by variations in crude oil and petroleum product prices. The Company includes in cost of goods sold operating expenses incurred in the refining process. Therefore, operating expenses reflect only selling, general and administrative expenses, including all expenses of the retail network, and depreciation and amortization.

Results of Operations

Comparison of Fiscal 1997 and Fiscal 1996.

         Net Sales. Net sales increased $37.5 million or 4.5% from $833.8 million for fiscal 1996 to $871.3 million for fiscal 1997. The increase was primarily due to an 8.1% increase in wholesale gasoline and distillate weighted average net selling prices, 5.8% higher retail refined product selling prices, and a 16.3% increase in average asphalt selling prices. Also contributing to the revenue increase was a 3.9% increase in retail merchandise sales. These increases were partially offset by an 1.1% decrease in wholesale gasoline and distillate volume and by a 4.1% decrease in retail refined products volume. The lower sales volumes were primarily the result of lower refinery input and production in the first half of fiscal 1997.

         Cost of Goods Sold. Cost of goods sold increased $39.3 million or 5.4% from $728.6 million for fiscal 1996 to $767.9 million for fiscal 1997. The increase was primarily the result of a 12.7% increase in annual average per barrel crude oil costs, partially offset by lower refinery crude oil input volume. The Company's higher crude cost resulted from a rapid increase in world crude oil prices, which peaked in February 1997 at the highest level since the Gulf War. For the first half of fiscal 1997 (ending February 28), the average cost of crude processed by the Company was 36.6% above the same months of fiscal 1996. Subsequent to February, world crude oil prices decreased substantially. This decrease was reflected in the Company's crude costs for the second half of fiscal 1997, which were 7.0% below the second half of fiscal 1996. The Company's crude costs for the fourth quarter of fiscal 1997 were 11.6% below the same quarter of fiscal 1996. Additionally, cost of goods sold includes a write-off of $1,251,000 relating to a change in estimate of an insurance claim receivable. The claim initially arose from an asphalt spill in fiscal 1990. The total amount of a valid and enforceable claim was approximately $10,000,000 and was recorded as a reduction of cost of goods sold. Through June 1997, $8,200,000 has been received from the insurance company. In July 1997, the Company received notice from the insurance company of a question in the calculation of the balance of the claim. The Company believes that this difference will be resolved by arbitration. Accordingly, the Company has recorded the $1,251,000 charge.

         Operating Expenses. Operating expenses increased $2.2 million or 2.8% from $79.2 million for 1996 to $81.4 million for fiscal 1997. This increase was primarily due to a special one time bonus of approximately $1 million.

         Operating Income: Operating income decreased $4.1 million or 15.6% from $26.0 million for fiscal 1996 to $22.0 million for fiscal 1997. The Company's product margins and operating income were negatively affected by the high world crude oil prices in the first half of fiscal 1997. In the second half of fiscal 1997, lower world crude oil prices and accompanying strong product margins, particularly for gasoline and asphalt, led to substantial recovery in terms of operating income.

         Interest Expense. Net interest expense (interest expense less interest income) declined $0.2 million from $16.4 million for fiscal 1996 to $16.2 million for fiscal 1997. The decrease was due to a reduction in the amount of long-term debt outstanding for most of fiscal 1997, prior to the sale in June 1997 of $200 million of Senior Notes.

         Income Taxes. The Company's effective tax rate for fiscal 1997 was approximately 40.2% compared to a rate of 39.3% for fiscal 1996.

         Extraordinary Item. In June 1997, the Company incurred an extraordinary loss of $6.7 million (net of an income tax benefit of $4.2 million) as a result of "make-whole premiums" paid and financing costs written-off in connection with the early retirement of its 11.50% and 13.50% Senior Unsecured Notes.

         Comparison of Fiscal 1996 and Fiscal 1995

         Net Sales. Net sales increased $50.1 million or 6.4% from $783.7 million in fiscal 1995 to $833.8 million in fiscal 1996. This was the result of a 3.5% volume increase in refined product sales corresponding to higher refinery throughput, as well as a 5.3% increase in weighted average net selling prices of refined products. The 3.5% volume increase in refined product sales consisted of a 5.9% increase in wholesale refined product volume combined with a 1.3% volume decrease in retail sales. The decreased retail volume resulted from factors including the Company's closure of eight retail units and retail expansion by competitors. Sales of convenience merchandise at retail units increased by $1.1 million or 1.5% due to new marketing techniques, introduction of new merchandise items and redesigns of store layouts.

         Cost of Goods Sold. Cost of goods sold increased $40.1 million or 5.8% from $688.5 million in fiscal 1995 to $728.6 million in fiscal 1996. This was due to a 7.0% increase in the per barrel cost of crude oil purchases as well as a 2.5% increase in the volume of crude oil and other feedstocks purchased. The increase in the Company's per barrel crude cost was in line with the general increase in market crude oil prices.

         Operating Expenses. Operating expenses increased $1.7 million or 2.2% from $77.5 million in fiscal 1995 to $79.2 million in fiscal 1996. This was due to increases in retail operating expenses due to an intensified retail station maintenance program and to expenses for snow removal and similar items related to unusually severe weather in the second fiscal quarter of fiscal 1996.

         Operating Income. Operating income increased $8.3 million or 47.1% from $17.7 million in fiscal 1995 to $26.0 million in fiscal 1996. Rising crude costs in the third quarter of fiscal 1996 reduced retail and asphalt margins, but this was more than offset by the improvement in wholesale gasoline and distillate margins, as the Company was able to increase wholesale product prices in step with crude oil price increases, while deriving significant benefit from processing crude oil purchased approximately 30 days earlier at lower prices. The magnitude of the wholesale improvement is reflected in a refinery gross margin improvement from $3.48/bbl in fiscal 1995 to $4.26/bbl in fiscal 1996. Also contributing to increased earnings was a $1.1 million increase in convenience merchandise sales.

         Interest Expense. Net interest expense declined $0.9 million from $17.3 million in fiscal 1995 to $16.4 million in fiscal 1996 due to a reduction in the Company's long-term debt outstanding.

         Income Taxes. The Company's effective tax rate for fiscal 1996 was approximately 39.3% compared to a rate of 51.4% for fiscal 1995. The high 1995 effective rate reflects the effects of certain permanently non-deductible expenses for tax purposes, against minimal pre-tax book income.

Liquidity and Capital Resources

         Working capital (current assets minus current liabilities) at August 31, 1997, was $59.3 million and at August 31, 1996 was $39.9 million. The Company's current ratio (current assets divided by current liabilities) was 2.06:1 at August 31, 1997, and was 1.59:1 at August 31, 1996.

         Net cash used in operating activities totaled $2.3 million for the year ended August 31, 1997 compared to net cash provided by operating activities of $25.0 million in 1996.

         Net cash used in investing activities for purchases of property, plant and equipment and other assets totaled $53.6 million for the year ended August 31, 1997. For the fiscal year ended August 31, 1997, investments included $48.2 million in government securities and commercial paper maturing through December 1997. Net cash used in investing activities for purchases of property, plant and equipment and other assets totaled $5.8 million, $4.6 million and $12.1 million for fiscal 1997, 1996 and 1995, respectively. Fiscal 1995 saw the completion of major projects including installation of equipment for the production of reformulated gasoline, a distillate hydrotreater and a sulfur recovery unit, while in fiscal 1996 expenditures were primarily for enhancements to existing units.

         The Company reviews its capital expenditures on an ongoing basis. The Company currently has budgeted approximately $28.2 million for capital expenditures  in fiscal  1998 with  $3.3  million  for  completion  of  projects relating to underground storage tanks. The remaining $24.9 million for fiscal 1998 is budgeted for the refinery expansion and retail capital improvement program, refinery environmental compliance and routine maintenance. The refinery expansion and retail capital improvement program is expected to be completed in fiscal 1999. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations.

         Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company's bank credit facility with PNC Bank. Although the Company is not aware of any pending circumstances which would change its expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. The Company continues to investigate strategic acquisitions and capital improvements to its existing facilities.

         Federal, state and local laws and regulations relating to the environment affect nearly all the operations of the Company. As is the case with all the companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. Future expenditures related to environmental matters cannot be reasonably quantified in many circumstances due to the uncertainties as to required remediation methods and related clean-up cost estimates. The Company cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied.

Seasonal Factors

         Seasonal factors affecting the Company's business may cause variation in the prices and margins of some of the Company's products. For example, demand for gasoline tends to be highest in spring and summer months, while demand for home heating oil and kerosene tends to be highest in winter months.

As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in winter.

Inflation

         The effect of inflation on the Company has not been significant during the last five fiscal years.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS
                                                                   Page
                                                                   ----
Report of Independent Certified Public Accountants                 F-2
Consolidated Financial Statements:
Balance Sheets                                                     F-3
Statements of Operations                                           F-4
Statements of Stockholder's Equity                                 F-5
Statements of Cash Flows                                           F-6
Notes to Consolidated Financial Statements                         F-7 - F-21

Report of Independent Certified Public Accountants


The Board of Directors and Stockholder
United Refining Company

         We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 1996 and 1997, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended August 31, 1997. These consolidated financial statements are the responsibility of the management of United Refining Company and its subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1997 in conformity with generally accepted accounting principles.

         As discussed in Note 1, the consolidated financial statements for the years ended August 31, 1995 and 1996 have been revised to apply pushdown accounting.


New York, New York
October 24, 1997


                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                                August 31,
                                                                                                      1996                    1997
                                                                                                   --------                 --------
Assets
Current:
  Cash and cash equivalents ......................................................                 $ 15,511                 $ 11,024
  Accounts receivable, net .......................................................                   33,340                   29,762
  Inventories ....................................................................                   52,168                   67,096
  Prepaid expenses and other assets ..............................................                    6,728                    6,786
  Deferred income taxes ..........................................................                     --                        712
                                                                                                   --------                 --------
Total current assets .............................................................                  107,747                  115,380
                                                                                                   --------                 --------
Property, plant and equipment:
  Cost ...........................................................................                  230,606                  234,956
  Less: accumulated depreciation .................................................                   53,564                   60,757
                                                                                                   --------                 --------
         Net property, plant and equipment .......................................                  177,042                  174,199
                                                                                                   --------                 --------
Amounts due from affiliated companies ............................................                   19,038                     --
Restricted cash and cash equivalents
  and investments ................................................................                     --                     48,168
Deferred financing costs .........................................................                    1,380                    7,807
Other assets .....................................................................                      897                      838
                                                                                                   --------                 --------
                                                                                                   $306,104                 $346,392
                                                                                                   ========                 ========

Liabilities and Stockholder's Equity
Current:
  Current installments of long-term debt .........................................                 $ 16,759                 $    218
  Accounts payable ...............................................................                   22,387                   29,010
  Accrued liabilities ............................................................                   13,401                   13,753
  Sales, use and fuel taxes payable ..............................................                   14,827                   13,056
  Deferred income taxes ..........................................................                      508                     --
                                                                                                   --------                 --------
         Total current liabilities ...............................................                   67,882                   56,037
Long term debt: less current installments ........................................                  120,018                  201,054
Deferred income taxes ............................................................                   18,699                   17,390
Deferred gain on settlement of pension
  plan obligations ...............................................................                    2,635                    2,420
Deferred retirement benefits .....................................................                    8,384                   10,797
Other noncurrent liabilities .....................................................                    4,459                    5,757
                                                                                                   --------                 --------
         Total liabilities .......................................................                  222,077                  293,455
                                                                                                   --------                 --------
Commitments and contingencies
Stockholder's equity:
  Common stock, $.10 par value per share--
    shares authorized  100; issued and
    outstanding 100 ..............................................................                     --                       --
  Additional paid-in capital .....................................................                    7,150                    7,150
  Retained earnings ..............................................................                   76,877                   45,787
                                                                                                   --------                 --------
         Total stockholder's equity ..............................................                   84,027                   52,937
                                                                                                   --------                 --------
                                                                                                   $306,104                 $346,392
                                                                                                   ========                 ========


See accompanying notes to consolidated financial statements.



                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                                                                Year Ended August 31,
                                                                                     1995                1996                1997
                                                                                  ---------           ---------           ---------
Net sales (includes consumer excise taxes of
      $145,078, $142,791, and $139,371) ................................          $ 783,686           $ 833,818           $ 871,348
Cost of goods sold .....................................................            688,499             728,596             767,941
                                                                                  ---------           ---------           ---------
            Gross profit ...............................................             95,187             105,222             103,407
                                                                                  ---------           ---------           ---------
Expenses:
      Selling, general and administrative expenses .....................             69,292              70,968              73,200
      Depreciation and amortization expenses ...........................              8,199               8,216               8,230
                                                                                  ---------           ---------           ---------
            Total operating expenses ...................................             77,491              79,184              81,430
                                                                                  ---------           ---------           ---------
            Operating income ...........................................             17,696              26,038              21,977
                                                                                  ---------           ---------           ---------
Other income (expense):
      Interest income ..................................................              1,204               1,236               1,296
      Interest expense .................................................            (18,523)            (17,606)            (17,509)
      Other, net .......................................................                571                 (40)                672
                                                                                  ---------           ---------           ---------
                                                                                    (16,748)            (16,410)            (15,541)
                                                                                  ---------           ---------           ---------
      Income before income tax expense
            and extraordinary item .....................................                948               9,628               6,436
Income tax expense (benefit):
      Current ..........................................................              1,500                 200               3,100
      Deferred .........................................................             (1,013)              3,587                (512)
                                                                                  ---------           ---------           ---------
                                                                                        487               3,787               2,588
                                                                                  ---------           ---------           ---------
Net income before extraordinary item ...................................                461               5,841               3,848
Extraordinary item, net of tax benefit of $4,200 .......................               --                  --                (6,653)
                                                                                  ---------           ---------           ---------
Net income (loss) ......................................................          $     461           $   5,841           $  (2,805)
                                                                                  =========           =========           =========


See accompanying notes to consolidated financial statements.




                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        (in thousands, except share data)


                                                                                      Additional                             Total
                                                              Common Stock               Paid-In         Retained      Stockholder's
                                                          Shares         Amount          Capital         Earnings           Equity
                                                        --------         ------         --------         --------          --------
Balance at August 31, 1994 ....................              100         $ --           $  7,150         $ 70,575          $ 77,725
Net income ....................................             --             --               --                461               461
                                                        --------         ------         --------         --------          --------

Balance at August 31, 1995 ....................              100           --              7,150           71,036            78,186
Net income ....................................             --             --               --              5,841             5,841
                                                        --------         ------         --------         --------          --------

Balance at August 31, 1996 ....................              100           --              7,150           76,877            84,027
Net loss ......................................             --             --               --             (2,805)           (2,805)
Dividend ......................................             --             --               --            (28,285)          (28,285)
                                                        --------         ------         --------         --------          --------
Balance at August 31, 1997 ....................              100         $ --           $  7,150         $ 45,787          $ 52,937
                                                        ========         ======         ========         ========          ========

See accompanying notes to consolidated financial statements.



                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                   Year Ended August 31,
                                                                                        1995               1996               1997
                                                                                    ---------          ---------          ---------
Cash flows from operating activities:
  Net income (loss) .......................................................         $     461          $   5,841          $  (2,805)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization .........................................             8,568              8,505              8,564
    Extraordinary item - write-off of deferred
         financing costs ..................................................              --                 --                1,118
    Post-retirement benefits ..............................................             2,885              2,000              2,413
    Change in deferred income taxes .......................................            (1,013)             3,587               (875)
    Write-off of insurance claims receivable ..............................              --                 --                1,251
    (Gain)/loss on asset dispositions .....................................              (338)              (132)                 4
    Cash provided by (used in) working capital items ......................             6,698              5,614            (11,676)
    Other, net ............................................................               381               (440)              (305)
                                                                                    ---------          ---------          ---------
         Total adjustments ................................................            17,181             19,134                494
                                                                                    ---------          ---------          ---------
         Net cash provided by (used in) operating activities ..............            17,642             24,975             (2,311)
                                                                                    ---------          ---------          ---------
Cash flows from investing activities:
  Restricted cash and cash equivalents and investments ....................              --                 --              (48,168)
  Additions to property, plant and equipment ..............................           (12,134)            (4,562)            (5,824)
  Proceeds from asset dispositions ........................................               639                653                422
                                                                                    ---------          ---------          ---------
         Net cash used in investing activities ............................           (11,495)            (3,909)           (53,570)
                                                                                    ---------          ---------          ---------
Cash flows from financing activities:
  Dividends ...............................................................              --                 --               (5,000)
  Net (reductions) borrowings on revolving credit facility ................            (4,000)              --                 --
  Principal reductions of long-term debt ..................................              (629)           (17,939)          (135,512)
  Proceeds from issuance of long-term debt ................................              --                 --              200,000
  Deferred financing costs ................................................              (104)               (30)            (8,094)
                                                                                    ---------          ---------          ---------
         Net cash provided by (used in) financing
           activities .....................................................            (4,733)           (17,969)            51,394
                                                                                    ---------          ---------          ---------
Net increase (decrease) in  cash and cash equivalents: ....................             1,414              3,097             (4,487)
Cash and cash equivalents, beginning of year ..............................            11,000             12,414             15,511
                                                                                    ---------          ---------          ---------
Cash and cash equivalents, end of year ....................................         $  12,414          $  15,511          $  11,024
                                                                                    =========          =========          =========

Cash provided by (used in) working capital items:
  Accounts receivable, net ................................................         $   1,350          $  (3,585)         $  (2,686)
  Inventories .............................................................             6,371              4,859            (14,852)
  Prepaid expenses and other assets .......................................             1,201              2,277               (344)
  Accounts payable ........................................................            (4,012)             5,864              6,623
  Accrued liabilities .....................................................             1,973             (3,974)             1,354
  Sales, use and fuel taxes payable .......................................              (185)               173             (1,771)
                                                                                    ---------          ---------          ---------
         Total change .....................................................         $   6,698          $   5,614          $ (11,676)
                                                                                    =========          =========          =========
Cash paid during the period for:
  Interest (net of amount capitalized) ....................................         $  18,336          $  18,480          $  16,280
                                                                                    =========          =========          =========
  Income taxes ............................................................         $     339          $     929          $     195
                                                                                    =========          =========          =========
Non-cash financing activities:
  Dividend ................................................................         $    --            $    --            $  23,285
                                                                                    =========          =========          =========

See accompanying notes to consolidated financial statements.


                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Accounting Policies

  Basis of Presentation

         United Refining Company is a wholly-owned subsidiary of United Refining, Inc. ("United"), a wholly-owned subsidiary of United Acquisition Corporation ("UAC") which, in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the "Parent "). The cost of the Parent's investment in the Company is reflected as the basis in the consolidated financial statements of the Company ("pushdown accounting"). The common stock of the Company was acquired by the Parent in February, 1986 in a transaction accounted for as a purchase for $8.0 million, an amount below the historical cost of the acquired assets net of liabilities.

         Stock acquisitions are not required to be reported on the basis of pushdown accounting, and prior to the offering of the Senior Unsecured Notes (Note 7), the Company's separate financial statements were presented on the basis of the historical cost of the assets and liabilities. The financial statements for 1996 and prior years have been revised to apply pushdown accounting. The effects of the revision were as follows:

                                                          August 31,
                                                             1996
                                                       (in thousands)

Reduction in property, plant and equipment ..............   $26,897
Increase in deferred income tax assets ..................     4,043
Decrease in stockholder's equity ........................    22,854


                                             Year Ended August 31,
                                            1995              1996
                                            ----              ----
                                                (in thousands)

Increase in net income                    $2,830            $2,830


  Principles of Consolidation

         The consolidated financial statements include the accounts of United Refining Company and its subsidiaries (collectively, the "Company"), United Refining Company of Pennsylvania and its subsidiaries, and Kiantone Pipeline Corporation.

         All significant intercompany balances and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investment securities with maturities of three months or less at date of acquisition to be cash equivalents.

 Inventories and Exchanges

         Inventories are stated at the lower of cost or market, with cost being determined under the Last- in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise and supply inventories. If the cost of inventories exceeds their market value, provisions are made currently for the difference between the cost and market value. Due to fluctuating market conditions for certain petroleum product inventories, LIFO cost exceeded market by approximately $4,000,000 and $1,800,000 as of August 31, 1996 and 1997, respectively, resulting in the valuation of certain inventories at market.

         Inventories consist of the following:

                                                               August 31,
                                                         1996              1997
                                                             (in thousands)
                                                       -------           -------
Crude Oil ..................................           $ 8,775           $18,169
Petroleum Products .........................            25,763            31,306
                                                       -------           -------

     Total @ LIFO ..........................            34,538            49,475
                                                       -------           -------

Merchandise ................................             6,343             6,372
Supplies ...................................            11,287            11,249
                                                       -------           -------

     Total @ FIFO ..........................            17,630            17,621
                                                       -------           -------

    Total Inventory ........................           $52,168           $67,096
                                                       =======           =======


         Product exchange balances consist of petroleum products either held for
or  due  from  other   petroleum   marketers  and  are  reflected  in  petroleum
inventories. The balances are not material.

         The Company does not own sources of crude oil and depends on outside vendors for supplies of crude oil.

  Property, Plant and Equipment

         Property, plant and equipment is stated at cost and depreciated by the straight-line method over the respective estimated useful lives. The costs of funds used to finance projects during construction are capitalized.

         Routine current maintenance, repairs and replacement costs are charged against income. Turnaround costs, which consist of complete shutdown and inspection of significant units of the refinery at intervals of two or more years for necessary repairs and replacements, are estimated during the units' operating cycles and charged against income currently. Expenditures which materially increase values, expand capacities or extend useful lives are capitalized. A summary of the principal useful lives used in computing depreciation expense is as follows:

                                                 Estimated Useful
                                                  Lives (Years)

      Refinery Equipment ...........................    20-30
      Marketing ....................................    15-30
      Transportation ...............................    20-30



  Restricted Cash and Cash Equivalents and Investments

         Restricted cash and cash equivalents and investments consist of cash, cash equivalents and investments in government securities and commercial paper held in trust and committed for expanding and upgrading the refinery, rebuilding and refurbishing existing retail units and for acquiring new retail units and other capital projects. These funds represent the unused proceeds from the $200,000,000 10 3/4% Senior Unsecured Notes offering completed in June, 1997 and are carried at cost, which approximates market.

  Revenue Recognition

         Revenue from wholesale sales are recognized upon shipment or when title passes. Retail revenues are recognized immediately upon sale to the customer.

  Income Taxes

         The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         The Company joins with the Parent and the Parent's other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the tax sharing agreement among the Parent and its subsidiaries.

  Post-retirement Healthcare Benefits

         The Company provides at no cost to retirees, post-retirement healthcare benefits to salaried and certain hourly employees. The benefits provided are hospitalization, medical coverage and dental coverage for the employee and spouse until age 65. After age 65, benefits continue until the death of the retiree which results in the termination of benefits for all dependent coverage. If an employee leaves the Company as a terminated vested member of a pension plan prior to normal retirement age, the person is not entitled to any post-retirement healthcare benefits.

         The Company accrues post-retirement benefits other than pensions during the years that the employee renders the necessary service, of the expected cost of providing those benefits to an employee and the employee's beneficiaries and covered dependents. The Company has elected to amortize the transition obligation of approximately $12,000,000 on a straight-line basis over a 20-year period.

  Use of Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         In August 1997, the Company recorded a charge to earnings of $1,251,000 relating to a change in estimate. This accounting change results from the write-off of a portion of an insurance claim receivable and is included in cost of goods sold.

  Concentrations of Credit Risk

         The Company extends credit based on evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

  Insurance Claims

         Revenue is recognized or expense is reduced, as appropriate, relating to amounts recoverable from insurance carriers for, among other things, property damage and business interruption arising from insured occurrences at the time the Company determines the related claims to be valid and enforceable.

  Environmental Matters

         The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is discounted, but is not reduced for possible recoveries from insurance carriers (Note 16).

  Recent Accounting Standards

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires, among other things, an impairment loss on assets to be held and gains or losses from assets that are expected to be disposed of to be included as a component of income from continuing operations before taxes on income. The Company has adopted Statement 121 in fiscal 1997, and its implementation has not had a material effect on the consolidated financial statements.

         In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("Statement 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         Statement 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial disclosures. Results of operations and financial position, however, will be unaffected by the implementation of this standard.

         Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("Statement 131"), "Disclosures about Segments of an Enterprise and Related Information," which supersedes Statement 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         Statement 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

  Reclassification

         Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the presentation in the current year.

2.  Accounts Receivable, Net

         As of August 31, 1996 and 1997, accounts receivable was net of allowance for doubtful accounts of $541,000, and $511,000, respectively.

3.  Property, Plant and Equipment

         Property, plant and equipment is summarized as follows:

                                                      August 31,
                                           1996                        1997
                                           ----                        ----
                                                    (in thousands)
Refinery equipment, including
  construction-in-progress                 $153,507                 $155,618
Marketing (i.e.  retail outlets)             70,225                   72,463
Transportation                                6,874                    6,875
                                            -------                  -------
                                            230,606                  234,956
Less: Accumulated depreciation               53,564                   60,757
                                             ------                   ------
                                           $177,042                 $174,199
                                           ========                 ========


4.  Accrued Liabilities

         Accrued liabilities include the following:


                                                       August 31,
                                             1996                     1997
                                             ----                     ----
                                                    (in thousands)

Interest                                   $ 3,702                   $4,906
Payrolls and benefits                        6,292                    7,657
Income taxes                                   565                       --
Other                                        2,842                    1,190
                                           -------                  -------
                                           $13,401                  $13,753
                                           =======                  =======

5.  Leases

         The Company occupies premises, primarily retail gas stations and convenience stores and office facilities under long-term leases which require minimum annual rents plus, in certain instances, the payment of additional rents based upon sales. The leases generally are renewable for one to three five-year periods.

         As of August 31, 1996 and August 31, 1997, capitalized lease obligations, included in long-term debt, amounted to $769,000 and $648,000, respectively, net of current portion of $174,000 and $121,000, respectively. The related assets (retail gas stations and convenience stores) as of August 31, 1996 and 1997, amounted to $656,000, and $540,000, respectively, net of accumulated amortization of $956,000 and $523,000, respectively.

         Lease amortization amounting to $110,000, $106,000, and $117,000, for the years ended August 31, 1995, 1996 and 1997, respectively, is included in depreciation and amortization expense.

         Future minimum lease payments as of August 31, 1997 are summarized as follows:

                                                Capital       Operating
                                                 leases         leases
                                                    (in thousands)
Year ended August 31,
           1998                                   $225         $2,853
           1999                                    193          2,179
           2000                                    156          1,246
           2001                                    101            540
           2002                                     79            260
           Thereafter                              591            324
                                                   ---            ---

Total minimum lease payments                     1,345          7,402
Less:   Minimum sublease income                     --             44
                                                ------          -----

   Net minimum sublease payments                 1,345         $7,358
                                                               ======
           Less:
              Amount representing interest         576
                                                ------
           Present value of net
           minimum lease payments               $  769
                                                ======


            Net rent expense for operating leases amounted to $3,157,000, and $3,265,000 and $3,238,000 for the years ended August 31, 1995, 1996 and 1997, respectively.

6.  Credit Facility

            In June 1997, the Company negotiated a $35,000,000 secured revolving credit facility (the "Facility") with a syndicate of banks that provides for revolving credit loans and for the issuance of letters of credit. The Facility expires on June 9, 2002 and is secured by certain qualifying cash accounts, accounts receivable, and inventory, which amounted to $50,784,000 as of August 31, 1997. Until maturity, the Company may borrow, repay and reborrow on an amount not exceeding certain percentages of secured assets. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds rate plus 1/2% for base rate borrowings and the LIBOR rate for Euro-Rate borrowings, which was 7.91% as of August 31, 1997. As of August 31, 1997, no letters of credit and no borrowings were outstanding under the agreement. No other borrowings or letters of credit were outstanding for any other period presented. The Company pays a commitment fee of 3/8% per annum on the unused balance of the Facility.

7.  Long-term Debt

            During June 1997, the Company sold $200,000,000 of 10 3/4% Senior Unsecured Notes due 2007, Series A. Such Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's subsidiaries (Note 19). The proceeds of the offering were used to retire all of its outstanding senior notes, pay prepayment penalties related thereto and to retire the amount outstanding under the Company's existing secured revolving credit facility. The excess proceeds from the offering of approximately $48,129,000 were deposited in an escrow account to be used for expanding and upgrading the refinery, rebuilding and refurbishing existing retail units, and for acquiring new retail units and other capital expenditure projects. As of August 31, 1997, the excess proceeds were classified as "Restricted Cash and Cash Equivalents and Investments."

            Both the senior unsecured notes and secured credit facility require that the Company maintain certain minimum levels of tangible net worth, working capital ratios and cash flow and restrict the amount available to distribute dividends.

            A summary of long-term debt is as follows:

                                                                                                                 August 31,
                                                                                                        1996                   1997
                                                                                                      --------              --------
                                                                                                               (in thousands)
Long-term debt:
  10.75% senior unsecured notes due June 9, 2007, Series A .............................                   $--              $200,000
  11.50% senior unsecured notes due in annual
    installments of $16,500 beginning December 1, 1995
    through December 1, 1998, when the remaining principal
    balance is due and payable .........................................................                93,500                  --
  13.50% senior unsecured notes due in annual installments
    of $9,600 on December 31, 2001 and 2002, with the
    remaining principal balance of $22,550 due on
    December 31, 2003 ..................................................................                41,750                  --
Other long-term debt ...................................................................                   589                   503
Other obligations:
  Capitalized lease obligations ........................................................                   943                   769
                                                                                                      --------              --------
                                                                                                       136,782               201,272

  Less: Unamortized long-term discount of debt .........................................                     5                  --
                                                                                                      --------              --------
                                                                                                       136,777               201,272
  Less: Current installments of long-term debt .........................................                16,759                   218
                                                                                                      --------              --------
         Total long-term debt, less current
             installments ..............................................................              $120,018              $201,054
                                                                                                      ========              ========


         The principal amount of long-term debt outstanding (including amounts due under capital leases) as of August 31, 1997, matures as follows:

         Year ended August 31,                      (in thousands)

                  1998 ...............................    $    218
                  1999 ...............................         207
                  2000 ...............................         166
                  2001 ...............................         113
                  2002 ...............................          87
                  Thereafter .........................     200,481
                                                          --------
                                                          $201,272

         The following financing costs have been deferred and are classified as other assets and are being amortized to expense over the term of the related debt:

                                                               August 31,
                                                         1996             1997
                                                         ----             ----
                                                              (in thousands)
Beginning balance                                       $1,854          $1,380
Current year additions                                      30           8,094
                                                        ------          ------
         Total financing costs                           1,884           9,474
         Write-off of deferred financing costs              --         (1,118)
Amortization                                             (504)           (549)
                                                        -----           -----
                                                        $1,380          $7,807
                                                        ======          ======


8.  Interest Expense

         Interest expense consists of the following:

                                                        Year Ended August 31,
                                                    1995        1996       1997
                                                  -------     -------    -------
                                                          (in thousands)

Interest on long-term notes and other debt        $18,249     $17,182    $16,982
Interest on secured debt, capital leases
  and other obligations                               374         424        527
Interest cost capitalized as a component of
  construction costs                                 (100)         --         --
                                                  -------     -------    -------
                                                  $18,523     $17,606    $17,509
                                                  =======     =======    =======

9.  Retirement Plans

         Substantially all employees of the Company are covered by noncontributory defined benefit retirement plans. The benefits are based on each employee's years of service and compensation. The Company's policy is to contribute the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended. The assets of the plans are invested in an investment trust fund and consist of interest-bearing cash and bank common/collective trust funds.

         Net periodic pension cost for the years ended August 31, 1995, 1996 and 1997 included the following components:

                                          1995            1996            1997
                                        -------         -------          ------
                                                   (in thousands)

Service cost                            $ 1,067         $ 1,166          $1,283
Interest cost on projected benefit
 obligation                               1,171           1,442           1,632
Return on assets                         (1,319)         (1,227)         (1,509)
Net amortization and deferral               (15)             45              35
                                        -------         -------          ------
Net periodic pension cost               $   904         $ 1,426          $1,441
                                        =======         =======          ======


         Assumptions for the years ended August 31, 1995, 1996 and 1997 used in the calculation of the projected benefit obligation were:

                                                 1995        1996          1997
                                                 ----        ----          ----

Discount rates                                   8.0%         8.0%         8.0%
Salary increases                                 4.0%    3.0%-4.5%    3.0%-4.5%
Expected long-term rate of return on assets      8.0%         8.0%         8.0%

         The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets as of August 31, 1996 and 1997:

                                                                                                1996               1997
                                                                                             --------            -------
                                                                                                   (in thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                                                                  $ 14,489            $16,840
                                                                                             ========            =======
  Accumulated benefit obligation                                                             $ 15,055            $17,414
                                                                                             ========            =======
  Projected benefit obligation                                                               $ 20,394            $23,074
  Plan assets at fair value                                                                   (16,360)           (20,195)
                                                                                             --------            -------
  Projected benefit obligation in excess of plan assets                                         4,034              2,879
  Unrecognized net obligation as of September 1, 1985                                          (1,610)            (1,470)
  Unrecognized prior service cost                                                                (562)              (995)

  Unrecognized net gain                                                                         2,881              4,058
                                                                                             --------            -------
  Pension liability recognized on the consolidated
    balance sheets                                                                           $  4,743             $4,472
                                                                                             ========             ======


         The Company's deferred gain on settlement of past pension plan obligations amounted to $2,635,000 and $2,420,000 as of August 31, 1996 and 1997, respectively, and is being amortized over 23 years.


10.  Other Benefit Plans

         As discussed in Note 1, the Company accrues for certain post-retirement healthcare benefits to salaried and certain hourly employees. The Company funds such benefits as they become payable. The Company made benefit payments of $504,000, $497,000 and $331,000, for the years ended August 31, 1995, 1996, and
1997, respectively. Benefit payments are reflected as a reduction of the accrued post-retirement healthcare benefit costs.

         The following table sets forth the post-retirement healthcare benefits status reconciled with the amounts on the Company's consolidated balance sheets as of August 31, 1996 and 1997:

                                                          1996           1997
                                                        --------       --------
                                                              (in thousands)
Retirees                                                $  4,689          3,174
Fully eligible active plan participants                    8,012          9,494
Unrecognized net gain                                      2,576          3,593
Unrecognized transition obligation, being
  recognized over 20 years                               (10,145)       ( 9,549)
                                                        --------       --------
Accrued post-retirement healthcare benefit cost         $  5,132       $  6,712
                                                        ========       ========


                                                                            Year Ended August 31,
                                                                   1995             1996           1997
                                                                  ------          -------         ------
                                                                              (in thousands)

Net periodic post-retirement healthcare benefit
  cost for the year includes the following
  components:
  Service cost                                                    $  970          $  545          $  670
  Interest cost on accumulated post-retirement
    healthcare benefit obligation                                    854             919             905
  Amortization of transition obligation                              597             597             597
  Amortization of net gain                                            --            (107)           (140)
                                                                  ------          -------         ------
  Net periodic post-retirement healthcare benefit cost            $2,421          $1,954          $2,032
                                                                  ======          =======         ======

         For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 7.7% and 5%, respectively for 1997; the rates were assumed to decrease gradually to 5% for both medical and dental benefits until 2006 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rates by 1 percentage point in each year would increase the accumulated post-retirement healthcare benefit obligation as of August 31, 1997, by $2,147,000 and the aggregate of the service and interest cost components of net periodic post-retirement healthcare benefit cost for the year then ended by $299,000.

         The weighted average discount rate used in determining the accumulated post-retirement healthcare benefit obligation for August 31, 1996 and 1997 was 8.0%.

         The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company's contributions to these plans amounted to $453,000, $491,000 and $498,000, for the years ended August 31, 1995, 1996 and 1997, respectively.

11.  Income Taxes

         Income tax expense (benefit) consisted of:

                                  Year Ended August 31,
                     1995                 1996              1997
                     ----                 ----              ----
                                   (in thousands)
Federal:
  Current          $1,031              $  (44)            $2,565
  Deferred           (517)              2,868               (128)
                     -----              -----             -------
                      514               2,824              2,437
                     ----               -----             ------
State:
  Current             469                 244                535
  Deferred           (496)                719               (384)
                   ------              ------             -------
                      (27)                963                151
                   ------              ------             ------
                   $  487              $3,787             $2,588
                   ======              ======             ======

         Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income before income tax expense (benefit) and extraordinary items is as follows:

                                                   Year Ended August 31,
                                        1995              1996             1997
                                        ----              ----             ----
                                                    (in thousands)

U. S. Federal income taxes
  at the statutory rate of 34%          $322            $3,274           $2,188
State income taxes, net of
  Federal benefit                         78               716              363
Reduction of taxes provided
  in prior year                           --              (201)             (62)
Nondeductible expenses                    67                62              317
Other                                     20               (64)            (218)
                                       -----             -----            -----
         Income tax attributable
           to income before
           income tax expense
           (benefit) and
           extraordinary item           $487            $3,787           $2,588
                                      ======            ======           ======

         Deferred tax liabilities (assets) are comprised of the following:

                                                            August 31,
                                                     1996              1997
                                                   -------           -------
                                                          (in thousands)

Inventory valuation                                $ 4,583           $ 4,045
Accounts receivable allowance                         (261)             (237)
Property, plant and equipment                       26,975            28,446
Accrued liabilities                                 (9,388)          (10,656)
Tax credits and carryforwards                       (3,636)           (4,370)
State net operating loss carryforwards              (1,952)           (2,197)
Valuation allowance                                  1,041             1,084
Other                                                1,845               563
                                                   -------           -------
Net deferred income taxes                         $ 19,207          $ 16,678
                                                  ========          ========


         The Company's results of operations are included in the consolidated Federal tax return of the Parent. The Company's net operating loss carryforward for regular tax is approximately $1,000,000, available for use in years beginning after August 31, 1997.

         The Tax Reform Act of 1986 created a separate parallel tax system called the Alternative Minimum Tax ("AMT") system. AMT is calculated separately from the regular U.S. Federal income tax and is based on a flat rate of 20% applied to a broader tax base. The higher of the two taxes is paid. The excess AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities in excess of AMT liabilities of future years. For accounting purposes, the Company generated AMT credits in prior years of approximately $3,600,000 that is available to offset the regular tax liability in future years. The Company's AMT net operating loss is approximately $1,000,000 which expires after August 31, 1997.

         A general business credit carryforward for tax reporting purposes amounts to approximately $200,000 and expires beginning after August 31, 2001.

12.  Disclosures About Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

         The carrying amount of cash and cash equivalents, trade accounts and notes receivable and current liabilities approximate fair value because of the short maturity of these instruments.

         The fair value of long-term debt (Note 7) was calculated by discounting scheduled cash flows through the maturity of the debt using estimated market rates for the individual debt instruments. As of August 31, 1997, the carrying amount and estimated fair value of these debt instruments approximated $201,272,000 and $201,398,000, respectively.

13.  Contingencies

         The Company is a defendant in various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that unfavorable disposition would not have a material adverse effect on the consolidated financial position of the Company.

14.  Transactions with Affiliated Companies

         In June 1997, the Company declared a dividend of $28,285,000 of which $5,000,000 was paid in cash and $23,285,000 was a forgiveness of debt from related parties, resulting in a non-cash financing activity. Additionally, the Company has offset $2,017,000 of amounts due from related parties with deferred tax benefits previously received.

         During 1993, the Company sold certain retail grocery operations acquired in December 1990 from an affiliated entity to Red Apple (Caribbean), Inc., an affiliated company, in exchange for a promissory note amounting to $17,600,000. The note bears interest at the rate of 5% per annum and was originally due on December 31, 1994. Subsequent to this date, the note was amended and restated, extending the due date to December 31, 1997. During the years ended August 31, 1995, 1996 and 1997, interest income of $880,000, $880,000 and $660,000, respectively, was recognized. As of August 31, 1996, the entire amount of the note, plus the accrued interest income relating thereto, was outstanding. As of August 31, 1997, no amounts were outstanding relating to this note.

         Included in amounts due from affiliated companies are advances, certain charter air services and income taxes due from the Parent company. These amounts do not bear interest and have no set repayment terms. As of August 31, 1996, the amount approximated $2,500,000. As of August 31, 1997, no amounts were outstanding.

         The Company paid a service fee relating to certain costs incurred by its Parent for the Company's New York office. During the years ended August 31, 1995, 1996 and 1997 such fees amounted to approximately $2,480,000, $2,424,000, and $2,712,000, respectively.

         An affiliate of the Company leases nine retail gas station and convenience stores to the Company under various operating leases which all expire in 2001. Rent expense relating to these leases was $264,000 for each of the years ended August 31, 1995, 1996 and 1997, respectively.

15.  Environmental Matters

         The Company is subject to federal, state and local laws and regulations relating to pollution and protection of the environment such as those governing releases of certain materials into the environment and the storage, treatment, transportation, disposal and clean-up of wastes, including, but not limited to, the Federal Clean Water Act, as amended, the Clean Air Act, as amended, the Resource Conservation and Recovery Act of 1976, as amended, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and analogous state and local laws and regulations.

         Pursuant to a consent order issued by the Pennsylvania Department of Environmental Protection, the Company is required to determine the extent of any ground water contamination and its effect on site remediation. Management of the Company believes that remediation costs or other expenditures required by the consent order are not expected to be material.

         Due to the nature of the Company's business, the Company is and will continue to be subject to various environmental claims, legal actions and complaints. In the opinion of management, all current matters are without merit or are of such kind or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated financial position and results of operations of the Company.

16.  Other Expense

         During 1994, the Company incurred a loss of $1,598,000 in connection with the settlement of a claim dating back to a period prior to the acquisition by the Parent (Note 1). The related settlement amount of $2,300,000 ($1,598,000 after being discounted at 13% per annum) is payable in quarterly installments of $125,000 commencing on January 13, 1995, and continuing to October 13, 1998, at which time annual payments of $160,000 will be required until the remaining outstanding balance is liquidated on October 13, 2002.

         The undiscounted amounts due as of August 31, 1997 are as follows:

                  Year ended August 31                         (in thousands)

                           1998                                    $ 125
                           1999                                      160
                           2000                                      160
                           2001                                      160
                           2002                                      160
                        Thereafter                                   160
                                                                    $925

17.  Extraordinary Item

         In June 1997, the Company incurred an extraordinary loss of $6,653,000 (net of an income tax benefit of $4,200,000) as a result of "make-whole premiums" paid and financing costs written-off in connection with the early retirement of its 11.50% and 13.50% senior unsecured notes.

18.  Segments of Business

         The Company operates in two industry segments. The retail segment sells petroleum products and convenience store merchandise to the general public. The wholesale segment sells petroleum products to other oil companies and distributors. Intersegment sales are primarily from the wholesale segment to the retail segment and are accounted for in a manner similar to third party sales and are eliminated in consolidation.

                                              Year Ended August 31,
                                        1995            1996            1997
                                     --------        --------        --------
                                                  (in thousands)
Net sales:
  Retail                             $456,690        $460,869        $463,895
  Wholesale                           326,996         372,949         407,453
                                     --------        --------        --------
                                     $783,686        $833,818        $871,348
                                     ========        ========        ========
Intersegment sales:
  Wholesale                          $178,057        $189,631        $198,129
                                     ========        ========        ========
Income from operations:
  Retail                             $  9,708        $  4,056        $  3,267
  Wholesale                             7,988          21,982          18,710
                                   ----------        --------        --------
                                    $  17,696        $ 26,038        $ 21,977
                                    =========        ========        ========
Identifiable assets:
  Retail                             $ 98,469        $ 97,548        $ 80,124
  Wholesale                           212,026         208,556         266,268
                                     --------        --------        --------
                                     $310,495        $306,104        $346,392
                                     ========        ========        ========

Depreciation and amortization:
  Retail                            $  1,985        $  1,893        $  1,906
  Wholesale                            6,214           6,323           6,324
                                    --------        --------        --------
                                    $  8,199        $  8,216        $  8,230
                                    ========        ========        ========
Capital expenditures:
  Retail                            $  2,835        $  2,122        $  3,095
  Wholesale                            9,299           2,440           2,729
                                    --------        --------        --------
                                    $ 12,134        $  4,562        $  5,824
                                    ========        ========        ========


19.  Subsidiary Guarantors

         Summarized  financial   information  for  the  Company's   wholly-owned
subsidiary guarantors (Note 7) are as follows:

                                                        August 31,
                                                   1996           1997
                                                   ----           ----

         Current Assets                          $37,032        $35,653
         Noncurrent Assets                        76,287         60,131
         Current Liabilities                      80,350         82,131
         Noncurrent Liabilities                    9,747         10,474


                                                Year Ended August 31,
                                         1995            1996            1997
                                         ----            ----            ----

         Net Sales                   $461,474        $465,656        $468,570
         Gross Profit                  72,002          68,484          68,524
         Operating Income              10,474           5,413           5,185
         Net Income                     4,894           1,351           1,624


         Separate financial statements of the wholly-owned subsidiary guarantors are not presented because management believes that they would not be meaningful to investors.


20.  Quarterly Financial Data (unaudited):

                                                              Net Income (Loss)
                                  Net              Gross         before extra-
                                 Sales            Profit         ordinary Item
                               --------         --------           --------
                                               (in thousands)

1997
First Quarter                  $227,264          $25,539             $  902
Second Quarter                  207,812           17,528             (3,382)
Third Quarter                   203,644           24,415                371
Fourth Quarter                  232,628           35,925              5,957

1996
First Quarter                  $204,089          $29,712            $ 2,982
Second Quarter                  185,904           25,433              1,143
Third Quarter                   208,070           28,114              2,309
Fourth Quarter                  235,755           21,963               (593)

1995
First Quarter                  $197,607          $24,855            $   776
Second Quarter                  166,275           16,588             (4,714)
Third Quarter                   194,212           25,189              1,661
Fourth Quarter                  225,592           28,555              2,738

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

               None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of November 28, 1997 with respect to all directors and executive officers of the Company.


                                           Director
Name                            Age        Since      Position                  Principal Occupation for the Past 5 Years
----                            ---        -----      --------                  -----------------------------------------


John A. Catsimatidis             49         1986      Chairman of the Board,    He also  serves  as  Chairman  of the  Board,  Chief
                                                      Chief Executive           Board,  Executive President,  and was the founder of
                                                      Officer, Director         Red Apple Group, Inc. (a holding company for certain
                                                                                businesses,  including  corporations  which  operate
                                                                                supermarkets in New York);  Chief Executive  Officer
                                                                                and Director of Sloan's Supermarkets, Inc., a public
                                                                                company whose common stock is listed on the American
                                                                                Stock  Exchange  and  operates  supermarkets  in New
                                                                                York;  a director of News  Communications,  Inc.,  a
                                                                                public     company    whose    stock    is    traded
                                                                                over-the-counter;  and Fonda Paper Company,  Inc., a
                                                                                privately held company.


Myron L. Turfitt                 45         1988      President, Chief          President and Chief Operating Officer of the Company
                                                      Operating Officer,        since  September  1996.  From June 1987 to September
                                                      Director                  1996 he was Chief  Financial  Officer and  Executive
                                                                                Vice President of the Company.


Thomas C. Covert                 63         1988      Vice Chairman             Vice Chairman of the Company since  September  1996.
                                                      and Director              From  December   1987  to  September   1996  he  was
                                                                                Executive Vice President and Chief Operating Officer
                                                                                of the Company.





Ashton L. Ditka                  56         ---        Senior Vice              Senior  Vice  President--Marketing  of  the  Company
                                                       President -              since July 1990.  From December 1989 to July 1990 he
                                                       Marketing                was Vice President--Wholesale & Retail Marketing and
                                                                                from  August  1976 until  December  1989 he was Vice
                                                                                President-- Wholesale Marketing.  Mr. Ditka has over
                                                                                30 years of experience  in the  petroleum  industry,
                                                                                including 11 years in retail marketing with Atlantic
                                                                                Richfield Company.


Thomas E. Skarada                54         ---        Vice President--         Vice   President--Refining   of  the  Company  since
                                                       Refining                 February 1996.  From September 1994 to February 1996
                                                                                he was Assistant Vice  President--Refining  and from
                                                                                March 1993, when he joined the Company, to September
                                                                                1994 he was Director of Regulatory Compliance.  From
                                                                                March 1992 to March 1993,  he was a consultant  with
                                                                                Muse, Stancil and Co., in Dallas, Texas.


Frederick J. Martin, Jr.         43         ---        Vice President           Vice  President--Supply  and  Transportation  of the
                                                       Supply and               Company since  February  1993.  From 1980 to January
                                                       Transportation           1993  he  held  other   positions   in  the  Company
                                                                                involving  transportation,   product  supply,  crude
                                                                                supply and pipeline and terminal administration.


James E. Murphy                  52         ---        Vice President           Chief Financial Officer of the Company since January
                                                       and Chief Financial      1997. He was Vice President--Finance from April 1995
                                                       Officer                  to  December  1996 and since May 1982 has held other
                                                                                accounting and internal auditing  positions with the
                                                                                Company,  including  Director of  Internal  Auditing
                                                                                since April 1986.


John R. Wagner                   38         ---        Vice President--         Vice President--General Counsel and Secretary of the
                                                       General Counsel,         Company  since  August  1997.  Prior to joining  the
                                                       Secretary                Company,  Mr.  Wagner  served as  Counsel  to Dollar
                                                                                Bank,  F.S.B.  from 1988 until  assuming his current
                                                                                position.








Dennis E. Bee, Jr.               55         ---        Treasurer                Treasurer of the Company since May 1988.


Martin R. Bring                  54        1988        Director                 A  member  of the  law  firm of  Lowenthal,  Landau,
                                                                                Fischer  & Bring,  P.C.,  New York,  New York  since
                                                                                1978.  He also  serves  as a  Director  for both The
                                                                                He-Ro  Group,  Ltd.,  an  apparel  manufacturer  and
                                                                                Sloan's Supermarkets, Inc., a supermarket chain.


Evan Evans                       71        1997        Director                 Chairman  of Holvan  Properties,  Inc.,  a privately
                                                                                owned petroleum industry consulting firm since 1983.
                                                                                He is also a director of U.S. Energy Systems,  Inc.,
                                                                                a public company whose common stock is quoted on the
                                                                                Nasdaq  SmallCap  Market,  and  of  Alexander-Allen,
                                                                                Inc.,  a  privately   owned  company  which  owns  a
                                                                                refinery in Alabama which is currently shut down. He
                                                                                has been a director of both of these companies since
                                                                                1994.


Kishore Lall                     50        1997        Director                 An  independent  consultant.  Prior  to  becoming  a
                                                                                consultant  in  1994,   Mr.  Lall  was  Senior  Vice
                                                                                President and head of commercial banking of ABN AMRO
                                                                                Bank, New York branch from 1990 to 1994.


Douglas Lemmonds                 50        1997        Director                 Managing  Director and the Chief Operating  Officer,
                                                                                Private  Banking-Americas of the Deutsche Bank Group
                                                                                since May 1996.  Private  Banking-Americas  operates
                                                                                across four  separate  legal  entities,  including a
                                                                                registered  investment  advisor, a broker-dealer,  a
                                                                                trust company and a commercial  bank. From June 1991
                                                                                to May 1996 Mr.  Lemmonds was the Regional  Director
                                                                                of Private Banking of the Northeast  Regional Office
                                                                                of the Bank of America  and from August 1973 to June
                                                                                1991 he held various  other  positions  with Bank of
                                                                                America.






Andrew Maloney                   65        1997        Director                 Partner  of Brown & Wood  LLP,  a New York law firm,
                                                                                since December 1992. From June 1986 to December 1992
                                                                                he was the United  States  Attorney  for the Eastern
                                                                                District of New York.


Dennis Mehiel                    54        1997        Director                 Chairman  and Chief  Executive  Officer of The Fonda
                                                                                Group,  Inc. since 1988.  Since 1966 he has been the
                                                                                Chairman  of  Four  M, a  converter  and  seller  of
                                                                                interior packaging, corrugated sheets and corrugated
                                                                                containers  which  he  co-founded,  and  since  1977
                                                                                (except  during a leave of  absence  from April 1994
                                                                                through  July 1995) he has been the Chief  Executive
                                                                                Officer of Four M. Mr.  Mehiel is also the  Chairman
                                                                                of  MannKraft   Corporation,   a   manufacturer   of
                                                                                corrugated  containers,  and Chief Executive Officer
                                                                                and Chairman of Creative Expressions, Group, Inc.



Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable

ITEM 11.          EXECUTIVE COMPENSATION.


     The following table sets forth for fiscal years 1995, 1996 and 1997 the compensation paid by the Company to its Chairman of the Board and Chief Executive Officer and each of the three other executive officers of the Company whose salary and bonus exceeded $100,000 during fiscal year 1997.


                           Summary Compensation Table

                               Annual Compensation

                                                                                            Other          Other
                                                                                            Annual         Annual
                                                                                            Compensa-      Compensa-
Name and Principal Position                        Year       Salary($)      Bonus($)       tion(1) ($)    tion(2) ($)
---------------------------                        ----       ---------      --------       -----------    -----------

John A. Catsimatidis,                              1997        $360,000      $265,000            --          $4,750
      Chairman of the Board and                    1996         360,000       205,000            --           4,750
      Chief Executive Officer                      1995         360,000       205,000            --           4,620

Myron L. Turfitt,                                  1997         235,000       280,000         2,780           4,750
      President and                                1996         235,000       120,000         2,600           4,750
      Chief Operating Officer                      1995         235,000       120,000         2,167           4,620

Ashton L. Ditka,                                   1997         135,042        31,405         3,241           3,782
      Senior Vice President--                      1996         125,558         6,100         3,262           3,660
      Marketing                                    1995         122,000         6,100         3,089           3,660

Thomas E. Skarada,                                 1997         120,116        29,900         7,580           2,860
      Vice President--Refining                     1996          94,250         4,500         7,536           2,670
                                                   1995          89,000         4,450         4,576           2,662


(1)  All amounts are automobile allowances.

(2) All amounts are Company matching contributions under the Company's 401(k) Incentive Savings Plan.


Stock Options

No stock options are outstanding.

Compensation of Directors

Non-officer directors receive a stipend of $15,000 per year and $1,000 for each meeting attended.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT.


The following table sets forth certain information regarding ownership of Common Stock on November 28, 1997 by: (i) each stockholder known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investment power with respect to the shares indicated.

      Name and Address of
       Beneficial Owner                  Number of Shares      Percent of Class

   John Catsimatidis                           100                   100%
   823 Eleventh Avenue
   New York, NY 10019

   All officers and directors
   as a group (15 persons)                     100                   100%

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             During 1993, the Company sold certain retail grocery operations to Red Apple (Caribbean), Inc., a corporation indirectly wholly-owned by John A. Catsimatidis, the Chairman of the Board, Chief Executive Officer and beneficial owner of all of the outstanding capital stock of the Company, in exchange for a promissory note totalling $17,600,000. The note bears interest at the rate of 5% per annum and was originally due on December 31, 1994. Subsequent to this date, the note was successively amended and restated. In June 1997, the Company distributed the note to its sole stockholder.

             The Company paid a service fee relating to certain costs incurred by its parent, Red Apple Group, Inc. ("RAG"), for the Company's New York office for fiscal 1996 and fiscal 1997 amounting to approximately $2,424,000 and $2,712,000, respectively. Pursuant to a Servicing Agreement entered into between the Company and RAG in June 1997, commencing in fiscal 1998, the Company will pay a $1,000,000 per year management fee relating to these costs. The term of the Servicing Agreement expires on June 9, 2000, but the term shall be automatically extended for periods of one year if neither party gives notice of termination of the Servicing Agreement prior to the expiration of the then current term.

             As of the date hereof, United Refining, Inc., owned by John A. Catsimatidis, was leasing to the Company nine retail units. The term of each lease expires on April 1, 2001. The annual rentals payable under the leases aggregate $264,000, which the Company believes are market rates. As of the date hereof, the Company was current on all rent obligations under such leases.

             RAG files a consolidated tax return with affiliated entities, including the Company. Commencing in June 1997, RAG, the Company and certain of their affiliates entered into a tax sharing agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement the parties established a method for allocating the consolidated federal income tax liability and combined state tax liability of the RAG affiliated group among its members; for reimbursing RAG for payment of such tax liability; for compensating any member for use of its net operating loss or tax credits in arriving at such tax liability; and to provide for the allocation and payment of any refund arising from a carryback of net operating loss or tax credits from subsequent taxable years.

             Included in amounts due from affiliated companies are advances and amounts relating to the allocation of overhead expenses, certain charter air services and income taxes from the Company's parent. These amounts do not bear interest and have no set repayment terms. At August 31, 1995 and 1996, the amounts approximated $2,000,000 and $2,500,000 respectively. At August 31, 1997, there were no amounts outstanding.

             In June 1997, the Company declared a dividend of $28,285,000 of which $5,000,000 was paid in cash and $23,285,000 was forgiveness of debt from related parties. Additionally, the Company has offset $2,017,000 of amounts due from related parties with deferred tax benefits previously received.


             During fiscal 1997, the Company made payments for services rendered to it by Lowenthal, Landau, Fischer & Bring, P.C. ("LLF&B"), a law firm of which Martin R. Bring, a director of the Company, is a member. The Company believes that the fees paid to LLF&B for legal services are comparable to fees it would pay to a law firm for similar services, none of whose members are officers, directors or principal stockholders, of the Company.

                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      (1)     Financial Statements

                 A list of all financial statements filed as part of this report is contained in the index to Item 8, which index is incorporated herein by reference.

         (2)     Financial Statement Schedules

                 Schedule II - Valuation and Qualifying Accounts

         (3)     Exhibits


Number        Description

3.1 Certificate of Incorporation of United Refining Company ("URC"). Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-35083) (the "Registration Statement").
3.2 Bylaws of URC. Incorporated by reference to Exhibit 3.2 to the Registration Statement.
3.3 Certificate of Incorporation of United Refining Company of Pennsylvania ("URCP"). Incorporated by reference to Exhibit 3.3 to the Registration Statement.
3.4 Bylaws of URCP. Incorporated by reference to Exhibit 3.4 to the Registration Statement.
3.5 Certificate of Incorporation of Kiantone Pipeline Corporation ("KPC"). Incorporated by reference to Exhibit 3.5 to the Registration Statement.
3.6 Bylaws of KPC. Incorporated by reference to Exhibit 3.6 to the Registration Statement.
3.7 Certificate of Incorporation of Kiantone Pipeline Company ("KPCY"). Incorporated by reference to Exhibit 3.7 to the Registration Statement.
3.8 Bylaws of KPCY. Incorporated by reference to Exhibit 3.8 to the Registration Statement.
3.9 Certificate of Incorporation of Kwik Fill, Inc. ("KFI"). Incorporated by reference to Exhibit 3.9 to the Registration Statement.
3.10 Bylaws of KFI. Incorporated by reference to Exhibit 3.10 to the Registration Statement.
3.11 Certificate of Incorporation of Independent Gasoline & Oil Company of Rochester, Inc. ("IGOCRI"). Incorporated by reference to Exhibit 3.11 to the Registration Statement.
3.12 Bylaws of IGOCRI. Incorporated by reference to Exhibit 3.12 to the Registration Statement.
3.13 Certificate of Incorporation of Bell Oil Corp. ("BOC"). Incorporated by reference to Exhibit 3.13 to the Registration Statement.
3.14 Bylaws of BOC. Incorporated by reference to Exhibit 3.14 to the Registration Statement.
3.15 Certificate of Incorporation of PPC, Inc. ("PPCI"). Incorporated by reference to Exhibit 3.15 to the Registration Statement.
3.16 Bylaws of PPCI. Incorporated by reference to Exhibit 3.16 to the Registration Statement.
3.17 Certificate of Incorporation of Super Test Petroleum, Inc. ("STPI"). Incorporated by reference to Exhibit 3.17 to the Registration Statement.
3.18 Bylaws of STPI. Incorporated by reference to Exhibit 3.18 to the Registration Statement.
3.19 Certificate of Incorporation of Kwik-Fil, Inc. ("K-FI"). Incorporated by reference to Exhibit 3.19 to the Registration Statement.
3.20 Bylaws of K-FI. Incorporated by reference to Exhibit 3.20 to the Registration Statement.
3.21 Certificate of Incorporation of Vulcan Asphalt Refining Corporation ("VARC"). Incorporated by reference to Exhibit 3.21 to the Registration Statement.
3.22 Bylaws of VARC. Incorporated by reference to Exhibit 3.22 to the Registration Statement.

3.23 Certificate of Incorporation of United Jet Center, Inc. ("UJCI"). Incorporated by reference to Exhibit 3.23 to the Registration Statement.
3.24 Bylaws of UJCI. Incorporated by reference to Exhibit 3.24 to the Registration Statement.
4.1 Indenture dated as of June 9, 1997 between URC, URCP, KPC, KPCY, KFI, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, UJCI and IBJ Schroder Bank & Trust Company ("Schroder"), relating to the 10 3/4% Series A Senior Notes due 2007. Incorporated by reference to Exhibit 4.1 to the Registration Statement.
4.2 Form of Note. Incorporated by reference to Exhibit 4.2 to the Registration Statement.
10.1 Purchase Agreement dated June 4, 1997 between URC, URCP, KPC, KPCY, KFI, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, UJCI, Dillon, Read & Co. Inc. ("DRCI") and Bear, Stearns & Co. Inc. ("BSCI"). Incorporated by reference to Exhibit
     10.1 to the Registration Statement.
10.2 Registration Rights Agreement dated June 9, 1997 between URC, URCP, KPC, KPCY, KFI, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, UJCI, DRCI and BSCI. Incorporated by reference to Exhibit 10.2 to the Registration Statement.
10.3 Escrow Agreement dated June 9, 1997 between Schroder, as Escrow Agent, Schroder, as Trustee, and URC. Incorporated by reference to Exhibit 10.3 to the Registration Statement.
10.4 Servicing Agreement dated June 9, 1997 between URC and Red Apple Group, Inc. Incorporated by reference to Exhibit 10.4 to the Registration Statement.
10.5 Collective Bargaining Agreement dated February 1, 1996 between URC and International Union of Operating Engineers, Local No. 95. Incorporated by reference to Exhibit 10.5 to the Registration Statement.
10.6 Collective Bargaining Agreement dated June 23, 1993 between URC and International Union, United Plant Guard Workers of America and Local No.
     502.  Incorporated  by  reference  to  Exhibit  10.6  to  the  Registration
     Statement.
10.7 Collective Bargaining Agreement dated February 1, 1997 between URC and United Steel Workers of America Local Union No. 2122-A. Incorporated by reference to Exhibit 10.7 to the Registration Statement.
10.8 Collective Bargaining Agreement dated August 1, 1995 between URC and General Teamsters Local Union No. 397. Incorporated by reference to Exhibit
     10.8 to the Registration Statement.
10.9 Credit Agreement dated as of June 9, 1997 by and among, URC, URCP, KPC and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.9 to the Registration Statement.
10.10Continuing Agreement of Guaranty and Suretyship dated as of June 9, 1997 by URC. Incorporated by reference to Exhibit 10.10 to the Registration Statement.
10.11Continuing Agreement of Guaranty and Suretyship dated as of June 9, 1997 by URCP. Incorporated by reference to Exhibit 10.11 to the Registration Statement.
10.12Continuing Agreement of Guaranty and Suretyship dated as of June 9, 1997 by KPC. Incorporated by reference to Exhibit 10.12 to the Registration Statement.
10.13Security Agreement dated as of June 9, 1997 by and among, URC, URCP, KPC and the Banks party thereto and PNC Bank, National Association,as Agent. Incorporated by reference to Exhibit 10.13 to the Registration Statement.
21.1 Subsidiaries of the Registrants. Incorporated by reference to Exhibit
     21.1 to the Registration Statement.


(b)      Reports on Form 8-K

              None

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNITED REFINING COMPANY


Dated:  November 28, 1997                  By:/s/  Myron L. Turfitt
                                           --------------------------
                                           Myron L. Turfitt
                                           President and Chief Operating Officer


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



       Signature                                         Title                                 Date
                                             Chairman of the Board, Chief
/s/ John A. Catsimatidis                     Executive Officer and Director               November 28, 1997
--------------------------------
John A. Catsimatidis
                                             President, Chief Operating Officer
/s/ Myron L. Turfitt                         and Director                                 November 28, 1997
---------------------------------
Myron L. Turfitt

/s/ Thomas C. Covert                         Vice Chairman and Director                   November 28, 1997
--------------------------------
Thomas C. Covert
                                             Vice President and Chief Financial
/s/ James E. Murphy                          Officer (Principal Accounting
--------------------------------             Officer)                                     November 28, 1997
James E. Murphy

/s/ Martin R. Bring                          Director                                     November 28, 1997
--------------------------------
Martin R. Bring

/s/ Evan Evans                               Director                                     November 28, 1997
--------------------------------
Evan Evans

/s/ Kishore Lall                             Director                                     November 28, 1997
--------------------------------
Kishore Lall

/s/ Douglas Lemmonds                         Director                                     November 28, 1997
--------------------------------
Douglas Lemmonds

/s/ Andrew Maloney                           Director                                     November 28, 1997
--------------------------------
Andrew Maloney

/s/ Dennis Mehiel                            Director                                     November 28, 1997
--------------------------------
Dennis Mehiel


                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              UNITED REFINING COMPANY OF
                                              PENNSYLVANIA


Dated:  November 28, 1997                     By:/s/  Myron L. Turfitt
                                                 --------------------------
                                                 Myron L. Turfitt
                                                 President and Chief Operating
                                                  Officer


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




       Signature                                         Title                                 Date
                                              Chairman of the Board, Chief
/s/ John A. Catsimatidis                      Executive Officer and Director              November 28, 1997
---------------------------------
John A. Catsimatidis
                                              President, Chief Operating Officer
/s/ Myron L. Turfitt                          and Director                                November 28, 1997
----------------------------
Myron L. Turfitt

/s/ Thomas C. Covert                          Vice Chairman and Director                  November 28, 1997
---------------------------------
Thomas C. Covert
                                              Vice President and Chief Financial
/s/ James E. Murphy                           Officer (Principal Accounting Officer)      November 28, 1997
---------------------------------
James E. Murphy

/s/ Martin R. Bring                           Director                                    November 28, 1997
---------------------------------
Martin R. Bring


                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KIANTONE PIPELINE CORPORATION


Dated:  November 28, 1997               By:/s/  Myron L. Turfitt
                                           --------------------------
                                           Myron L. Turfitt
                                           President and Chief Operating Officer


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



       Signature                                         Title                                 Date

                                             Chairman of the Board, Chief
/s/ John A. Catsimatidis                     Executive Officer and Director               November 28, 1997
---------------------------------
John A. Catsimatidis
                                             President, Chief Operating Officer
/s/ Myron L. Turfitt                         and Director                                 November 28, 1997
--------------------------------
Myron L. Turfitt

/s/ Thomas C. Covert                          Vice Chairman and Director                  November 28, 1997
---------------------------------
Thomas C. Covert
                                              Vice President and Chief Financial
/s/ James E. Murphy                           Officer (Principal Accounting Officer)      November 28, 1997
---------------------------------
James E. Murphy

/s/ Martin R. Bring                           Director                                    November 28, 1997
---------------------------------
Martin R. Bring


                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KIANTONE PIPELINE COMPANY


Dated:  November 28, 1997                 By:/s/ Myron L. Turfitt
                                             --------------------------
                                             Myron L. Turfitt
                                             Executive Vice President


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



       Signature                                         Title                                 Date
                                             Chairman of the Board, Chief
/s/ John A. Catsimatidis                     Executive Officer and Director               November 28, 1997
---------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                         Executive Vice President                     November 28, 1997
--------------------------------
Myron L. Turfitt

                                             Vice President and Chief
/s/ James E. Murphy                          Financial Officer (Principal
---------------------------------            Accounting Officer)                          November 28, 1997
James E. Murphy


                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNITED JET CENTER, INC.


Dated:  November 28, 1997                By:/s/  Myron L. Turfitt
                                            --------------------------
                                            Myron L. Turfitt
                                            Executive Vice President


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



       Signature                                         Title                                 Date
                                             Chairman of the Board, Chief
/s/ John A Catsimatidis                      Executive Officer and Director               November 28, 1997
---------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                         Executive Vice President                     November 28, 1997
--------------------------------
Myron L. Turfitt

                                              Vice President and Chief
/s/ James E. Murphy                           Financial Officer (Principal                November 28, 1997
---------------------------------             Accounting Officer)
James E. Murphy


                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VULCAN ASPHALT REFINING
                                           CORPORATION


Dated:  November 28, 1997                 By:/s/  Myron L. Turfitt
                                             --------------------------
                                             Myron L. Turfitt
                                             Executive Vice President


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



       Signature                                         Title                                 Date
                                             Chairman of the Board, Chief
/s/ John A. Catsimatidis                     Executive Officer and Director               November 28, 1997
---------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                         Executive Vice President                     November 28, 1997
--------------------------------
Myron L. Turfitt

                                             Vice President and Chief
/s/ James E. Murphy                          Financial Officer (Principal                 November 28, 1997
---------------------------------            Accounting Officer)
James E. Murphy


                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KWIK-FIL, INC.


Dated:  November 28, 1997                  By:/s/  Myron L. Turfitt
                                              --------------------------
                                              Myron L. Turfitt
                                              Executive Vice President


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



       Signature                                         Title                                 Date
                                             Chairman of the Board, Chief
/s/ John A. Catsimatidis                     Executive Officer and Director               November 28, 1997
---------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                         Executive Vice President                     November 28, 1997
--------------------------------
Myron L. Turfitt

                                             Vice President and Chief
/s/ James E. Murphy                          Financial Officer (Principal                 November 28, 1997
---------------------------------            Accounting Officer)
James E. Murphy


                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KWIK FILL, INC.


Dated:  November 28, 1997               By:/s/ Myron L. Turfitt
                                           --------------------------
                                           Myron L. Turfitt
                                           Executive Vice President


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



       Signature                                         Title                                 Date
                                             Chairman of the Board, Chief
/s/ John A. Catsimatidis                     Executive Officer and Director               November 28, 1997
---------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                         Executive Vice President                     November 28, 1997
--------------------------------
Myron L. Turfitt

                                             Vice President and Chief
/s/  James E. Murphy                         Financial Officer (Principal                 November 28, 1997
---------------------------------            Accounting Officer)
James E. Murphy


                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INDEPENDENT GASOLINE & OIL
                                         COMPANY OF ROCHESTER, INC.


Dated:  November 28, 1997                By:/s/  Myron L. Turfitt
                                            --------------------------
                                            Myron L. Turfitt
                                            Executive Vice President


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



       Signature                                         Title                                 Date
                                             Chairman of the Board, Chief
/s/ John A. Catsimatidis                     Executive Officer and Director               November 28, 1997
---------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                         Executive Vice President                     November 28, 1997
--------------------------------
Myron L. Turfitt

                                             Vice President and Chief
/s/ James E. Murphy                          Financial Officer (Principal                 November 28, 1997
---------------------------------            Accounting Officer)
James E. Murphy


                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BELL OIL CORP.


Dated:  November 28, 1997                     By:/s/ Myron L. Turfitt
                                                 --------------------------
                                                 Myron L. Turfitt
                                                 Executive Vice President


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



       Signature                                         Title                                 Date
                                             Chairman of the Board, Chief
/s/ John A. Catsimatidis                     Executive Officer and Director               November 28, 1997
---------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                         Executive Vice President                     November 28, 1997
--------------------------------
Myron L. Turfitt

                                             Vice President and Chief
/s/ James E. Murphy                          Financial Officer (Principal                 November 28, 1997
---------------------------------            Accounting Officer)
James E. Murphy


                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PPC, INC.


Dated:  November 28, 1997                     By:/s/  Myron L. Turfitt
                                                 --------------------------
                                                 Myron L. Turfitt
                                                 Executive Vice President


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



       Signature                                         Title                                 Date
                                             Chairman of the Board, Chief
/s/ John A. Catsimatidis                     Executive Officer and Director               November 28, 1997
--------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                         Executive Vice President                     November 28, 1997
--------------------------------
Myron L. Turfitt

                                             Vice President and Chief
/s/ James E. Murphy                          Financial Officer (Principal                 November 28, 1997
---------------------------------            Accounting Officer)
James E. Murphy


                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUPER TEST PETROLEUM, INC.


Dated:  November 28, 1997                 By:/s/  Myron L. Turfitt
                                             --------------------------
                                             Myron L. Turfitt
                                             Executive Vice President


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



       Signature                                         Title                                 Date
                                             Chairman of the Board, Chief
/s/ John A. Catsimatidis                     Executive Officer and Director               November 28, 1997
---------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                         Executive Vice President                     November 28, 1997
--------------------------------
Myron L. Turfitt

                                             Vice President and Chief
/s/ James E. Murphy                          Financial Officer (Principal                 November 28, 1997
---------------------------------            Accounting Officer)
James E. Murphy


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholder of United Refining Company



            The audits referred to in our report dated October 24, 1997 relating to the consolidated financial statements of United Refining Company and Subsidiaries included the audits of the financial statement Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended August 31, 1997. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

            In our opinion, such financial statement Schedule II -- Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.



                                                                BDO SEIDMAN, LLP



New York, New York
October 24, 1997




                    UNITED REFINING COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                            Balance at           Charged to
                                           Beginning of          Costs and                               Balance at End
            Description                       Period              Expenses           Deductions             of Period
------------------------------------      ---------------      --------------      ---------------      -----------------
Year ended August 31, 1995:
    Reserves and allowances deducted
    from asset accounts:
    Allowance for uncollectible
    accounts                               $         631        $        141        $       (231)        $           541
                                          ===============      ==============      ===============      =================


Year ended August 31, 1996:
    Reserves and allowances deducted
    from asset accounts:
    Allowance for uncollectible
    accounts                               $         541        $        369        $       (369)        $           541
                                          ===============      ==============      ===============      =================


Year ended August 31, 1997:
    Reserves and allowances deducted
    from asset accounts:
    Allowance for uncollectible
    accounts                               $         541        $        407        $       (437)        $           511
                                          ===============      ==============      ===============      =================


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Partnership during the fiscal yar ended August 31, 1997.