Form 10-Q
period 1997-11-30
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 1998-01-14
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended November 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

                          Commission File No. 333-35083

          UNITED REFINING COMPANY (see Table of Additional Registrants)
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                   25-1411751
            ------------                                   ----------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Idenfication No.)


         15 Bradley Street
        Warren, Pennsylvania                                16365
        --------------------                                -----
       (address of principal                             (Zip Code)
         executive office)


                                  814-726-4674
                                  ------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Number of shares outstanding of Registrant's Common Stock as of January 14, 1998: 100.



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
Corporation
--------------------------------------------------------------------------------------------------------------------------------


                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES


                                      Index


 PART 1.    FINANCIAL INFORMATION                                    PAGE(S)

 Item 1.    Financial Statements

            Consolidated Balance Sheets -
            November 30, 1997 and August 31, 1997                       4

            Consolidated Statements of Operations -
            Quarters Ended November 30, 1997 and 1996                   5

            Consolidated Statements of Cash Flows -
            Quarters Ended November 30, 1997 and 1996                   6

            Notes to Consolidated Financial Statements                  7

 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations            8-10

PART II.    OTHER INFORMATION                                          11

Part 1 -- Financial Information

     Item 1.  Financial Statements



                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (in thousands)


                                                                                                     November 30,         August 31,
                                                                                                         1997                 1997
                                                                                                     (Unaudited)
                                                                                                       --------             --------
 Assets
 Current:
      Cash and cash equivalents ..........................................................             $ 13,077             $ 11,024
      Accounts receivable, net ...........................................................               24,015               29,762
      Inventories ........................................................................               65,725               67,096
      Prepaid expenses and other assets ..................................................                6,184                6,786
      Deferred income taxes ..............................................................                  703                  712
                                                                                                       --------             --------
                 Total current assets ....................................................              109,704              115,380
                                                                                                       --------             --------
 Property, plant and equipment:
      Cost ...............................................................................              242,120              234,956
      Less:  accumulated depreciation ....................................................               63,021               60,757
                                                                                                       --------             --------
                 Net property, plant and equipment .......................................              179,099              174,199
                                                                                                       --------             --------

 Restricted cash and cash equivalents and investments ....................................               44,790               48,168
 Deferred financing costs ................................................................                7,715                7,807
 Other assets ............................................................................                  902                  838
                                                                                                       --------             --------
                                                                                                       $342,210             $346,392
                                                                                                       --------             --------
 Liabilities and Stockholder's Equity
 Current:
      Current installments of long-term debt .............................................             $    220             $    218
      Accounts payable ...................................................................               20,614               29,010
      Accrued liabilities ................................................................               20,175               13,753
      Sales, use and fuel taxes payable ..................................................               11,568               13,056
                                                                                                       --------             --------
                 Total current liabilities ...............................................               52,577               56,037
                                                                                                       --------             --------

 Long term debt:  less current installments ..............................................              200,998              201,054
 Deferred income taxes ...................................................................               17,862               17,390
 Deferred gain on settlement of pension plan obligations .................................                2,366                2,420
 Deferred retirement benefits ............................................................               10,546               10,797
 Other noncurrent liabilities ............................................................                4,199                5,757
                                                                                                       --------             --------
                 Total liabilities .......................................................              288,548              293,455
                                                                                                       --------             --------
 Commitments and contingencies

 Stockholder's equity:
      Common stock, $.10 par value per share - shares authorized
                 100; issued and outstanding 100
      Additional paid-in capital .........................................................                7,150                7,150
      Retained earnings ..................................................................               46,512               45,787
                                                                                                       --------             --------
                 Total stockholder's equity ..............................................               53,662               52,937
                                                                                                       --------             --------
                                                                                                       $342,210             $346,392
                                                                                                       --------             --------


See accompanying notes to consolidated financial statements.




                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                Consolidated Statements of Operations - Unaudited
                                 (in thousands)


                                                                                                         Three Months Ended
                                                                                                             November 30,

                                                                                                    1997                     1996
                                                                                                 ---------                ---------

 Net sales .......................................................................               $ 213,302                $ 227,264
 Cost of goods sold ..............................................................                 186,121                  201,725
                                                                                                 ---------                ---------
           Gross profit ..........................................................                  27,181                   25,539
                                                                                                 ---------                ---------
 Expenses:
      Selling, general and administrative expenses ...............................                  19,116                   17,850
      Depreciation and amortization expenses .....................................                   2,274                    2,133
                                                                                                 ---------                ---------
           Total operating expenses ..............................................                  21,390                   19,983
                                                                                                 ---------                ---------
           Operating income ......................................................                   5,791                    5,556
                                                                                                 ---------                ---------
 Other income (expense):
      Interest income ............................................................                     338                      954
      Interest expense ...........................................................                  (5,508)                  (4,225)
      Other, net .................................................................                     (30)                    (175)
                                                                                                 ---------                ---------
                                                                                                    (4,584)                  (4,062)
                                                                                                 ---------                ---------

           Income before income tax expense ......................................                   1,207                    1,494
 Income tax expense ..............................................................                     482                      592
                                                                                                 ---------                ---------
 Net income ......................................................................               $     725                $     902


See accompanying notes to consolidated financial statements.



                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

              Consolidated Statements of Cash Flows -- (Unaudited)
                                 (in thousands)


                                                                                                           Three Months Ended
                                                                                                               November 30,
                                                                                                       1997                  1996
                                                                                                     --------              --------
 Cash flows from operating activities:
       Net income ......................................................................             $    725              $    902
       Adjustments to reconcile net income to net
              cash provided by (used in) operating activities:
             Depreciation and amortization .............................................                2,436                 2,188
             Post-retirement benefits ..................................................                 (251)                   18
             Change in deferred income taxes ...........................................                  472                   512
             (Gain) loss on asset dispositions .........................................                  (72)                 (121)
             Cash used in working capital items ........................................                2,812                (5,116)
             Other, net ................................................................                 (167)                  (67)
                                                                                                     --------              --------
                   Total adjustments ...................................................                5,230                (2,586)
                                                                                                     --------              --------
                   Net cash provided by (used in) operating ............................                5,955                (1,684)
                   activities
                                                                                                     --------              --------

 Cash flows from investing activities:
       Additions to property, plant and equipment ......................................               (7,222)               (1,029)
       Proceeds from asset dispositions ................................................                  120                   123
       Net cash provided by restricted cash, cash equivalents
             and investments ...........................................................                3,378                  --
                                                                                                     --------              --------
                   Net cash used in investing activities ...............................               (3,724)                 (906)
                                                                                                     --------              --------
 Cash flows from financing activities:
       Principal reductions of long-term debt ..........................................                  (54)                  (63)
       Deferred financing costs ........................................................                 (124)                 --
                                                                                                     --------              --------
                   Net cash used in financing activities ...............................                 (178)                  (63)
                                                                                                     --------              --------
 Net increase (decrease) in cash and cash equivalents ..................................                2,053                (2,653)
 Cash and cash equivalents, beginning of year ..........................................               11,024                15,511
                                                                                                     --------              --------
 Cash and cash equivalents, end of year ................................................             $ 13,077              $ 12,858
                                                                                                     --------              --------
 Cash provided by (used in) working capital items
       Accounts receivable, net ........................................................             $  5,747              $    356
       Inventories .....................................................................                1,371                (3,892)
       Prepaid expenses and other assets ...............................................                  611                  (235)
       Accounts payable ................................................................               (8,396)               (3,254)
       Accrued liabilties ..............................................................                4,967                 4,942
       Sales, use and fuel taxes payable ...............................................               (1,488)               (3,033)
                                                                                                     --------              --------
             Total change ..............................................................             $  2,812              $ (5,116)


See accompanying notes to consolidated financial statements.


                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1. Basis of
   Presentation     The accompanying unaudited consolidated financial statements have been prepared in  accordance  with  generally  accepted accounting  principles for interim financial information and with  the  instructions  to Form  10-Q  and  Rule  10-01  of
                    Regulation S-X. Accordingly,  they do not include all of the information  and  footnotes  required by generally  accepted accounting principles for complete financial statements.  In the opinion of management,  all  adjustments  (consisting of only normal recurring accruals)  considered  necessary for a fair presentation have been included.  Operating results for the three  month  period  ended  November  30,  1997 are not necessarily  indicative  of the results that may be expected
                    for  the  year   ending   August  31,   1998.   For  further
                    information, refer to the consolidated financial statements and footnotes thereto incorporated in the Company's Form
                    10-K filing dated November 28, 1997.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Unaudited)




Recent Developments

         World crude oil prices, as indicated by the price of crude oil contracts trading on the New York Mercantile Exchange (NYMEX), declined approximately $1.90 per barrel or 9.4% in December NYMEX trading of contracts for January and February delivery as compared to prices for contracts traded in November. This will negatively impact December results, as accompanying declines in industry petroleum product prices reduced the Company's December selling prices.

         The Company has improved yields and increased the capacity of certain major refinery processing units as the result of maintenance and upgrading activities performed during scheduled shutdowns of these units in the quarter ended November 30, 1997. The upgrading activities completed during the quarter included those associated with the first phase of the refinery expansion and upgrade portion of the Company's Capital Improvement Plan. As of January 1, 1998 the Company had completed upgrades of 17 retail outlets under the retail network improvement portion of the Capital Improvement Plan.

Results of Operations

         Matters discussed below should be read in conjunction with the accompanying unaudited financial information. Certain statements contained in this report are forward-looking. Although management believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include general economic, business and market conditions, volatility of gasoline prices, merchandise margins, customer traffic, weather conditions, labor costs and the level of capital expenditures. For other important factors that may cause actual results to differ materially from expectations and underlying assumptions, see the Company's periodic filings with the Securities and Exchange Commission.

Comparison of the Fiscal Quarters ended November 30, 1997 and November 30, 1996.

         Net Sales. Net sales decreased $14.0 million or 6.1% from $227.3 million for the fiscal quarter ended November 30, 1996 to $213.3 million for the fiscal quarter ended November 30, 1997. The decrease was primarily due to generally lower industry wide prices for gasoline and distillate and to lower production and sales volumes due to the scheduled shutdown of certain major refinery processing units for maintenance and capital upgrades during the most recent quarter. These factors were partially offset by higher asphalt prices for the quarter ended November 30, 1997 as compared to the quarter ended November 30, 1996. The lower gasoline and distillate prices in the quarter ended November 30, 1997 were the result of lower industry-wide crude oil and petroleum product prices as compared to the year earlier period.

         Cost of Goods Sold. Cost of goods sold decreased $15.6 million or 7.7% from $201.7 million for the fiscal quarter ended November 30, 1996 to $186.1 million for the fiscal quarter ended November 30, 1997. This decrease was primarily due to a $4.17 per barrel decrease in the Company's crude oil cost and to a 4.4% reduction in crude oil processing costs related to the processing unit shutdowns for maintenance and upgrading.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Unaudited)


         Operating Expenses. Operating expenses increased $1.4 million or 7.0% from $20.0 million for the fiscal quarter ended November 30, 1996 to $21.4 million for the fiscal quarter ended November 30, 1997. The increase was primarily in the Company's retail operations for items including sales promotions, retail station wages, maintenance and environmental expenses.
Increased sales promotion expenses were primarily due to the Company's introduction of a new "frequent fueler" program to increase retail gasoline volume. Increased retail wages were the result of an 8% statutory increase in the federal minimum wage effective September 1, 1997. Retail environmental expenses were primarily connected with the upgrading of underground storage tanks to new federal standards and will be partially recovered through future reimbursement received from indemnification funds from the states of Ohio and Pennsylvania.

         Operating Income. Operating income increased $0.2 million or 4.2% from $5.6 million for the fiscal quarter ended November 30, 1996 to $5.8 million for the fiscal quarter ended November 30, 1997. This was primarily the result of improved refining margins for gasoline and asphalt, partially offset by reduced refining margins for distillate and by increased retail operating expenses.

         Interest Expense. Net interest expense (interest expense less interest income) increased $0.7 million from $3.9 million for the fiscal quarter ended November 30, 1996 to $4.6 million for the fiscal quarter ended November 30, 1997. The increase was due to an increase in the amount of long-term debt outstanding following the Company's sale of $200 million of Senior Notes in June 1997. This was partially offset by a reduction in the average interest rate for long-term debt outstanding.

         Income Taxes. The provisions for income taxes for the fiscal quarters ended November 30, 1996 and November 30, 1997, has been based upon management's estimate of its annualized effective tax rate.

Liquidity and Capital Resources

         Working capital (current assets minus current liabilities) at November 30, 1997 was $57.1 million and at August 31, 1997 was $59.3 million. The Company's current ratio (current assets divided by current liabilities) was 2.09:1 at November 30, 1997, and was 2.06:1 at August 31, 1997.

         Net cash provided by operating activities totalled $6.0 million for the three months ended November 30, 1997 compared to net cash used in operating activities of $1.7 million for the three months ended November 30, 1996.

         Net cash used in investing activities for purchases of property, plant and equipment totalled $7.2 million and $1.0 million for the three months ended November 30, 1997 and 1996, respectively. For the three months ended November 30, 1997, the Company used $3.4 million of restricted cash, cash equivalents and investments to fund the Company's Capital Improvement Plan.

         The Company reviews its capital expenditures on an ongoing basis. The Company currently has budgeted approximately $28.2 million for capital expenditures in fiscal 1998 with $3.3 million for completion of projects relating to underground storage tanks. The remaining $24.9 million for fiscal 1998 is budgeted for the refinery expansion and retail capital improvement program, refinery environmental compliance and routine maintenance. The refinery

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Unaudited)


expansion and retail capital improvement program is expected to be completed in fiscal 1999. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in the maintenance and non-discretionary capital expenditures during fiscal 1998.

     Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company's bank credit facility with PNC Bank, National Association. Although the Company is not aware of any pending circumstances which would change its expectation, changes in tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements, and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. The Company continues to investigate strategic acquisitions and capital improvements to its existing facilities.

         Federal, state and local laws and regulations relating to the environment affect nearly all the operations of the Company. As is the case with all companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. Future expenditures related to environmental matters cannot be reasonably quantified in many circumstances due to the uncertainties as to required remediation methods and related clean-up cost estimates. The Company cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied.

Seasonal Factors

         Seasonal factors affecting the Company's business may cause variation in the prices and margins of some of the Company's products. For example, demand for gasoline tends to be highest in spring and summer months, while demand for home heating oil and kerosene tends to be highest in the winter months. As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in winter.

         Also, because winter weather in the Company's market is not favorable for paving activity, the Company's asphalt sales in winter months are composed of a much lower percentage of paving asphalt and a correspondingly higher percentage of roofing asphalt whose demand is much less seasonal. In addition, the Company stores a significant portion of winter asphalt production for sale the following spring and summer.

Part II - Other Information


Item 1.  Legal Proceedings

                           None

Item 2.  Changes in Securities

                           None

Item 3.  Defaults upon Senior Securities

                           None

Item 4.  Submission of Matters to a Vote of Security Holders

                           None

Item 5.  Other Information

                           None

Item 6.  Exhibits and Reports on Form 8-K

                           (a) Exhibit 27 - Financial Data Schedule
                           (b) No reports on Forms 8-K have been filed for
                               the quarter for which this report is being filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January 14, 1998




                                   UNITED REFINING COMPANY
                                   ---------------------------------------
                                   (Registrant)


                                   /s/ Myron L. Turfitt
                                   ---------------------------------------
                                   Myron L. Turfitt
                                   President


                                   /s/ James E. Murphy
                                   ---------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January 14, 1998




                                   KIANTONE PIPELINE CORPORATION
                                   ---------------------------------------
                                   (Registrant)


                                   /s/ Myron L. Turfitt
                                   ---------------------------------------
                                   Myron L. Turfitt
                                   President


                                   /s/ James E. Murphy
                                   ---------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January 14, 1998




                                   UNITED REFINING COMPANY OF PENNSYLVANIA
                                   ---------------------------------------
                                   (Registrant)


                                   /s/ Myron L. Turfitt
                                   ---------------------------------------
                                   Myron L. Turfitt
                                   President


                                   /s/ James E. Murphy
                                   ---------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January 14, 1998




                                   KIANTONE PIPELINE COMPANY
                                   ---------------------------------------
                                   (Registrant)


                                   /s/ Myron L. Turfitt
                                   ---------------------------------------
                                   Myron L. Turfitt
                                   Executive Vice President


                                   /s/ James E. Murphy
                                   ---------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January 14, 1998




                                   UNITED JET CENTER, INC.
                                   ---------------------------------------
                                   (Registrant)


                                   /s/ Myron L. Turfitt
                                   ---------------------------------------
                                   Myron L. Turfitt
                                   Executive Vice President


                                   /s/ James E. Murphy
                                   ---------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January 14, 1998




                                   KWIK-FILL, INC.
                                   ---------------------------------------
                                   (Registrant)


                                   /s/ Myron L. Turfitt
                                   ---------------------------------------
                                   Myron L. Turfitt
                                   Executive Vice President


                                   /s/ James E. Murphy
                                   ---------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January 14, 1998




                                   INDEPENDENT GASOLINE AND OIL COMPANY
                                   OF ROCHESTER, INC.
                                   ---------------------------------------
                                   (Registrant)


                                   /s/ Myron L. Turfitt
                                   ---------------------------------------
                                   Myron L. Turfitt
                                   Executive Vice President


                                   /s/ James E. Murphy
                                   ---------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January 14, 1998




                                   BELL OIL CORP.
                                   ---------------------------------------
                                   (Registrant)


                                   /s/ Myron L. Turfitt
                                   ---------------------------------------
                                   Myron L. Turfitt
                                   Executive Vice President


                                   /s/ James E. Murphy
                                   ---------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January 14, 1998




                                   PPC, INC.
                                   ---------------------------------------
                                   (Registrant)


                                   /s/ Myron L. Turfitt
                                   ---------------------------------------
                                   Myron L. Turfitt
                                   Executive Vice President


                                   /s/ James E. Murphy
                                   ---------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January 14, 1998




                                   SUPER TEST PETROLEUM, INC.
                                   ---------------------------------------
                                   (Registrant)


                                   /s/ Myron L. Turfitt
                                   ---------------------------------------
                                   Myron L. Turfitt
                                   Executive Vice President


                                   /s/ James E. Murphy
                                   ---------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January 14, 1998




                                   KWIK-FIL, INC.
                                   ---------------------------------------
                                   (Registrant)


                                   /s/ Myron L. Turfitt
                                   ---------------------------------------
                                   Myron L. Turfitt
                                   Executive Vice President


                                   /s/ James E. Murphy
                                   ---------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January 14, 1998




                                   VULCAN ASPHALT REFINING CORPORATION
                                   ---------------------------------------
                                   (Registrant)


                                   /s/ Myron L. Turfitt
                                   ---------------------------------------
                                   Myron L. Turfitt
                                   Executive Vice President


                                   /s/ James E. Murphy
                                   ---------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer