Form 10-Q
period 1998-02-28
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 1998-04-14
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

                                     FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


  (Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 28, 1998

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  -----------------------

                          Commission File No. 333-35083

                             UNITED REFINING COMPANY
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                             25-1411751
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

15 Bradley Street
------------------

Warren, Pennsylvania                                             16365
--------------------                                             -----
(address of principal                                          (Zip Code)
executive office)

Registrant's telephone number, including area code            814-726-4674

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes             No    X
                                             -------         -------

Number of shares outstanding of Registrant's Common Stock as of April 14, 1998:
1,000.

---------------------------------------------------------------------------------------------------------------------------
                                             TABLE OF ADDITIONAL REGISTRANTS
---------------------------------------------------------------------------------------------------------------------------
                                                                Primary Standard
                                        State of Other             Industrial          IRS Employer
                                        Jurisdiction of          Classification       Identification         Commission
               Name                      Incorporation               Number               Number             File Number
---------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Corporation              New York                   4612              25-1211902         333-35083-01
---------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Company                Pennsylvania                 4600              25-1416278         333-35083-03
---------------------------------------------------------------------------------------------------------------------------
United Refining Company of               Pennsylvania                 5541              25-0850960         333-35083-02
Pennsylvania
---------------------------------------------------------------------------------------------------------------------------
United Jet Center, Inc.                    Delaware                   4500              52-1623169         333-35083-06
---------------------------------------------------------------------------------------------------------------------------
Kwik-Fill, Inc.                          Pennsylvania                 5541              25-1525543         333-35083-05
---------------------------------------------------------------------------------------------------------------------------
Independent Gas and Oil Company            New York                   5170              06-1217388         333-35083-11
of Rochester, Inc.
---------------------------------------------------------------------------------------------------------------------------
Bell Oil Corp.                             Michigan                   5541              38-1884781         333-35083-07
---------------------------------------------------------------------------------------------------------------------------
PPC, Inc.                                    Ohio                     5541              31-0821706         333-35083-08
---------------------------------------------------------------------------------------------------------------------------
Super Test Petroleum, Inc.                 Michigan                   5541              38-1901439         333-35083-09
---------------------------------------------------------------------------------------------------------------------------
Kwik-Fil, Inc.                             New York                   5541              25-1525615         333-35083-04
---------------------------------------------------------------------------------------------------------------------------
Vulcan Asphalt Refining                    Delaware                   2911              23-2486891         333-35083-10
Corporation
---------------------------------------------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES


                                      INDEX

-------------------------------------------------------------------------------


PART 1.      FINANCIAL INFORMATION                                       PAGE(S)
----------------------------------

  Item 1.    Financial Statements

             Consolidated Balance Sheets-
             February 28, 1998 and August 31, 1997                          4

             Consolidated Statements of Operations-
             Six Months and Quarters Ended February 28, 1998 and 1997       5

             Consolidated Statements of Cash Flows-
             Six Months Ended February 28, 1998 and 1997                    6

             Notes to Consolidated Financial Statements                     7

  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations               8-12

PART II.     OTHER INFORMATION                                             13
------------------------------

PART 1 -- FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS
                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

----------------------------------------------------------------------------------------------------
                                                                             FEBRUARY 28,
                                                                                 1998      AUGUST 31,
                                                                             (UNAUDITED)      1997
----------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
    Cash and cash equivalents                                                 $   4,507     $ 11,024
    Accounts receivable, net                                                     22,042       29,762
    Inventories                                                                  71,640       67,096
    Prepaid expenses and other assets                                             7,697        6,786
    Deferred income taxes                                                           703          712
----------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                   106,589      115,380
----------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
    Cost                                                                        248,241      234,956
    Less:  accumulated depreciation                                              65,119       60,757
----------------------------------------------------------------------------------------------------
         NET PROPERTY, PLANT AND EQUIPMENT                                      183,122      174,199
----------------------------------------------------------------------------------------------------
RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS                             35,330       48,168
DEFERRED FINANCING COSTS                                                          7,658        7,807
OTHER ASSETS                                                                        906          838
----------------------------------------------------------------------------------------------------
                                                                               $333,605     $346,392
----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT:
    Revolving credit facility                                                  $ 14,000     $      -
    Current installments of long-term debt                                          220          218
    Accounts payable                                                             22,635       29,010
    Accrued liabilities                                                          11,487       13,753
    Sales, use and fuel taxes payable                                            11,107       13,056
----------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                               59,449       56,037
----------------------------------------------------------------------------------------------------
LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                                      200,943      201,054
DEFERRED INCOME TAXES                                                            11,487       17,390
DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                           2,312        2,420
DEFERRED RETIREMENT BENEFITS                                                     11,359       10,797
OTHER NONCURRENT LIABILITIES                                                      3,950        5,757
----------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                      289,500      293,455
----------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
    Common stock, $.10 par value per share - shares authorized 100; issued
         and outstanding 100                                                          -            -
    Additional paid-in capital                                                    7,150        7,150
    Retained earnings                                                            36,955       45,787
----------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDER'S EQUITY                                              44,105       52,937
----------------------------------------------------------------------------------------------------
                                                                               $333,605     $346,392
----------------------------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                                 (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                              FEBRUARY 28,                     FEBRUARY 28,
                                                                   -----------------------------------------------------------
                                                                         1998             1997             1998        1997
------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                               $ 163,263      $ 207,812      $ 376,565      $ 435,076
COST OF GOODS SOLD                                                        154,314        190,284        340,435        392,009
------------------------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                                       8,949         17,528         36,130         43,067
------------------------------------------------------------------------------------------------------------------------------
EXPENSES:
    Selling, general and administrative expenses                           18,177         17,391         37,293         35,241
    Depreciation and amortization expenses                                  2,273          2,132          4,547          4,265
------------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                          20,450         19,523         41,840         39,506
------------------------------------------------------------------------------------------------------------------------------
         OPERATING INCOME (LOSS)                                          (11,501)        (1,995)        (5,710)         3,561
------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
    Interest income                                                           760            297          1,714            635
    Interest expense                                                       (5,508)        (3,923)       (11,016)        (8,148)
    Other, net                                                                314             41            284           (134)
------------------------------------------------------------------------------------------------------------------------------
                                                                           (4,434)        (3,585)        (9,018)        (7,647)
------------------------------------------------------------------------------------------------------------------------------
         LOSS BEFORE INCOME TAX
            BENEFIT                                                       (15,935)        (5,580)       (14,728)        (4,086)
INCOME TAX BENEFIT                                                         (6,378)        (2,198)        (5,896)        (1,606)
------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                $  (9,557)     $  (3,382)     $  (8,832)     $  (2,480)
------------------------------------------------------------------------------------------------------------------------------
                                                                 See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (UNAUDITED)
                                 (IN THOUSANDS)

----------------------------------------------------------------------------------------------
                                                                            SIX MONTHS ENDED
                                                                              FEBRUARY 28,
                                                                      ------------------------
                                                                           1998           1997
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $ (8,832)     $ (2,480)
     Adjustments to reconcile net loss to net
           cash used in operating activities:
          Depreciation and amortization                                    4,870         4,375
          Post-retirement benefits                                           562           857
          Change in deferred income taxes                                 (5,894)         (256)
          (Gain) loss on asset dispositions                                   33          (121)
          Cash used in working capital items                             (10,029)       (8,666)
          Other, net                                                        (171)         (453)
----------------------------------------------------------------------------------------------
                TOTAL ADJUSTMENTS                                        (10,629)       (4,264)
----------------------------------------------------------------------------------------------
                NET CASH USED IN OPERATING ACTIVITIES                    (19,461)       (6,744)
----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                          (14,062)       (2,214)
     Proceeds from asset dispositions                                        560           124
     Net cash provided by restricted cash, cash equivalents
          and investments                                                 12,838             -
----------------------------------------------------------------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                       (664)       (2,090)
----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on revolving credit facility                          14,000        16,500
     Principal reductions of long-term debt                                 (109)      (16,623)
     Deferred financing costs                                               (283)          (75)
----------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       13,608          (198)
----------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (6,517)       (9,032)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            11,024        15,511
----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  4,507      $  6,479
----------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
     Accounts receivable, net                                           $  8,070      $  6,535
     Inventories                                                          (4,544)      (11,625)
     Prepaid expenses and other assets                                      (911)         (525)
     Accounts payable                                                     (6,725)        4,457
     Accrued liabilities                                                  (3,970)       (3,584)
     Sales, use and fuel taxes payable                                    (1,949)       (3,924)
----------------------------------------------------------------------------------------------
          TOTAL CHANGE                                                  $(10,029)     $ (8,666)
----------------------------------------------------------------------------------------------
                    See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

-------------------------------------------------------------------------------

   1.    BASIS OF PRESENTATION     The accompanying unaudited consolidated
                                   financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.
                                   Operating results for the three and six month periods ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ending August
                                   31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Form 10-K filing dated
                                   November 28, 1997.


   2.    CREDIT FACILITY           The Company's revolving credit facility
                                   contains certain covenants which provide for the maintenance of a minimum net worth and fixed charges. As of February 28, 1998, the company was not in compliance with the minimum fixed charge ratio contained in its revolving credit agreement. The Company has received a waiver from the banks for this period.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

-------------------------------------------------------------------------------

Recent Developments

         World crude oil prices, as indicated by New York Mercantile Exchange (NYMEX) contract prices, which had declined steadily since October 1997, reached a low in mid March. The decline caused decreases in the pricing of the Company's working inventories, which had a negative effect on reported earnings. Also, because the Company's monthly crude oil pricing is typically determined approximately 30 days in advance of the pricing of products produced from crude, the steady price decline had the effect of reducing refinery gross margins, as products were produced from more expensive crude oil purchased the previous month. Since the mid March low, NYMEX crude oil contract prices have recovered over $2 per barrel, with corresponding recoveries in world prices of petroleum products. Early April prices of the Company's gasoline and distillate sales, both retail and wholesale, have increased versus March lows. With April crude oil costs established at lower prices during March, the Company's early April gross margins are the strongest since October 1997. Continued recovery in selling prices would also be expected to result in pricing gains on the Company's working inventories.

         Certain refinery improvements originally scheduled to be completed during a shutdown for refinery maintenance in May will be rescheduled for a later date. The rescheduled improvements are primarily those designed to increase long term refinery crude oil throughput capacity and are part of the refinery upgrade portion of the Company's Capital Improvement Plan. These improvements are being rescheduled pending completion of additional permitting requirements and their subsequent approval by regulatory agencies. The Company expects to complete these improvements following receipt of the necessary permits. Also, the Company expects to complete in May, as originally scheduled, a number of other refinery upgrade items included in the Capital Improvement Plan. These items will improve refinery yields, reduce refinery energy consumption, and reduce refinery emissions.

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

         Comparison of the Fiscal Quarters ended February 28, 1998 and February 28, 1997

         Net Sales. Net sales decreased $44.5 million or 21.4% from $207.8 million for the fiscal quarter ended February 28, 1997 to $163.3 million for the fiscal quarter ended February 28, 1998. The decrease was due to 25.1% and 21.5% decreases in wholesale and retail petroleum selling prices respectively and a 14.7% decrease in wholesale petroleum volume, partially offset by a 1.3% increase in retail petroleum volume and a 9.7% increase in retail merchandise sales. The price decreases were primarily due to lower

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

-------------------------------------------------------------------------------

prices for petroleum products worldwide which accompanied a 25.2% decrease in world crude oil prices, as indicated by prices of NYMEX crude oil contracts. The reduction in wholesale sales volume allowed a portion of the refinery production to be used to build inventory to assure availability of product for customers during the scheduled May 1998 shutdown of a portion of the refinery for maintenance and upgrading. For the fiscal quarter ended February 28, 1998, refinery production decreased 0.4%.

         Cost of Goods Sold. Cost of goods sold decreased $36.0 million or 18.9% from $190.3 million for the fiscal quarter ended February 28, 1997 to $154.3 million for the fiscal quarter ended February 28, 1998. This decrease was primarily due to a 25.2% decline in world crude oil prices for the quarter ended February 28, 1998 as compared to crude oil prices for the quarter ended February 28, 1997. The decline in the Company's cost of goods sold due to lower world crude oil prices was partially offset by increased charges to cost of goods sold for changes in inventory prices. The per barrel value of the Company's inventories declined during the quarter ended February 28, 1998 as a result of the declining world petroleum prices during that quarter. This loss of inventory value generated an $8.2 million charge to cost of goods sold, which partially offset the effect of lower crude oil costs. For the quarter ended February 28, 1997, corresponding changes in inventory prices had the effect of decreasing the Company's cost of goods sold by approximately $0.3 million. The Company maintains certain volumes of working inventory necessary to support normal operations and changes in the valuation of this inventory occur with fluctuations in world petroleum prices. The lower pricing of the Company's working inventories on February 28, 1998, for example, was the result of world petroleum prices which ended February approximately 20% below the average for the Company's last five full fiscal years.

         Operating Expenses. Operating expenses increased $0.9 million or 4.7% from $19.5 million for the fiscal quarter ended February 28, 1997 to $20.5 million for the fiscal quarter ended February 28, 1998. The increase was primarily due to retail sales promotions, including a "frequent fueler" program to increase retail gasoline volume; to higher retail station wages resulting from an increase in the federal minimum wage, and to increased professional and consulting fees.

         Operating Income. Operating income decreased $9.5 million from a $2.0 million operating loss for the fiscal quarter ended February 28, 1997 to a $11.5 million operating loss for the fiscal quarter ended February 28, 1998. This was primarily due to a decline in gross profit as the result of the $8.2 million charge to the cost of goods sold for changes in inventory prices.

         Interest Expense. Net interest expense (interest expense less interest income) increased $1.1 million from $3.6 million for the fiscal quarter ended February 28, 1997 to $4.7 million for the fiscal quarter ended February 28, 1998. The increase was primarily due to an increase in the amount of long-term debt outstanding following the Company's sale of $200 million of Senior Unsecured Notes in June 1997. This was partially offset by a reduction in the average interest rate on long-term debt outstanding and by interest income received on restricted cash and investments.

         Income Taxes. The provisions for income taxes for the fiscal quarters ended February 28, 1997 and February 28, 1998 have been computed based upon management's estimate of its annualized effective tax rate of approximately 39.4% and 40.0% respectively.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

-------------------------------------------------------------------------------

         Comparison of the Six Months ended February 28, 1998 and
         February 28, 1997

         Net Sales. Net sales decreased $58.5 million or 13.4% from $435.1 million for the six months ended February 28, 1997 to $376.6 million for the six months ended February 28, 1998. The decrease was due to 15.4% and 12.1% decreases in wholesale and retail petroleum sales prices respectively and 8.0% and 1.9% decreases in wholesale and retail petroleum volume respectively, partially offset by a 9.0% increase in retail merchandise sales. However, on a per store basis, retail petroleum volumes increased slightly. The price decreases were primarily due to lower prices for petroleum products worldwide which accompanied a 19.6% decrease in world crude oil prices, as indicated by prices of NYMEX crude oil contracts. The reduction in sales volumes was the result of lower production due to the shutdown of certain major refinery processing units for maintenance and upgrading in the quarter ended November 30, 1997, and of a reduction of wholesale sales in the quarter ended February 28, 1998 which allowed a portion of refinery production to be used to build inventory to assure availability of product for customers during the scheduled May 1998 shutdown of a portion of the refinery for maintenance and upgrading. For the six months ended February 28, 1998, refinery production decreased 2.6%.

         Cost of Goods Sold. Cost of goods sold decreased $51.6 million or 13.2% from $392.0 million for the six months ended February 28, 1997 to $340.4 million for the six months ended February 28, 1998. This decrease was primarily due to a 19.6% decline in world crude oil prices for the six months ended February 28, 1998 as compared to crude oil prices for the six months ended February 28, 1997. The decline in the Company's cost of goods due to lower world crude oil prices was partially offset by increased charges to cost of goods sold for changes in inventory prices. The per barrel value of the Company's inventories declined during the six months ended February 28, 1998 as a result of declining world petroleum prices during that six months. This loss of inventory value generated a $9.3 million charge to cost of goods sold, which partially offset the effect of lower crude oil costs. For the six months ended February 28, 1997, corresponding changes in inventory prices had the effect of decreasing the Company's cost of goods sold by approximately $2.1 million. The Company maintains certain volumes of working inventory necessary to support normal operations and changes in the valuation of this inventory occur with fluctuations in the world petroleum prices. The lower pricing of the Company's working inventories on February 28, 1998, for example, was the result of world petroleum prices which ended February approximately 20% below the average for the Company's last five full fiscal years.

         Operating Expenses. Operating expenses increased $2.3 million or 5.9% from $39.5 million for the six months ended February 28, 1997 to $41.8 million for the six months ended February 28, 1998. The increase was primarily due to increased professional and consulting fees and to increased retail expenses for sales promotions, retail station wages and maintenance and environmental expense. Increased retail station wages were primarily due to an increase in the federal minimum wage, while increased retail environmental expenses were primarily connected with the upgrading of underground storage tanks to new federal standards and will be partially recovered through future reimbursement received from indemnification funds from the states of Ohio and Pennsylvania. Increased retail promotions expenses were primarily in connection with a "frequent fueler" program to increase retail gasoline volume.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

-------------------------------------------------------------------------------

         Operating Income. Operating income decreased $9.3 million from a $3.6 million operating income for the six months ended February 28, 1997 to a $5.7 million operating loss for the six months ended February 28, 1998. This was primarily due to a decline in gross profit as the result of the $9.3 million charge to cost of goods sold for changes in inventory pricing.

         Interest Expense. Net interest expense (interest expense less interest income) increased $1.8 million from $7.5 million for the six months ended February 28, 1997 to $9.3 million for the six months ended February 28, 1998. The increase was primarily due to an increase in the amount of long-term debt outstanding following the Company's sale of $200 million of Senior Unsecured Notes in June 1997. This was partially offset by a reduction in the average interest rate for long-term debt outstanding and by interest income received on restricted cash and investments.

         Income Taxes. The provisions for income taxes for the six months ended February 28, 1997 and February 28, 1998 have been computed based on management's estimate of its annualized effective tax rate of approximately 39.3% and 40.0% respectively.

Liquidity and Capital Resources

         Working Capital (current assets minus current liabilities) at February 28, 1998 was $47.1 million and at August 31, 1997 was $59.3 million. The Company's current ratio (current assets divided by current liabilities) was 1.8:1 at February 28, 1998 and was 2.1:1 at August 31, 1997.

         Net cash used in operating activities totaled $19.5 million for the six months ended February 28, 1998 compared to net cash used in operating activities of $6.7 million for the six months ended February 28, 1997. This decrease is primarily a result of the net loss of $8.8 million, the Company's planned build-up of inventories for the refinery turnaround in May 1998, and decreases in accounts payable and accrued expenses, offset by an increase in receivables. However, the $8.8 million net loss was primarily due to a charge of $9.3 million representing a loss of inventory value. Such changes in the carrying value of the Company's inventory are the result of fluctuations in world petroleum prices and do not have a material effect on the Company's operating cash flow.

         Net cash used in investing activities for purchases of property, plant and equipment totaled $14.1 million and $2.2 million for the six months ended February 28, 1998 and 1997, respectively. For the six months ended February 28, 1998, the Company used $12.8 million of restricted cash, cash equivalents and investments to fund the Company's Capital Improvement Plan.

         Net cash provided by financing activities was $13.6 million for the six months ended February 28, 1998 compared to a use of $0.2 million for the six months ended February 28, 1997. The cash was provided by net borrowings on the Company's revolving credit facility of $14 million. As of February 28, 1998, the Company was in default of the minimum fixed charge ratio covenant. The bank has granted the Company a waiver for this default.

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

-------------------------------------------------------------------------------

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

         Federal, state and local laws and regulations relating to the environment affect nearly all the operations of the Company. As is the case with all companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. Future expenditures related to environmental matters cannot be reasonably quantified in many circumstances due to uncertainties as to required remediation methods and related clean-up cost estimates. The Company cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied.

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

PART II - OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings
                             None

Item 2.    Changes in Securities
                             None

Item 3.    Defaults upon Senior Securities
                             None

Item 4.    Submission of Matters to a Vote of Security Holders
                             None

Item 5.    Other Information
                             None

Item 6.    Exhibits and Reports on Form 8K
                             (a) Exhibit 27 - Financial Data Schedule
                             (b) No reports on Forms 8-K have been filed for
                                 quarter for which this report is being filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1998


                             UNITED REFINING COMPANY
                             ----------------------------------------
                             (Registrant)


                              /s/ MYRON L. TURFITT
                             ----------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ JAMES E. MURPHY
                             ----------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1998




                             KIANTONE PIPELINE CORPORATION
                             ----------------------------------------
                             (Registrant)


                              /s/ MYRON L. TURFITT
                             ----------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ JAMES E. MURPHY
                             ----------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1998





                             UNITED REFINING COMPANY OF PENNSYLVANIA
                             ----------------------------------------
                             (Registrant)


                             /s/ MYRON L. TURFITT
                             ----------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ JAMES E. MURPHY
                             ----------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1998






                             KIANTONE PIPELINE COMPANY
                             ----------------------------------------
                             (Registrant)


                              /s/ MYRON L. TURFITT
                             ----------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ JAMES E. MURPHY
                             ----------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1998






                             UNITED JET CENTER, INC.
                             ----------------------------------------
                             (Registrant)


                             /s/ MYRON L. TURFITT
                             ----------------------------------------
                             Myron L. Turfitt
                             President



                             /s/ JAMES E. MURPHY
                             ----------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1998



                             KWIK-FILL, INC.
                             ----------------------------------------
                             (Registrant)



                             /s/ MYRON L. TURFITT
                             ----------------------------------------
                             Myron L. Turfitt
                             President



                             /s/ JAMES E. MURPHY
                             ----------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1998





                             INDEPENDENT GASOLINE AND OIL COMPANY OF
                             ROCHESTER, INC.
                             ----------------------------------------
                             (Registrant)


                             /s/ MYRON L. TURFITT
                             ----------------------------------------
                             Myron L. Turfitt
                             President



                             /s/ JAMES E. MURPHY
                             ----------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1998





                             BELL OIL CORP.
                             ----------------------------------------
                             (Registrant)


                             /s/ MYRON L. TURFITT
                             ----------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ JAMES E. MURPHY
                             ----------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1998



                             PPC, INC.
                             ----------------------------------------
                             (Registrant)


                             /s/ MYRON L. TURFITT
                             ----------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ JAMES E. MURPHY
                             ----------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1998







                             SUPER TEST PETROLEUM, INC.
                             ----------------------------------------
                             (Registrant)


                             /s/ MYRON L. TURFITT
                             ----------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ JAMES E. MURPHY
                             ----------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1998



                             KWIK-FIL, INC.
                             ----------------------------------------
                             (Registrant)


                             /s/ MYRON L. TURFITT
                             ----------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ JAMES E. MURPHY
                             ----------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1998



                             VULCAN ASPHALT REFINING CORPORATION
                             ----------------------------------------
                             (Registrant)


                             /s/ MYRON L. TURFITT
                             ----------------------------------------
                             Myron L. Turfitt
                             President



                             /s/ JAMES E. MURPHY
                             ----------------------------------------
                             James E. Murphy
                             Chief Financial Officer