Form 10-Q
period 1998-05-31
UNITED REFINING CO
filed 1998-07-15
CIK 101462

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 1998

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

                          Commission File No. 333-35083

                             UNITED REFINING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                  25-1411751
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

     15 Bradley Street
   Warren, Pennsylvania                                 16365
  ---------------------                                 -----
  (address of principal                               (Zip Code)
   executive office)

Registrant's telephone number, including area code        814-726-4674

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes      No X
                                    ---     ---

Number of shares outstanding of Registrant's Common Stock as of July 15, 1998:
100.

---------------------------------------------------------------------------------------------------------------------------
                                             TABLE OF ADDITIONAL REGISTRANTS
---------------------------------------------------------------------------------------------------------------------------
                                                                Primary Standard
                                        State of Other             Industrial          IRS Employer
                                        Jurisdiction of          Classification       Identification     Commission File
               Name                      Incorporation               Number               Number              Number
----------------------------------- ------------------------ ----------------------- ------------------ -------------------
Kiantone Pipeline Corporation              New York                   4612              25-1211902         333-35083-01
----------------------------------- ------------------------ ----------------------- ------------------ -------------------
Kiantone Pipeline Company                Pennsylvania                 4600              25-1416278         333-35083-03
----------------------------------- ------------------------ ----------------------- ------------------ -------------------
United Refining Company of               Pennsylvania                 5541              25-0850960         333-35083-02
Pennsylvania
----------------------------------- ------------------------ ----------------------- ------------------ -------------------
United Jet Center, Inc.                    Delaware                   4500              52-1623169         333-35083-06
----------------------------------- ------------------------ ----------------------- ------------------ -------------------
Kwik-Fill, Inc.                          Pennsylvania                 5541              25-1525543         333-35083-05
----------------------------------- ------------------------ ----------------------- ------------------ -------------------
Independent Gas and Oil Company            New York                   5170              06-1217388         333-35083-11
of Rochester, Inc.
----------------------------------- ------------------------ ----------------------- ------------------ -------------------
Bell Oil Corp.                             Michigan                   5541              38-1884781         333-35083-07
----------------------------------- ------------------------ ----------------------- ------------------ -------------------
PPC, Inc.                                    Ohio                     5541              31-0821706         333-35083-08
----------------------------------- ------------------------ ----------------------- ------------------ -------------------
Super Test Petroleum, Inc.                 Michigan                   5541              38-1901439         333-35083-09
----------------------------------- ------------------------ ----------------------- ------------------ -------------------
Kwik-Fil, Inc.                             New York                   5541              25-1525615         333-35083-04
----------------------------------- ------------------------ ----------------------- ------------------ -------------------
Vulcan Asphalt Refining                    Delaware                   2911              23-2486891         333-35083-10
Corporation
----------------------------------- ------------------------ ----------------------- ------------------ -------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES


                                      INDEX

--------------------------------------------------------------------------------

PART 1.    FINANCIAL INFORMATION                                   PAGE(S)

Item 1.    Financial Statements

           Consolidated Balance Sheets -
           May 31, 1998 and August 31, 1997                           4

           Consolidated Statements of Operations -
           Nine Months and Quarters Ended May 31, 1998 and 1997       5

           Consolidated Statements of Cash Flows -
           Nine Months Ended May 31, 1998 and 1997                    6

           Notes to Consolidated Financial Statements                 7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations           8-12

PART II.   OTHER INFORMATION                                         13

PART 1 -- FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------
                                                                                 MAY 31, 1998     AUGUST 31,
                                                                                 (UNAUDITED)         1997
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
    Cash and cash equivalents                                                        $  5,695     $ 11,024
    Accounts receivable, net                                                           27,701       29,762
    Inventories                                                                        61,143       67,096
    Prepaid expenses and other assets                                                   5,839        6,786
    Deferred income taxes                                                                 703          712
------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                       101,081      115,380
------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
    Cost                                                                              257,096      234,956
    Less:  accumulated depreciation                                                    67,381       60,757
------------------------------------------------------------------------------------------------------------
           NET PROPERTY, PLANT AND EQUIPMENT                                          189,715      174,199
------------------------------------------------------------------------------------------------------------
RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS                                   29,400       48,168
DEFERRED FINANCING COSTS                                                                7,442        7,807
OTHER ASSETS                                                                              856          838
------------------------------------------------------------------------------------------------------------
                                                                                     $328,494     $346,392
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT:
    Revolving credit facility                                                        $ 12,000     $     --
    Current installments of long-term debt                                                301          218
    Accounts payable                                                                   15,738       29,010
    Accrued liabilities                                                                18,204       13,753
    Sales, use and fuel taxes payable                                                  13,502       13,056
------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                   59,745       56,037
------------------------------------------------------------------------------------------------------------
LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                                            200,963      201,054
DEFERRED INCOME TAXES                                                                   8,808       17,390
DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                                 2,259        2,420
DEFERRED RETIREMENT BENEFITS                                                           12,169       10,797
OTHER NONCURRENT LIABILITIES                                                            2,759        5,757
------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                          286,703      293,455
------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
    Common stock, $.10 par value per share - shares authorized 100; issued
           and outstanding 100                                                             --           --
    Additional paid-in capital                                                          7,150        7,150
    Retained earnings                                                                  34,641       45,787
------------------------------------------------------------------------------------------------------------
           TOTAL STOCKHOLDER'S EQUITY                                                  41,791       52,937
------------------------------------------------------------------------------------------------------------
                                                                                     $328,494     $346,392
------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                     MAY 31,                                 MAY 31,
                                                           ---------------------------------------------------------------------
                                                             1998                 1997               1998               1997
--------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                 $ 175,246           $ 203,644           $ 551,811           $ 638,720
COST OF GOODS SOLD                                          152,541             179,229             492,976             571,238
--------------------------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                        22,705              24,415              58,835              67,482
--------------------------------------------------------------------------------------------------------------------------------
EXPENSES:
    Selling, general and administrative expenses             19,186              17,945              56,479              53,186
    Depreciation and amortization expenses                    2,273               2,134               6,820               6,399
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                            21,459              20,079              63,299              59,585
--------------------------------------------------------------------------------------------------------------------------------
         OPERATING INCOME (LOSS)                              1,246               4,336              (4,464)              7,897
--------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
    Interest income                                             560                 262               2,274                 897
    Interest expense                                         (5,649)             (3,965)            (16,665)            (12,113)
    Other, net                                                    1                  60                 285                 (74)
--------------------------------------------------------------------------------------------------------------------------------
                                                             (5,088)             (3,643)            (14,106)            (11,290)
--------------------------------------------------------------------------------------------------------------------------------
         INCOME (LOSS) BEFORE INCOME TAX
            EXPENSE (BENEFIT)                                (3,842)                693             (18,570)             (3,393)
INCOME TAX EXPENSE (BENEFIT)                                 (1,528)                322              (7,424)             (1,284)
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                         $  (2,314)          $     371           $ (11,146)          $  (2,109)
--------------------------------------------------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (UNAUDITED)
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------
                                                                                   NINE MONTHS ENDED
                                                                                        MAY 31,
                                                                           -----------------------------
                                                                                  1998            1997
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $(11,146)       $ (2,109)
     Adjustments to reconcile net loss to net
                 cash used in operating activities:
                Depreciation and amortization                                     7,295           6,566
                Post-retirement benefits                                          1,372           1,701
                Change in deferred income taxes                                  (8,582)             86
                (Gain) loss on asset dispositions                                    33            (121)
                Cash used in working capital items                               (2,300)         (7,610)
                Other, net                                                         (121)           (224)
--------------------------------------------------------------------------------------------------------
                   TOTAL ADJUSTMENTS                                             (2,303)            398
--------------------------------------------------------------------------------------------------------
                   NET CASH USED IN OPERATING ACTIVITIES                        (13,449)         (1,711)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                 (22,917)         (3,127)
     Proceeds from asset dispositions                                               560             124
     Net cash provided by restricted cash, cash equivalents
                and investments                                                  18,768              --
--------------------------------------------------------------------------------------------------------
                   NET CASH USED IN INVESTING ACTIVITIES                         (3,589)         (3,003)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on revolving credit facility                                 12,000          14,500
     Proceeds from issuance of long term debt                                       156              --
     Principal reductions of long-term debt                                        (164)        (16,689)
     Deferred financing costs                                                      (283)           (568)
--------------------------------------------------------------------------------------------------------
                   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           11,709          (2,757)
--------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (5,329)         (7,471)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   11,024          15,511
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  5,695        $  8,040
--------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
     Accounts receivable, net                                                  $  2,061        $  4,020
     Inventories                                                                  5,953         (17,401)
     Prepaid expenses and other assets                                              956          (3,570)
     Accounts payable                                                           (13,272)          5,149
     Accrued liabilities                                                          1,556           4,755
     Sales, use and fuel taxes payable                                              446            (563)
--------------------------------------------------------------------------------------------------------
                TOTAL CHANGE                                                   $ (2,300)       $ (7,610)
--------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ending August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Form 10-K filing dated November 28, 1997.


2. CREDIT FACILITY

The Company's revolving credit facility contains certain covenants which provide for the maintenance of a minimum net worth and fixed charges. As of May 31, 1998, the Company was not in compliance with the minimum fixed charge ratio contained in its revolving credit agreement. The Company has received a waiver from the banks for this period.

3. SUBSIDIARY GUARANTORS

Summarized financial information for the Company's wholly owned subsidiary guarantors are as follows:

                                             MAY 31, 1998
                                              (UNAUDITED)        AUGUST 31, 1997
---------------------------------------------------------------------------------
Current assets                                  $36,220              $35,653
Noncurrent assets                                67,953               60,131
Current liabilities                              97,399               82,131
Noncurrent liabilities                            7,645               10,474
---------------------------------------------------------------------------------

                                                     NINE MONTHS ENDED
                                             MAY 31, 1998         MAY 31, 1997
                                              (UNAUDITED)          (UNAUDITED)
-------------------------------------------------------------------------------
Net sales                                      $326,502             $346,482
Gross profit                                     47,770               50,328
Operating income (loss)                          (3,326)               3,630
Net income (loss)                                (3,939)                 887
-------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

Recent Developments

         On May 19, 1998 the Company resumed refinery crude oil processing after a scheduled shutdown of the crude distillation unit and certain other refinery processing units for maintenance and upgrading. This shutdown was completed in 22 days, one day ahead of schedule. Upgrades installed during this shutdown will improve refinery yields, reduce refinery energy consumption, and reduce refinery emissions. Additional improvements, including those designed to increase refinery capacity, will be installed following receipt of necessary permits. The Company has tentatively scheduled an abbreviated crude distillation unit shutdown in the spring of 1999 for installation of these improvements.

Results of Operations

         For the nine months ended May 31, 1998, the Company's Cost of Goods Sold, Gross Profit and Operating Income were negatively affected by the reduction in the valuation of working inventories as a result of falling petroleum prices, although these changes in valuation did not have a material effect on the Company's operating cash flow. Most of the reduction in the Company's inventory valuation occurred in the fiscal quarter ended February 28, 1998, and was reported in the Company's filings with the Securities and Exchange Commission for that quarter. Subsequent to these filings, several other companies engaged in petroleum refining and marketing reported similar negative impacts of reductions in inventory valuation on their earnings.

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

         Comparison of the Fiscal Quarters ended May 31, 1998 and May 31, 1997

         Net Sales. Net sales decreased $28.4 million or 13.9% from $203.6 million for the fiscal quarter ended May 31, 1997 to $175.2 million for the fiscal quarter ended May 31, 1998. The decline was due to 24.2% and 23.6% decreases in wholesale and retail petroleum sales prices respectively, partially offset by a 5.0% increase in retail petroleum volume and a 12.3% increase in retail merchandise sales. Wholesale sales volume increased slightly, despite a 22 day scheduled refinery maintenance shutdown, as inventory built in preparation for the shutdown offset the reduction in refinery production and maintained availability of product for wholesale customers. The price decreases were primarily due to lower prices for petroleum products worldwide which accompanied a 26.0% decrease in world crude oil prices, as indicated by prices of NYMEX crude oil contracts.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------


         Cost of Goods Sold. Cost of goods sold decreased $26.7 million or 14.9% from $179.2 million for the fiscal quarter ended May 31, 1997 to $152.5 million for the fiscal quarter ended May 31, 1998. This decrease was primarily due to a 26.0% decline in world crude oil prices for the quarter ended May 31, 1998 as compared to crude oil prices for the quarter ended May 31, 1997. The decline in the Company's cost of goods due to lower world crude oil prices was partially offset by increased purchases of intermediate feedstocks and of finished products for resale in order to supply product demand during the 22 day maintenance shutdown. Lower crude oil prices were also partially offset by the cost of supplying the increased sales volume.

         Operating Expenses. Operating expenses increased $1.4 million or 6.9% from $20.1 million for the fiscal quarter ended May 31, 1997 to $21.5 million for the fiscal quarter ended May 31, 1998. The increase was primarily due to increased retail expenses for sales promotions, retail station wages and maintenance and environmental expenses, and to increased professional and consulting fees. Increased retail station wages were primarily due to an increase in the federal minimum wage, while increased retail environmental expenses were primarily connected with the upgrading of underground storage tanks to new federal standards and will be partially recovered through future reimbursement received from indemnification funds from the states of Ohio and Pennsylvania. Increased retail promotion expenses were primarily in connection with a "frequent fueler" program which has been effective in increasing retail gasoline volume.

         Operating Income. Operating income decreased $3.1 million from $4.3 million for the fiscal quarter ended May 31, 1997 to $1.2 million for the fiscal quarter ended May 31, 1998. This was primarily due to lower retail gross profit, both in terms of total dollars and as percentage of sales. This was the result of lower per gallon retail petroleum margins, only partially offset by higher sales volumes and improved retail merchandise margins. Refining gross profit improved both in terms of total dollars and as percentage of sales, as lower crude oil costs more than offset reduced production due to a scheduled May 1998 shutdown for maintenance and upgrading. Overall gross profit improved in terms of percentage of sales, despite the decline in total dollar terms.

         Interest Expense. Net interest expense (interest expense less interest income) increased $1.4 million from $3.7 million for the fiscal quarter ended May 31, 1997 to $5.1 million for the fiscal quarter ended May 31, 1998. The increase was primarily due to an increase in the amount of long-term debt outstanding following the Company's sale of $200 million of Senior Unsecured Notes in June 1997. This was partially offset by a reduction in the average interest rate for long-term debt outstanding and interest income received on restricted cash and investments.

         Income Taxes. The provisions for income taxes for the fiscal quarters ended May 31, 1997 and May 31, 1998 have been computed based upon management's estimate of its annualized effective tax rate of approximately 46.5% and 39.8% respectively.

         Comparison of the Nine Months ended May 31, 1998 and May 31, 1997

         Net Sales. Net sales decreased $86.9 million or 13.6% from $638.7 million for the nine months ended May 31, 1997 to $551.8 million for the nine months ended May 31, 1998. The decline was due to 18.3% and 16.1% decreases in wholesale and retail petroleum sales prices, respectively and a 5.4%

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------


decrease in wholesale petroleum volume, partially offset by a 10.2% increase in retail merchandise sales and a 0.5% increase in retail petroleum volume. The price decreases were primarily due to lower prices for petroleum products worldwide which accompanied a 21.5% decrease in world crude oil prices, as indicated by prices of NYMEX crude oil contracts. The reduction in wholesale sales volumes was primarily the result of lower production due to the planned shutdown of certain major refinery processing units for maintenance and upgrading in October 1997 and May 1998.

         Cost of Goods Sold. Cost of goods sold decreased $78.3 million or 13.7% from $571.2 million for the nine months ended May 31, 1997 to $493.0 million for the nine months ended May 31, 1998. This decrease was primarily due to a 21.5% decline in world crude oil prices for the nine months ended May 31, 1998 as compared to crude oil prices for the nine months ended May 31, 1997. The decline in the Company's cost of goods sold resulting from lower world crude oil prices was partially offset by increased purchases of intermediate feedstocks and of finished products for resale in order to supply product demand during the maintenance shutdowns ended in October 1997 and May 1998. Also partially offsetting lower crude oil prices were increases to cost of goods sold from changes in inventory prices. The per barrel value of the Company's inventories declined during the nine months ended May 31, 1998 as a result of declining world petroleum prices during that nine months. The declining prices reduced the value of Company's working inventories by approximately $8.9 million. These reductions in inventory value contributed corresponding increases to cost of goods sold. For the nine months ended May 31, 1997, the corresponding reduction in working inventory value had increased cost of goods sold by approximately $0.5 million. The Company maintains certain volumes of working inventory necessary to support normal operations, and changes in valuation of this inventory occur with fluctuations in world petroleum prices. The lower pricing of the Company's working inventories on May 31, 1998, for example, was the result of world petroleum prices which ended May approximately 22% below the average for the Company's last five full fiscal years.

         Operating Expenses. Operating expenses increased $3.7 million or 6.2% from $59.6 million for the nine months ended May 31, 1997 to $63.3 million for the nine months ended May 31, 1998. The increase was primarily due to increased retail expenses for sales promotions, retail station wages and maintenance and environmental expense, and to increased professional and consulting fees. Increased retail station wages were primarily due to an increase in the federal minimum wage, while increased retail environmental expenses were primarily connected with the upgrading of underground storage tanks to new federal standards and will be partially recovered through future reimbursement received from indemnification funds from the states of Ohio and Pennsylvania. Increased retail promotions expenses were primarily in connection with a "frequent fueler" program which has been effective in increasing retail gasoline volume.

         Operating Income. Operating income decreased $12.4 million from a $7.9 million operating income for the nine months ended May 31, 1997 to a $4.5 million operating loss for the nine months ended May 31, 1998. This was primarily due to a decline in gross profit as the result of an $8.9 million negative impact on cost of goods sold for changes in working inventory value. Also contributing to the decline in gross profit and operating income was the reduction in refinery production resulting from the scheduled maintenance shutdowns in October 1997 and May 1998. Gross profit as a percentage of sales, however, increased slightly, as increased refining margins and a $1.1 million increase in retail merchandise gross profit partially offset the reduced refinery production and the reduced inventory values.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------


         Interest Expense. Net interest expense (interest expense less interest income) increased $3.2 million from $11.2 million for the nine months ended May 31, 1997 to $14.4 million for the nine months ended May 31, 1998. The increase was primarily due to an increase in the amount of long-term debt outstanding following the Company's sale of $200 million of Senior Unsecured Notes in June 1997. This was partially offset by a reduction in the average interest rate for long-term debt outstanding and interest income received on restricted cash and investments.

         Income Taxes. The provisions for income taxes for the nine months ended May 31, 1997 and May 31, 1998 have been computed based on management's estimate of its annualized tax rate of approximately 37.8% and 40.0% respectively.

Liquidity and Capital Resources

         Working Capital (current assets minus current liabilities) at May 31, 1998 was $41.3 million and at August 31, 1997 was $59.3 million. The Company's current ratio (current assets divided by current liabilities) was 1.7:1 at May 31, 1998 and was 2.1:1 at August 31, 1997.

         Net cash used in operating activities totaled $13.4 million for the nine months ended May 31, 1998 compared to net cash used in operating activities of $1.7 million for the nine months ended May 31, 1997. This decrease is primarily a result of the net loss of $11.1 million and a decrease in accounts payables, which was partially offset by decreases in accounts receivable and inventories. Changes in the carrying value of the Company's inventory are the result of fluctuations in world petroleum prices and do not have a material effect on the Company's operating cash flow.

         Net cash used in investing activities for purchases of property, plant and equipment totaled $22.9 million and $3.1 million for the nine months ended May 31, 1998 and 1997, respectively. For the nine months ended May 31, 1998, the Company used $18.8 million of restricted cash, cash equivalents and investments to fund the Company's Capital Improvement Plan.

         Net cash provided by financing activities was $11.7 million for the nine months ended May 31, 1998 compared to a use of $2.8 million for the nine months ended May 31, 1997. The cash was provided by net borrowings on the Company's revolving credit facility of $12 million. As of May 31, 1998, the Company was in default of the minimum fixed charge ratio covenant. The bank has granted the Company a waiver for this default.

         The Company reviews its capital expenditures on an ongoing basis. The Company currently has budgeted approximately $28.2 million for capital expenditures in fiscal 1998 with $3.3 million for completion of projects relating to underground storage tanks. The remaining $24.9 million for fiscal 1998 is budgeted for the refinery expansion and retail capital improvement program, refinery environmental compliance and routine maintenance. The refinery expansion and retail capital improvement program is expected to be completed in fiscal 1999 at a budgeted cost of approximately $13.8 million. An additional $4.5 million has been budgeted for maintenance and non-discretionary capital expenditures for fiscal 1999. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------



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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------


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

Date:  July 15, 1998






                                        UNITED REFINING COMPANY
                                        --------------------------------
                                        (Registrant)



                                        /s/ Myron L. Turfitt
                                        --------------------------------
                                        Myron L. Turfitt
                                        President



                                        /s/ James E. Murphy
                                        --------------------------------
                                        James E. Murphy
                                        Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 1998






                                        KIANTONE PIPELINE CORPORATION
                                        --------------------------------
                                        (Registrant)



                                        /s/ Myron L. Turfitt
                                        --------------------------------
                                        Myron L. Turfitt
                                        President



                                        /s/ James E. Murphy
                                        --------------------------------
                                        James E. Murphy
                                        Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 1998






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

Date:  July 15, 1998






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

Date:  July 15, 1998






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

Date:  July 15, 1998






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

Date:  July 15, 1998





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

Date:  July 15, 1998






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

Date:  July 15, 1998






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

Date:  July 15, 1998






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

Date:  July 15, 1998






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

Date:  July 15, 1998






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