Form 10-K405
period 1998-08-31
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 1998-11-30
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               FOR FISCAL YEAR ENDED AUGUST 31, 1998

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to _____________

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

                                      NONE

Securities registered pursuant to Section 12 (g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X        No
                             ------         ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of November 30, 1998, 100 shares of the Registrant's common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant's are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

----------------------------------------------------------------------------------------------------------------------------
                                            TABLE OF ADDITIONAL REGISTRANTS
----------------------------------------------------------------------------------------------------------------------------
                                State of Other                Primary Standard          IRS Employer
        Name                   Jurisdiction of                   Industrial            Identification       Commission File
                                Incorporation              Classification Number           Number                Number
----------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Corporation    New York                           4612                 25-1211902           333-35083-01
----------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Company        Pennsylvania                       4600                 25-1416278           333-35083-03
----------------------------------------------------------------------------------------------------------------------------
United Refining Company Of       Pennsylvania                       5541                 25-0850960           333-35083-02
Pennsylvania
----------------------------------------------------------------------------------------------------------------------------
United Jet Center, Inc.          Delaware                           4500                 52-1623169           333-35083-06
----------------------------------------------------------------------------------------------------------------------------
Kwik-Fill, Inc.                  Pennsylvania                       5541                 25-1525543           333-35083-05
----------------------------------------------------------------------------------------------------------------------------
Independent Gas and Oil          New York                           5170                 06-1217388           333-35083-11
Company of Rochester, Inc.
----------------------------------------------------------------------------------------------------------------------------
Bell Oil Corp.                   Michigan                           5541                 38-1884781           333-35083-07
----------------------------------------------------------------------------------------------------------------------------
PPC, Inc.                        Ohio                               5541                 31-0821706           333-35083-08
----------------------------------------------------------------------------------------------------------------------------
Super Test Petroleum Inc.        Michigan                           5541                 38-1901439           333-35083-09
----------------------------------------------------------------------------------------------------------------------------
Kwik-Fil, Inc.                   New York                           5541                 25-1525615           333-35083-04
----------------------------------------------------------------------------------------------------------------------------
Vulcan Asphalt Refining          Delaware                           2911                 23-2486891           333-35083-10
Corporation
----------------------------------------------------------------------------------------------------------------------------

ITEM 1.    BUSINESS.

INTRODUCTION

         The Company is a leading integrated refiner and marketer of petroleum products in its primary market area, which encompasses western New York and northwestern Pennsylvania. The Company owns and operates a medium complexity 65,000 barrel per day ("bpd") petroleum refinery in Warren, Pennsylvania where it produces a variety of products, including various grades of gasoline, diesel fuel, kerosene, jet fuel, No.2 heating oil, and asphalt. The Company sells gasoline and diesel fuel under the Kwik Fill(R) brand name at a network of Company-operated retail units. As of August 31, 1998, the Company operated 309 units, 230 of which it owned. For the year ended August 31, 1998 (sometimes referred to as "fiscal 1998"), approximately 63% and 24% of the Company's gasoline and diesel fuel production, respectively, was sold through this network. The Company operates convenience stores at most of its retail units, primarily under the Red Apple Food Mart(R) brand name. The Company also sells its petroleum products to long-standing regional wholesale customers.

         For fiscal year ended August 31, 1998, the Company had total revenues of approximately $758.6 million, of which approximately 54% were derived from gasoline sales, approximately 35% were from sales of other petroleum products and approximately 11% were from sales of non-petroleum products. The Company's capacity utilization rates have ranged from approximately 88% to approximately 97% over the last five years. In fiscal 1998, approximately 74% of the Company's refinery output consisted of higher value products such as gasoline and distillates.

         The Company believes that the location of its 65,000 bpd refinery in Warren, Pennsylvania provides it with a transportation cost advantage over its competitors, which is significant within an approximately 100-mile radius of the Company's refinery. For example, in Buffalo, New York over its last five fiscal years, the Company has experienced an approximately 2.1 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. The Company owns and operates the Kiantone Pipeline, a 78-mile long crude oil pipeline which connects the refinery to Canadian, U.S. and world crude oil sources through the Interprovincial Pipe Line/Lakehead Pipeline system ("IPL"). Utilizing the storage facilities of the pipeline, the Company is able to blend various grades of crude oil from different suppliers, allowing it to efficiently schedule production while managing feedstock mix and product yields in order to optimize profitability.

         In addition to its transportation cost advantage, the Company has benefited from a reduction in regional production capacity of approximately 103,000 bpd brought about by the closure during the 1980's of two competing refineries in Buffalo, New York, owned by Ashland Inc. and Mobil Oil Corporation. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and the Company believes that no significant production from such refinery is currently shipped into the Company's primary market area. It is the Company's view that the high construction costs and the stringent regulatory requirements inherent in petroleum refinery operations make it uneconomical for new competing refineries to be constructed in the Company's primary market area.

         During the period from September 1, 1993 to August 31, 1998, the Company spent approximately $50 million on capital improvements to increase the capacity and efficiency of its refinery and to meet environmental requirements. These capital expenditures have: (i) substantially rebuilt and upgraded the refinery, (ii) enhanced the refinery's capability to comply with applicable environmental regulations, (iii) increased the refinery's efficiency and (iv) helped maximize profit margins by permitting the processing of lower cost, high sulfur crudes.

         The Company's primary market area is western New York and northwestern Pennsylvania and its core market encompasses its Warren County base and the eight contiguous counties in New York and Pennsylvania. The Company's retail gasoline and merchandise sales are split approximately 59% / 41% between rural and urban markets. Margins on gasoline sales are traditionally higher in rural markets, while gasoline sales volume is greater in urban markets. The Company's urban markets include Buffalo, Rochester and Syracuse, New York and Erie, Pennsylvania.

         As of August 31, 1998, the Company operated 309 retail units, of which 175 are located in New York, 124 in Pennsylvania and 10 in Ohio. The Company owned 230 of these units. In fiscal 1998, approximately 63% of the refinery's gasoline production were sold through the Company's retail network. In addition to gasoline, all units sell convenience merchandise, 45 have delicatessens and eight of the units are full-service truck stops. Customers may pay for purchases with credit cards including the Company's own "Kwik Fill(R)" credit card. In addition to this credit card, the Company maintains a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins. The Company has consolidated its entire retail system under the Red Apple Food Mart(R) and Kwik Fill(R) brand names, providing the chain with a greater regional brand awareness.

         On June 9, 1997, the Company completed the sale (the "Private Offering") of $200 million principal amount 10 3/4% Series A Senior Notes due 2007 to Dillon, Read & Co. Inc. and Bear, Sterns & Co. Inc. in a transaction exempt from registration under the Securities Act of 1933, as amended. Subsequent to this issue, the Company exchanged the Series A Senior Notes for its 10 3/4% Series B Senior Notes due 2007 which were previously registered under the Securities Act of 1933, as amended. An aggregate of $200 million in principal amount of Series A Senior Notes were exchanged for Series B Senior Notes effective January 16, 1998. The form and term of the Series B Senior Notes are identical in all material respects to the form and terms of the Series A Senior Notes except the Series B Senior Notes are registered under the Securities Act and, therefore, do not bear legends restricting the transfer thereof. The Series B Senior Notes do not represent additional indebtedness of the Company and are entitled to the benefits of the Indenture, which is the same Indenture as the one under which the Series A Senior Notes were issued.

         Simultaneously with the consummation of the Private Offering, PNC Bank provided the Company and one of its subsidiaries a new bank credit facility (the "New Bank Credit Facility"). Subject to borrowing base limitations and the satisfaction of customary borrowing conditions, the Company and such subsidiary may borrow up to $35 million under the New Bank Credit Facility.


INDUSTRY OVERVIEW

         Worldwide demand for petroleum products rose from an average 67.6 million bpd in 1993 to 73.8 million bpd in 1997, according to the International Energy Agency. While much of the increase has been in developing countries, increases in demand have also occurred in the developed industrial countries. The Company believes that worldwide economic growth will continue to raise demand for energy and petroleum products, but financial problems in Asia may moderate economic growth.

         U.S. refined petroleum product demand increased in 1997 for the sixth consecutive year. Following the economic recession and Persian Gulf War in 1990 and 1991, U.S. refined petroleum product demand increased from an average of
16.7 million bpd in 1991 to 17.7 million bpd in 1995 based on information published by the U.S. Energy Information Administration (the "EIA") and to 18.6 million bpd in 1997, according to preliminary EIA industry statistics reported by the Oil & Gas Journal.

         The increase in U.S. refined petroleum demand is largely the result of demand for gasoline, jet fuel and highway diesel fuel which increased from 10.0 million bpd in 1991 to 11.5 million bpd in 1997 based on preliminary industry statistics reported by the Oil & Gas Journal (based on information from EIA) and the Department of Transportation Federal Highway Administration ("FHA"). The Company believes that this is a reflection of the steady increase in economic activity in the U.S. The U.S. vehicle fleet has grown, and miles driven per vehicle have increased. In addition, passenger seat-miles flown by domestic airlines have increased. Gasoline demand has increased from an average of 7.2 million bpd in 1991 to 8.0 million bpd in 1997. The Company believes that demand for transportation fuels will continue to track domestic economic growth.

         Asphalt is a residual product of the crude oil refining process, which is used primarily for construction and maintenance of roads and highways and as a component of roofing shingles. Distribution of asphalt is localized, usually within a distance of 150 miles from a refinery or terminal, and demand is influenced by levels of federal, state, and local government funding for highway construction and maintenance and by levels of roofing construction activities. The Company believes that an ongoing need for highway maintenance and domestic economic growth will sustain asphalt demand.

         The Company believes that domestic refining capacity utilization is close to maximum sustainable limits because of the existing high throughput coupled with a reduction in refining capacity. The following table sets forth selected U.S. refinery information published by the Oil & Gas Journal and EIA:


                                                      1993        1994         1995        1996        1997
                                                      ----        ----         ----        ----        ----
Operable annual average refining capacity
   (million bpd)*                                     15.1        15.1         15.4        15.3        15.6
Crude input to refineries (million                    13.6        13.9         14.0        14.2        14.6
bpd)
Utilization (in percent)                              89.9        91.5         90.9        92.3        93.6


* Includes operating and operable but currently shutdown refineries.


         The Company believes that high utilization rates coupled with little anticipated crude capacity expansion is likely to result over the long term in improved operating margins in the refining industry.

         Since 1990 the refining sector of the domestic petroleum industry has been required to make significant capital expenditures, primarily to comply with federal environmental statutes and regulations, including the Clean Air Act, as amended ("CAA"). Capital expenditures were required to equip refineries to manufacture cleaner burning reformulated gasoline ("RFG") and low sulfur diesel fuel. From 1990 to 1995 refining sector capital expenditures have totaled over $32 billion, of which approximately $15 billion, or 46%, was for environmental compliance, according to the American Petroleum Institute ("API") and the Oil & Gas Journal. In 1996 and 1997 refining sector total capital expenditures are estimated to be approximately $3.9 billion and $3.1 billion respectively, based on information published by the Oil & Gas Journal.

         The Company is a regional refiner and marketer located primarily in Petroleum Administration for Defense District ("PADD I"). As of January 1, 1998, there were 18 refineries operating in PADD I with a combined crude processing capacity of 1.7 million bpd, representing approximately 10% of U.S. refining capacity. Petroleum product consumption in 1997 in PADD I averaged 5.5 million bpd, representing approximately 30% of U.S. demand based on industry statistics reported by EIA. According to the Lundberg Letter, an industry newsletter, total gasoline consumption in the region grew by approximately 2.4% during 1997 in response to improving economic conditions. Refined petroleum production in PADD I is insufficient to satisfy demand for such products in the region, making PADD I a net importer of such products.

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

         o Expand sales of higher margin specialty products such as jet fuel, premium diesel, roofing asphalt and Strategic Highway Research Program ("SHRP") specification paving asphalt.

         o Expand and upgrade its refinery to increase rated crude oil throughput capacity from 65,000 bpd to 70,000 bpd, improve the yield of finished products from crude oil inputs and lower refinery costs through improved energy efficiency and refinery debottlenecking.

         o Optimize profitability by managing feedstock costs, product yields, and inventories through its recently improved refinery feedstock linear programming model and its system wide distribution model.

         o Make capital investments in retail marketing to rebuild or refurbish existing retail units and to acquire new retail units. In addition, the Company plans to improve its comprehensive retail management information system which allows management to be informed and respond promptly to market changes, inventory levels, and overhead variances and to monitor daily sales, cash receipts, and overall individual location performance.


REFINING OPERATIONS

         The Company's refinery is located on a 92-acre site in Warren, Pennsylvania. The refinery has a rated capacity of 65,000 bpd of crude oil processing. The refinery averaged saleable production of approximately 62,600 bpd during fiscal 1997 and approximately 59,400 bpd during fiscal 1998. The reduction is attributable to a decline in refinery production for regularly scheduled maintenance turnarounds and concurrent installation of components of the Company's refinery upgrade program in October 1997 and May 1998. The Company produces three primary petroleum products: gasoline, middle distillates and asphalt. The Company believes its geographic location in the product short PADD I is a marketing advantage. The Company's refinery is located in northwestern Pennsylvania and is geographically distant from the majority of PADD I refining capacity. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and the Company believes that no significant production from such refinery is currently shipped into the Company's primary market area.

         The refinery was established in 1902 but has been substantially rebuilt and expanded. From September 1, 1993 to August 31, 1998, the Company spent approximately $50 million on capital improvements to increase the capacity and efficiency of its refinery and to meet environmental requirements. Major investments have included the following:

         o A distillate hydrotreater was completed to produce low sulfur diesel fuel (less than 0.05% sulfur content) in compliance with requirements of the CAA for the sale of on-road diesel. In connection with this installation, a sulfur recovery unit was also completed which has the capacity of recovering up to 60 tons per day of raw sulfur removed from refined products. Total cost of these two projects was approximately $42.0 million with capital expenditures over the last five fiscal years approximating $17.0 million.

         o The Company spent approximately $7.4 million to enable the refinery to produce reformulated gasoline ("RFG") for its marketing area. Although not currently mandated by federal law, Pennsylvania and New York had opted into the EPA program for RFG for counties within the Company's marketing area with an effective date of January 1, 1995. However, both states elected to "opt out" of the program late in December 1994. The Company believes that it will be able to produce RFG without incurring substantial additional fixed costs if the use of RFG is mandated in the future in the Company's marketing area.

         o In fiscal 1998, the Company spent approximately $11.5 million to expand and upgrade the refinery. These projects included an FCC feed nozzle upgrade, improvements to monitoring instrumentations and related engineering, electrical, and construction costs.


         Products

         The Company presently produces two grades of unleaded gasoline, 87-octane regular and 93-octane premium. The Company also blends its 87 and 93 octane gasoline to produce a mid-grade 89 octane. In fiscal 1998, approximately 63% of the Company's gasoline production were sold through its retail network and the remaining 37% of such production were sold to wholesale customers.

         Middle distillates include kerosene, diesel fuel, heating oil (No. 2 oil) and jet fuel. In fiscal 1998 the Company sold approximately 84% of its middle distillate production to wholesale customers and the remaining 16% at the Company's retail units, primarily at the Company's eight truck stops. The Company also produces aviation fuels for commercial airlines (Jet-A) and military aircraft (JP-8).

         The Company optimizes its bottom of the barrel processing by producing asphalt, a higher value alternative to residual fuel oil. Asphalt production as a percentage of all refinery production has increased over the last four fiscal years due to the Company's ability and decision to process a larger amount of less costly higher sulfur content crudes in order to realize higher overall refining margins.

         The following table sets forth the refinery's product yield during the five years ended August 31, 1998:

                           REFINERY PRODUCT YIELD (1)
                             (THOUSANDS OF BARRELS)
                          FISCAL YEAR ENDED AUGUST 31,

                              1994              1995             1996              1997             1998
                             Volume  Percent   Volume  Percent  Volume  Percent   Volume Percent   Volume  Percent

Gasoline
         Regular (87 octane)   7,413   33.8%     8,770  37.0%     8,952   36.9%    9,106   38.3%     8,703   38.4%
         Midgrade (89
         octane)                   -       -       288   1.2%       249    1.0%        -      -          -      -
         Premium (93 octane)   2,681   12.2%     1,918   8.1%     1,741    7.2%    1,485    6.2%     1,332    5.9%

Middle distillates
         Kerosene                336    1.5%       322   1.4%       377    1.6%      431    1.8%       237    1.0%
         Diesel fuel           2,049    9.4%     4,195  17.7%     4,177   17.2%    4,485   18.9%     4,014   17.7%
         No. 2 heating oil     3,287   15.0%     1,609   6.8%     1,770    7.3%    1,510    6.4%     1,334    5.9%
         Jet fuel                 24    0.1%       253   1.1%       445    1.8%      428    1.8%       357    1.6%
Asphalt                        3,636   16.6%     4,228  17.9%     4,479   18.5%    4,409   18.5%     4,441   19.6%
Other                          1,437    6.6%     1,076   4.5%     1,043    4.3%    1,031    4.3%     1,249    5.5%
                               -----    ---      -----   ---      -----    ---     -----    ---      -----    ---
(2)
Saleable yield                20,863   95.2%    22,659  95.7%    23,233   95.8%   22,885   96.3%    21,668   95.6%
Refining fuel                  1,605    7.3%     1,559   6.6%     1,603    6.6%    1,496    6.3%     1,479    6.5%
                               -----    ---      -----   ---      -----    ---     -----    ---      -----    ---
Total product yield (3)       22,468  102.5%    24,218 102.3%    24,836  102.4%   24,381  102.6%    23,147  102.1%


(1) Percent yields are percentage of refinery input.

(2) Includes primarily butane, propane and sulfur.

(3) Total product yield is greater than 100% due to the processing of crude oil into products which, in total are less dense and therefore, have a higher volume than the raw materials processed.

         Refining Process

         The Company's production of petroleum products from crude oil involves many complex steps, which are briefly summarized below.

         The Company seeks to maximize refinery profitability by selecting crude oil and other feedstocks taking into account factors including product demand and pricing in the Company's market areas as well as price, quality and availability of various grades of crude oil. The Company also considers product inventory levels and any planned turnarounds of refinery units for maintenance. The combination of these factors is optimized by a sophisticated proprietary linear programming computer model, which selects the most profitable feedstock and product mix. The linear programming model is continuously updated and improved to reflect changes in the product market place and in the refinery's processing capability.

         Blended crude is stored in a tank farm near the refinery, which has a capacity of approximately 200,000 barrels. The blended crude is then brought into the refinery where it is first distilled at low pressure into its component streams in the crude and preflash unit. This yields the following intermediate products: light products consisting of fuel gas components (methane and ethane) and LPG (propane and butane), naphtha or gasoline, kerosene, diesel or heating oil, heavy atmospheric distillate; and crude tower bottoms which are further distilled under vacuum conditions to yield light and heavy vacuum distillates and asphalt. The present capacity of the crude unit is 65,000 bpd.

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

         Raw kerosene or heating oil is treated with hydrogen at a distillate hydrotreater to remove sulfur and make finished kerosene, jet fuels and No.2 fuel oil. A new distillate hydrotreater built in 1993 also treats raw distillates to produce low sulfur diesel fuel.

         The long molecular chains of the heavy atmospheric and vacuum distillates are broken or "cracked" in the fluidized catalytic cracking unit and separated and recovered in the gas concentration unit to produce fuel gas, propylene, butylene, LPG, gasoline, light cycle oil and clarified oil. Fuel gas is burned within the refinery, propylene is fed to a polymerization unit which polymerizes its molecules into a larger chain to produce an 87 octane gasoline component, butylene is fed into an alkylation unit to produce a gasoline component and LPG is treated to remove trace quantities of water and then sold. Clarified oil is burned in the refinery or sold. Various refinery gasoline components are blended together in refinery tankage to produce 87 octane and 93 octane finished gasoline. Likewise, light cycle oil is blended with other distillates to produce low sulfur diesel and No.2 fuel oil.

         Although the major components of the downstream units are capable of producing finished products based on an 80,000 bpd crude rate, the 65,000 bpd rated capacity of the crude unit currently limits sustainable crude oil input to that level or less. The Company's refining configuration allows the processing of a wide variety of crude oil inputs. Historically, its inputs have been of Canadian origin and range from light low sulfur (38 degrees API, 0.5% sulfur) to high sulfur heavy asphaltic (25 degrees API, 2.8% sulfur). The Company's ability to market asphalt enables it to purchase selected heavier crudes at a lower cost.

         Supply of Crude Oil

         Even though the Company's crude supply is currently nearly all Canadian, the Company is not dependent on this source alone. Within 60 days, the Company could shift up to 65% of its crude oil requirements to some combination of domestic and offshore crude. With additional time, 100% of its crude requirements could be obtained from non-Canadian sources. The Company utilizes Canadian crude because it affords the Company the highest refinery margins currently available. Sixty five percent of the Company's contracts with its crude suppliers are on a month-to-month evergreen basis, with 30-to-60 day cancellation provisions; thirty percent of the Company's crude contracts are on an annual basis (with month to month pricing provisions). As of August 31, 1998, the Company had supply contracts with 18 different suppliers for an aggregate of 59,500 bpd of crude oil. The Company has contracts with three vendors amounting to 48% of daily crude oil supply. As of such date the Company had no other contract covering more than 10% of its crude oil supply.

         The Company accesses crude through the Kiantone Pipeline, which connects with the IPL in West Seneca, New York, which is near Buffalo. The IPL provides access to most North American and foreign crude oils through three primary routes: (i) Canadian crude is transported eastward from Alberta and other points in Canada along the IPL; (ii) various mid-continent crudes from Texas, Oklahoma and Kansas are transported northeast along the Cushing-Chicago Pipeline, which connects to the IPL at Griffith, Indiana; and (iii) foreign crudes unloaded at the Louisiana Offshore Oil Port are transported north via the Capline and Chicago pipelines which connect to the IPL at Mokena, Illinois.

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

         Turnarounds: Refinery Expansion and Improvement

         Turnaround cycles vary for different refinery units. A planned turnaround of each of the two major refinery units - the crude unit and the fluid catalytic cracking unit - is conducted approximately every three or four years, during which time such units are shut down for internal inspection and repair. A turnaround, which generally takes two to four weeks to complete in the case of the two major refinery units, consists of a series of moderate to extensive maintenance exercises. Turnarounds are planned and accomplished in a manner that allows for reduced production during maintenance instead of a complete plant shutdown. The Company accrues on a monthly basis a charge for the maintenance work to be conducted as part of turnarounds of major units. The costs of turnarounds of other units are expensed as incurred. In accordance with the Capital Improvement Plan of the Company's $200 Million Senior Notes due 2007 during fiscal 1998, the Company used $18.8 million for refinery improvements and maintenance turnaround expenses. Of the $22.2 million originally escrowed for the refinery, the remaining $3.4 million is included in the Company's capital budget for fiscal 1999.


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

         The Company maintains an approximate 59% / 41% split between sales at its rural and urban units. The Company believes this to be advantageous, balancing the higher gross margins often achievable due to decreased competition in rural areas with higher volumes in urban areas. The Company believes that its rural convenience store units provide an important alternative to traditional grocery store formats. In fiscal 1998, approximately 63% and 24% of the Company's gasoline and diesel fuel production, respectively, was sold through this retail network.


         Retail Operations

         As of August 31, 1998 the Company operated a retail marketing network that includes 309 retail units, of which 175 are located in western New York, 124 in northwestern Pennsylvania and 10 in eastern Ohio. The Company owns 230 of these units. Gasoline at these retail units is sold under the brand name "Kwik Fill(R)". Most retail units operate under the brand name Red Apple Food Mart(R). The Company believes that Red Apple Food Mart(R) and Kwik Fill(R) are well-recognized names in the Company's marketing areas. The Company believes that the operation of its retail units provides it with a significant advantage over competitors that operate wholly or partly through dealer arrangements because the Company has greater control over pricing and operating expenses, thus establishing a potential for improved margins.

         The Company classifies its stores into four categories: convenience stores, limited gasoline stations, truck stop facilities and other stores. Full convenience stores have a wide variety of foods, snacks, cigarettes and beverages and self-service gasoline. Forty-five of such units also have delicatessens where food (primarily submarine sandwiches, pizza, chicken and lunch platters) is prepared on the premises for retail sales and also distribution to other nearby Company units which do not have in-store delicatessens. Mini convenience stores sell snacks, cigarettes and beverages and self-service gasoline. Limited gasoline stations sell gasoline, cigarettes, oil and related car care products and provide full service for gasoline customers. Truckstop facilities sell gasoline and diesel fuel on a self-service and full-service basis. All truckstops include either a full or mini convenience store. Two of the truck stops have stand alone restaurants and one has a truck repair garage. These three facilities are classified separately in the table below as "other stores." As of August 31, 1998, the average sales areas of the Company's convenience stores, limited gasoline stations, truckstops and other stores were 750, 200, 1,200 and 2,520 square feet, respectively.

The table below sets forth certain information concerning the stores as of, and for the fiscal years ended August 31, 1996, 1997 and 1998:


                                                 Average Monthly               Average Monthly                 Average Monthly
                                                Gasoline Gallonage          Diesel Fuel Gallonage             Merchandise Sales
                                                   (Thousands)                   (Thousands)                     (Thousands)
                                                Fiscal Year Ended             Fiscal Year Ended               Fiscal Year Ended
Store Format and Number of                         August 31,                     August 31,                     August 31,
                                        ---------------------------      -------------------------     ----------------------------
Stores at August 31, 1998                1996       1997       1998       1996      1997      1998      1996       1997       1998
===================================     ============================     =========================     ============================
Convenience                   (179)     12,554     12,034     12,605       345       335       445     $4,671     $4,888     $5,540
Limited Gasoline Stations     (119)      9,734      9,275      8,964       177       190       104        749        792        727
Truck Stops                     (8)        586        573        585     2,916     2,837     2,801        377        349        355
Other Stores                    (3)         --         --         --        --        --        --        176        176        171
            Total             (309)     22,874     21,882     22,154     3,438     3,362     3,350     $5,973     $6,205     $6,793


         The Company's strategy has been to maintain diversification between rural and urban markets within its region. Retail gasoline and merchandise sales are split approximately 59% / 41% between rural and urban markets. Margins on gasoline sales are traditionally higher in rural markets, while gasoline sales volume is greater in urban markets. In addition, more opportunities for convenience store sales have arisen with the closing of local independent grocery stores in the rural areas of New York and Pennsylvania.

         Total merchandise sales for fiscal year 1998 were $81.5 million, with a gross profit of approximately $23.8 million. Over the last five fiscal years, merchandise gross margins have averaged approximately 30% and the Company believes that merchandise sales will continue to remain a stable source of gross profit.

         Merchandise Supply

         The Company's primary merchandise vendor is Tripifoods, which is located in Buffalo, New York. During fiscal 1998, the Company purchased approximately 71% of its convenience merchandise from this vendor. Tripifoods supplies the Company with tobacco products, candy, deli foods, grocery, health and beauty products, and sundry items on a cost plus basis for resale. The Company also purchases dairy products, beer, soda, snacks, and novelty goods from direct store vendors for resale. The Company annually reviews its suppliers' costs and services versus those of alternate suppliers. The Company believes that alternative sources of merchandise supply at competitive prices are readily available.

         Location Performance Tracking

         The Company maintains a store tracking mechanism whereby transmissions are made three times a week to collect operating data including sales and inventory levels. Data transmissions are made using personal computers, which are available at each location. Once verified, the data interfaces with a variety of retail accounting systems, which support daily, weekly and monthly performance reports. These different reports are then provided to both the field management and office staff. Upon completion of a capital project, management tracks "before and after" performance, to evaluate the return on investment which has resulted from the improvements.

         Capital Improvement Program

         During the fiscal year ended August 31, 1998, the Company spent approximately $14.0 million from the capital expenditure escrow account on the retail portion of its Capital Improvement Program. Of the $25.9 million originally escrowed for retail improvements, the remaining $11.9 million is included in the Company's fiscal 1999 capital budget. The scope of the project work completed as of August 31, 1998 included:

         o Eleven petroleum upgrades. These upgrades include new drive pads, canopy, lighting, multi-product dispensers (most with pay-at-the-pump), new petroleum lines and signage. Petroleum upgrades will be performed simultaneously with the underground storage tank upgrades, which must be completed prior to December 22, 1998.

         o Thirteen rebuilds that include ground-up construction of a new building and a complete petroleum upgrade (not included above). Two of these locations also provide fast food and one includes a smoke shop. Also, six rebuilds are currently in progress.

         o Three convenience stores rehabs (two locations also have complete petroleum upgrades not included above).

         o One "touchless" car wash was installed and one new retail location was purchased.

         Wholesale Marketing and Distribution

         The Company sold in fiscal year 1998, on a wholesale basis, approximately 43,200 bpd of gasoline, distillate and asphalt products to distributor, commercial and government accounts. In addition, the Company sells approximately 1,000 bpd of propane to liquefied petroleum gas marketers. In fiscal 1998, the Company's production of gasoline, distillate and asphalt sold at wholesale was 37%, 84% and 100%, respectively. The Company sells 98% of its wholesale gasoline and distillate products from its Company-owned and operated product terminals. The remaining 2% are sold through third-party exchange terminals.

         The Company's wholesale gasoline customer base includes 57 branded dealer/distributor units operating under the Company's proprietary "Keystone(R)" brand name. Long-term Keystone(R) dealer/distributor contracts accounted for approximately 13% of the Company's wholesale gasoline sales in fiscal 1998. Supply contracts generally range from three to five years in length, with Keystone(R) branded prices based on the prevailing Company wholesale rack price in Warren.

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

         The Company's ability to market asphalt is critical to the performance of its refinery, since such marketing ability enables the Company to process lower cost higher sulfur content crude oils which in turn affords the Company higher refining margins. Sales of paving asphalt generally occur during the summer months due primarily to weather conditions. In order to maximize its asphalt sales, the Company has made substantial investments to increase its asphalt storage capacity through the installation of additional tanks, as well as through the purchase or lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is the Company's ability to sell asphalt year-round to roofing shingle manufacturers, which accounted for approximately 23% of its total asphalt sales over the Company's last five fiscal years. In fiscal 1998, the Company sold 5.5 million barrels of asphalt while producing 4.5 million barrels. The refinery was unable to produce enough asphalt to satisfy the demand and, therefore, purchased 1.0 million barrels for resale.

         The Company has a significant share of the asphalt market in the cities of Pittsburgh, Pennsylvania and Rochester and Buffalo, New York. The Company distributes asphalt from the refinery by railcar and truck transport to its owned and leased asphalt terminals in such cities or their suburbs. The Company also operates a terminal at Cordova, Alabama giving it a presence in the Southeast. Asphalt can be purchased in the Gulf Coast area and delivered by barge to third party or Company-owned terminals near Pittsburgh. The Company's asphalt terminal network allows the Company to enter into product exchanges.

         The Company uses a network of eight terminals to store and distribute refined products. The Company's gasoline, distillate and asphalt terminals and their respective capacities (in thousands of barrels) as of August 31, 1998 were as follows:


                                                  Gasoline       Distillate       Asphalt         Total
         Terminal Location                        Capacity       Capacity        Capacity        Capacity
         -----------------                        --------       ---------       --------        --------
         Cordova, Alabama                             - bbls         - bbls        200 bbls        200 bbls
         Tonawanda, New York                         60            190              75             325
         Rochester, New York                          -            190               -             190
         Pittsford, New York *                        -              -             170             170
         Springdale, Pennsylvania                     -              -             130             130
         Dravosburg, Pennsylvania*                    -              -             100             100
         Warren, Pennsylvania                       697            451           1,004           2,152
         Butler, Pennsylvania                         -              -              10              10
                                             ----------      ---------       ---------      ----------

                              Total
                                                    757 bbls       831 bbls      1,689 bbls      3,277 bbls
                                             ==========      =========       =========      ==========

         *   Leased


         During fiscal 1998, approximately 89% of the Company's refined products were transported from the refinery via truck transports, with the remaining 11% transported by rail. The majority of the Company's wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive costs. The Company also operates a fleet of ten gasoline tank trucks that supply approximately 25% of its Kwik Fill retail stations.

      Product distribution costs to both retail and wholesale accounts are minimized through product exchanges. Through these exchanges, the Company has access to product supplies at 40 sources located throughout the Company's retail marketing area. The Company seeks to minimize retail distribution costs through the use of a system wide distribution model.

ENVIRONMENTAL CONSIDERATIONS

         General

         The Company is subject to federal, state and local laws and regulations relating to pollution and protection of the environment such as those governing releases of certain materials into the environment and the storage, treatment, transportation, disposal and clean-up of wastes, including, but not limited to, the Federal Clean Water Act as amended, the CAA, the Resource Conservation and Recovery Act of 1976 as amended, Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended ("CERCLA"), and analogous state and local laws and regulations.

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

         The Company's on-road diesel represented 67% of its total distillate sales in fiscal 1998. Since the reduction of sulfur in diesel required some new investment at most refineries, a two-tier market has developed in distillate sales. Due to capital constraints and timing issues, as well as strategic decisions not to invest in diesel fuel desulfurization, some other refineries are unable to produce specification highway diesel.

         Reformulated Gasoline

         The CAA required that by January 1, 1995 RFG be sold in the nine worst ozone non-attainment areas of the U.S. None of these areas is within the Company's marketing area. However, the CAA enabled the EPA to specify 87 other, less serious ozone non-attainment areas that could opt into this program. In 1994, the Company spent approximately $7.4 million to enable its refinery to produce RFG for its marketing area because the Governors of Pennsylvania and New York had opted into the RFG program. In December 1994 such states elected to "opt out" of the program.

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

         Underground Storage Tank Upgrade

         The Company is currently undergoing a tank replacement/retrofitting program at its retail units to comply with regulations promulgated by the EPA. These regulations require new tanks to meet all performance standards at the time of installation. Existing tanks can be upgraded to meet such standards. The upgrade requires retrofitting for corrosion protection (cathodic protection, interior lining or a combination of the two), spill protection (catch basins to contain spills from delivery hoses) and overfill protection (automatic shut off devices or overfill alarms). As of August 31, 1998, approximately 77% of the total sites had been completed, and the Company expects to be in total compliance with the regulations by the December 22, 1998 mandated deadline. As of August 31, 1998 the total remaining cost of the upgrade was estimated to be $3.1 million.

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

         The withdrawal of retail marketing operations in New York in the early 1980's by Ashland, Texaco, Gulf and Exxon significantly reduced competition from major oil companies in New York and substantially enhanced the Company's market position. The Company believes that the high construction costs and stringent regulatory requirements inherent in petroleum refinery operations make it uneconomical for competing refineries to be constructed in the Company's primary market area. The Company believes that the location of its refinery provides it with a transportation cost advantage over its competitors, which is significant within an approximately 100-mile radius of the Company's refinery. For example, in Buffalo, New York over the last five fiscal years, the Company has experienced an approximately 2.1 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo.

         The principal competitive factors affecting the Company's retail marketing network are location of stores, product price and quality, appearance and cleanliness of stores and brand identification. Competition from large, integrated oil companies, as well as from convenience stores which sell motor fuel, is expected to continue. The principal competitive factors affecting the Company's wholesale marketing business is product price and quality, reliability and availability of supply and location of distribution points.

EMPLOYEES

         As of August 31, 1998 the Company had approximately 1,660 full-time and 1,400 part-time employees. Approximately 2,410 persons were employed at the Company's retail units, 580 persons at the Company's refinery, and the balance at the Kiantone pipeline and at terminals operated by the Company and at the Company's corporate offices in Warren, Pennsylvania. The Company has entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A, the International Union of Plant Guard Workers of America Local No. 502 and General Teamsters Local Union No. 397 covering 216, 7, 21 and 18 employees, respectively. The agreements expire on February 1, 2001, January 31, 2000, June 25, 1999 and July 31, 2000, respectively. The Company believes that its relationship with its employees is good.

INTELLECTUAL PROPERTY

         The Company owns various federal and state service marks used by the Company, including Kwik-Fill(R), United(R) and Keystone(R). The Company has obtained the right to use the Red Apple Food Mart(R) service mark to identify its retail units under a royalty-free, nonexclusive, nontransferable license from Red Apple Supermarkets, Inc., a corporation which is indirectly wholly owned by John A. Catsimatidis, the sole stockholder, Chairman of the Board and Chief Executive Officer of the Company. The license is for an indefinite term. The licensor has the right to terminate this license in the event that the Company fails to maintain quality acceptable to the licensor. The Company licenses the right to use the Keystone(R) trademark to approximately 57 independent distributors on a non-exclusive royalty-free basis for contracted wholesale sales of gasoline and distillates.

         The Company does not own any patents. Management believes that the Company does not infringe upon the patent rights of others, nor does the Company's lack of patents have a material adverse effect on the business of the Company.

GOVERNMENTAL APPROVALS

         The Company has obtained all necessary governmental approvals, licenses and permits to operate the refinery and convenience stores.


ITEM 2.    PROPERTIES.

         The Company owns a 92-acre site in Warren, Pennsylvania upon which it operates its refinery. The site also contains a building housing the Company's principal executive offices.

         The Company owns various real property in the states of Pennsylvania, New York and Ohio upon which it operates 230 retail units and two crude oil and six refined product storage terminals. The Company also owns the 78 mile long Kiantone Pipeline, a pipeline which connects the Company's crude oil storage terminal to the refinery's tank farm. The Company's right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. The Company also has easements, right-of-way agreements, leases, permits and similar agreements that would enable the Company to build a second pipeline on property contiguous to the Kiantone Pipeline.

         The Company also leases an aggregate of 79 sites in Pennsylvania, New York and Ohio upon which it operates retail units. As of August 31, 1998, the leases had an average remaining term of 43 months, exclusive of option terms. Annual rents on such retail units range from $2,400 to $74,500.


ITEM 3.    LEGAL PROCEEDINGS.

         In 1995, the Pennsylvania Environmental Defense Foundation ("PEDF") commenced a lawsuit in the United States District Court for the Western District of Pennsylvania under Section 505 of the federal Water Pollution Control Act, 33 U.S.C. Section 1251, et. seq. The complaint alleges a series of discharges to the Allegheny River at the Company's refining facility in Warren, Pennsylvania exceeding the limits contained in the Company's waste water discharge permits. PEDF seeks to enjoin future discharges in excess of permitted limits, an assessment of civil penalties up to $25,000 per day as provided in the Act, and an award of attorneys' fees. The case has been tried to the Court and post-trial proceedings are continuing. No judgement has been rendered. The Company believes that this action will not have any material adverse effect upon its operations or consolidated financial condition.

         The United States Environmental Protection Agency ("USEPA") has issued certain Notices of Violation, an Administrative Order, and has asserted certain additional claims arising under federal and state statutory and regulatory law through and including August 5, 1998 (collectively the "Claims"). The Claims arise from allegations that (1) the Company failed to properly and consistently monitor, report and control emissions of Volatile Organic Compounds ("VOCs") from its refining facility in Warren, Pennsylvania; (2) fuel gas used in the refining process has in the past contained levels of hydrogen sulfide in excess of permitted parameters, and ; (3) the Company in the past has failed to properly calculate and report emissions of benzene from its refining facility. The Claims allege violations of the federal Clean Air Act, as amended, and associated federal and state regulatory requirements. USEPA's review of the Company's operations is continuing. The Claims seek civil money penalties in accordance with USEPA's penalty policies in an amount yet to be determined. The Company believes that the Claims and the results of USEPA's continuing review will not have any material adverse effect upon its operations or consolidated financial condition.


         In addition to the foregoing proceedings, the Company and its subsidiaries are from time to time parties to various legal proceedings that arise in the ordinary course of their respective business operations. These proceedings include various administrative actions relating to federal, state and local environmental laws and regulations. The Company believes that if the legal proceedings in which it is currently involved are determined against the Company, they would not result in a material adverse effect on the Company's operations or its consolidated financial condition.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

                  NONE

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDERS MATTERS.

                  NONE

ITEM 6.    SELECTED FINANCIAL DATA.


                                            Year Ended August 31,
                                                 1994        1995       1996       1997        1998
                                                 ----        ----       ----       ----        ----
                                               (Dollars in thousands)
Income Statement Data:
Net sales                                     $ 729,128   $ 783,686  $ 833,818   $ 871,348   $ 758,623

Gross margin (1)                                156,898     151,852    168,440     164,153     151,564

Refining operating expenses                      56,121      56,665     63,218      60,746      60,840

Selling, general and administrative
     expenses                                    70,028      69,292     70,968      73,200      75,064

Operating income                                 21,710      17,696     26,038      21,977       7,340

Interest expense                                 17,100      18,523     17,606      17,509      22,188

Interest income                                   1,134       1,204      1,236       1,296       2,701

Other income (expense)                          (2,387)         571       (40)         672        (685)

Income (loss) before income tax
expense and extraordinary item                    3,357         948      9,628       6,436     (12,832)

Income tax expense (benefit)                      1,337         487      3,787       2,588      (5,132)

Income (loss) before extraordinary
item                                              2,020         461      5,841       3,848      (7,700)
Extraordinary item, net of tax
benefit of $4,200                                     -           -          -      (6,653)          -
Net income (loss)                                   490         461      5,841      (2,805)     (7,700)

Balance Sheet Data (at end of period):
Total assets                                    315,194     310,494    306,104     346,392     342,579

Total debt                                      158,491     154,095    136,777     201,272     201,309

Total stockholder's equity                       77,725      78,186     84,027      52,937      45,237


----------------------------------------------------

(1) Gross margin is defined as gross profit plus refining operating expenses. Refining operating expenses are expenses incurred in refining and included in cost of goods sold in the Company's financial statements. Refining operating expense equals refining operating expenses per barrel, multiplied by the volume of total saleable products per day, multiplied by the number of days in the period.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY BACKGROUND

General

         The Company is engaged in the refining and marketing of petroleum products. In fiscal 1998, approximately 63% and 24% of the Company's gasoline and diesel fuel production was sold through the Company's network of service stations and truckstops. The balance of the Company's refined products were sold to wholesale customers. In addition to transportation and heating fuels, the Company is a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company's profitability is influenced by fluctuations in the market prices of crude oil and refined products. Although the Company's product sales mix helps to reduce the impact of large short-term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. For example, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt and retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise have been consistently near 30% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices.

         In addition to their effect on petroleum product margins, fluctuations in crude oil prices can affect the Company's reported financial results by producing significant changes in the value of the Company's working inventories. The change in the value of working inventory is that portion of the total change in the Company's inventory value which is due to changes in the pricing of working inventory volumes. Working inventory volumes are those volumes of inventory of the Company's various products and feedstocks necessary to support normal operations. While changes in the value of working inventory affect the Company's reported gross profit, operating income and net income, they have no material effect on the Company's operating cash flow.

         The Company includes in cost of goods sold operating expenses incurred in the refining process. Therefore, operating expenses reflect only selling, general and administrative expenses, including all expenses of the retail network, and depreciation and amortization.

RESULTS OF OPERATIONS

Comparison of Fiscal 1998 and Fiscal 1997.

         Net Sales. Net sales decreased $112.7 million or 12.9% from $871.3 million for fiscal 1997 to $758.6 million for fiscal 1998. The decrease was primarily due to an 22.6% decrease in wholesale gasoline and distillate weighted average net selling prices, 17.4% lower retail petroleum selling prices, and a 14.5% decrease in average asphalt selling prices. Also contributing to the revenue decrease was a 4.8% decrease in wholesale gasoline and distillate volume. However the wholesale gasoline and distillate volume declines were slightly more than offset by a 1.0% increase in retail petroleum volume and a 15.5% increase in asphalt sales volume, as overall petroleum product sales volume increased slightly from 23.69 million barrels in fiscal 1997 to 23.74 million barrels in fiscal 1998. Also offsetting lower petroleum selling prices was a 9.5% increase in retail merchandise sales from $74.5 million in fiscal 1997 to $81.5 million in fiscal 1998. The decreases in the Company's product prices were primarily due to lower worldwide prices for petroleum products which accompanied a 23.1% decrease in world crude oil prices, as indicated by prices of NYMEX crude oil contracts. The decreased wholesale gasoline and distillate volume was due primarily to a 5.9% decrease in crude oil processing resulting from the planned shutdown of certain refinery processing units for maintenance and upgrading in October 1997 and May 1998.

         Cost of Goods Sold. Cost of goods sold decreased $100.0 million or 13.0% from $767.9 million for fiscal 1997 to $667.9 million for fiscal 1998. The decrease was primarily the result of a 23.1% decrease in world crude oil prices, as well as lower refinery crude oil input volume. Partially offsetting lower crude oil prices were increases in costs of goods sold from changes in inventory prices. The per barrel value of the Company's inventories declined during fiscal 1998 as a result of declining world petroleum prices. The declining prices reduced the value of the Company's working inventories by approximately $12.8 million. These reductions in inventory value contributed to corresponding increases to cost of goods sold. For fiscal 1997, the corresponding changes in inventory prices had the effect of decreasing the Company's cost of goods sold by approximately $0.3 million. The Company maintains certain volumes of working inventory necessary to support normal operations, and changes in valuation of this inventory occur with fluctuations in world petroleum prices. The lower pricing of the Company's working inventories at the end of fiscal 1998, for example, was the result of world petroleum prices which ended fiscal 1998 approximately 32% below their level at the end of fiscal 1997.

         Operating Expenses. Operating expenses increased $2.0 million or 2.4% from $81.4 million for 1997 to $83.4 million for fiscal 1998. This increase was primarily due to increased retail expenses for sales promotions, retail station wages and maintenance and environmental expense. Increased retail station wages were primarily due to an increase in the federal minimum wage, while increased retail environmental expenses were primarily connected with the upgrading of underground storage tanks to new federal standards. Increased retail promotions expenses were primarily in connection with a "frequent fueler" program which has been effective in increasing retail gasoline volume.

         Operating Income. Operating income decreased $14.6 million from $22.0 million for fiscal 1997 to $7.3 million for fiscal 1998. This was primarily due to a decline in gross profit as the result of a $12.8 million negative impact on cost of goods sold for changes in working inventory value. Also contributing to the decline in gross profit and operating income was the reduction in refinery production resulting from the scheduled maintenance shutdowns in October 1997 and May 1998.

         Interest Expense. Net interest expense (interest expense less interest income) increased $3.3 million from $16.2 million for fiscal 1997 to $19.5 million for fiscal 1998. The increase was primarily due to an increase in the amount of long-term debt outstanding following the Company's sale of $200 million of Senior Unsecured Notes in June 1997. This was partially offset by a reduction in the average interest rate for long-term debt outstanding and by interest income received on restricted cash and investment.

         Income Taxes. The Company's effective tax rate for fiscal 1998 was approximately 40.0% compared to a rate of 40.2% for fiscal 1997.


Comparison of Fiscal 1997 and Fiscal 1996.

         Net Sales. Net sales increased $37.5 million or 4.5% from $833.8 million for fiscal 1996 to $871.3 million for fiscal 1997. The increase was primarily due to an 8.1% increase in wholesale gasoline and distillate weighted average net selling prices, 5.8% higher retail refined product selling prices, and a 16.3% increase in average asphalt selling prices. Also contributing to the revenue increase was a 3.9% increase in retail merchandise sales. These increases were partially offset by a 1.1% decrease in wholesale gasoline and distillate volume and by a 4.1% decrease in retail refined products volume. The lower sales volumes were primarily the result of lower refinery input and production in the first half of fiscal 1997.

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

         Operating Expenses. Operating expenses increased $2.2 million or 2.8% from $79.2 million for 1996 to $81.4 million for fiscal 1997. This increase was primarily due to a special one-time bonus of approximately $1 million.

         Operating Income. Operating income decreased $4.1 million or 15.6% from $26.0 million for fiscal 1996 to $22.0 million for fiscal 1997. The Company's product margins and operating income were negatively affected by the high world crude oil prices in the first half of fiscal 1997. In the second half of fiscal 1997, lower world crude oil prices and accompanying strong product margins, particularly for gasoline and asphalt, led to substantial recovery in terms of operating income.

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital (current assets minus current liabilities) at August 31, 1998, was $57.9 million and at August 31, 1997 was $59.3 million. The Company's current ratio (current assets divided by current liabilities) was 1.9:1 at August 31, 1998, and was 2.1:1 at August 31, 1997.

         Net cash provided by operating activities totaled $15.4 million for fiscal 1998 compared to net cash used in operating activities of $2.3 million in fiscal 1997. This increase is primarily the result of a decrease in accounts receivable and inventories, and an increase in sales, use and fuel taxes payable, offset by a decrease in accounts payable and accrued liabilities and an increase in deferred income tax assets. Changes in the carrying value of the Company's inventory are the result of fluctuations in world petroleum prices and do not have a material effect on the Company's operating cash flow.

         Net cash provided by investing activities totaled $.3 million for the year ended August 31, 1998 as compared to net cash used in investing activities of $53.6 million for fiscal 1997. For the fiscal year ended August 31, 1998 and 1997 respectively, investments included $15.3 million and $48.2 million in government securities and commercial paper maturing through December 1998 and 1997 respectively. Net cash used in investing activities for purchases of property, plant and equipment and other assets totaled $33.5 million and $5.8 million for fiscal 1998 and 1997 respectively. Fiscal 1998 included improvements and upgrades to the refinery of approximately $16.6 million and to the Company's retail outlets of approximately $16.9 million.

         The Company reviews its capital expenditures on an ongoing basis. During fiscal 1998, the Company invested approximately $33.5 million for capital improvements; of which approximately $32.9 million (including reimbursement of approximately $7.4 million for eligible turnaround expenditures) was funded from the capital expenditure escrow account established in conjunction with the Company's offering in 1997 and the remaining expenditures were funded from cash flow. The Company currently has budgeted approximately $20.0 million for capital expenditures in fiscal 1999, of which approximately $3.1 million is for the completion of projects relating to underground storage tanks. The remaining $16.9 million for fiscal 1999 is budgeted for the refinery and retail capital improvement program and routine maintenance. The refinery and retail capital improvement program is expected to be completed in fiscal 1999. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations.

         Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company's bank credit facility with PNC Bank as Agent Bank. Although the Company is not aware of any pending circumstances which would change its expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. The Company continues to investigate strategic acquisitions and capital improvements to its existing facilities.

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

YEAR 2000 COMPUTER ISSUES

         The year 2000 presents many challenges to our industry with respect to, among other things, date-related functions in some computer systems. Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This in turn could result in major system failures or miscalculations and is generally referred to as the "Year 2000" problem.

         The Company is examining all areas of our business to ensure Year 2000 readiness, including computer hardware and software applications. The Company is addressing Year 2000 issues primarily with internal resources to ensure that the transition to the Year 2000 will not disrupt the Company's operations. The Company anticipates that essentially all of its systems will be compliant by calendar year end 1998, including its non-information technology systems. In addition, the Company has communicated with and evaluated the systems of its customers, suppliers, financial institutions and others with which it does business to identify any Year 2000 issues. Costs incurred by the Company to date to implement its plan have not been material and are not expected to have a material effect on the Company's financial condition or results of operations. There can be no assurance, however, that the Year 2000 issue will not adversely affect the Company and its business.

RECENT ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.130 ("Statement 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         Statement 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Results of operations, financial position and financial statement disclosures will be unaffected by the implementation of this standard.

         Also in June 1997, The FASB issued Statement of Financial Accounting Standards No. 131 ("Statement 131"), "Disclosures about Segments of an Enterprise and Related Information," which supersedes Statement 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

         Statement 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Results of operations, financial position and financial statement disclosures will be unaffected by implementation of this standard.

         In February 1998, the FASB issued Statement of Financial Accounting Standard No. 132 ("Statement 132"), "Employers' Disclosures about Pensions and Other Post-Retirement Benefits". Statement 132 standardizes the disclosure requirements for pensions and other post-retirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful.

         Statement 132 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The accounting for changes in the fair value of a derivative, that is, gains and losses, depends on the intended use of the derivative and its resulting designation.

         Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial disclosures.


ITEM 7A. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         N/A

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS


                                                                   Page
                                                                   ----

Report of Independent Certified Public Accountants                 23
Consolidated Financial Statements:
Balance Sheets                                                     24
Statements of Operations                                           25
Statements of Stockholder's Equity                                 26
Statements of Cash Flows                                           27
Notes to Consolidated Financial Statements                         28 - 45

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholder
United Refining Company


We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended August 31, 1998. These consolidated financial statements are the responsibility of the management of United Refining Company and its subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998 in conformity with generally accepted accounting principles.


                                                            /s/ BDO SEIDMAN, LLP


New York, New York
October 29, 1998

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

=========================================================================================
                                                                          August 31,
                                                                    ---------------------
                                                                     1998           1997
-----------------------------------------------------------------------------------------
ASSETS
CURRENT:
     Cash and cash equivalents                                      $ 26,400     $ 11,024
     Accounts receivable, net                                         27,017       29,762
     Inventories                                                      55,124       67,096
     Prepaid expenses and other assets                                 7,727        6,786
     Deferred income taxes                                             5,024          712
-----------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                      121,292      115,380
-----------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
     Cost                                                            256,895      234,956
     Less:  accumulated depreciation                                  58,918       60,757
-----------------------------------------------------------------------------------------
           NET PROPERTY, PLANT AND EQUIPMENT                         197,977      174,199
-----------------------------------------------------------------------------------------
RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS                  15,289       48,168
DEFERRED FINANCING COSTS, NET                                          7,244        7,807
OTHER ASSETS                                                             777          838
-----------------------------------------------------------------------------------------
                                                                    $342,579     $346,392
=========================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT:
     Current installments of long-term debt                         $    283     $    218
     Accounts payable                                                 25,298       29,010
     Accrued liabilities                                              11,823       13,753
     Sales, use and fuel taxes payable                                26,026       13,056
-----------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                  63,430       56,037
LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                           201,026      201,054
DEFERRED INCOME TAXES                                                 16,889       17,390
DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                2,205        2,420
DEFERRED RETIREMENT BENEFITS                                          12,350       10,797
OTHER NONCURRENT LIABILITIES                                           1,442        5,757
-----------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                         297,342      293,455
-----------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
     Common stock, $.10 par value per share - shares authorized
           100; issued and outstanding 100                                --           --
     Additional paid-in capital                                        7,150        7,150
     Retained earnings                                                38,087       45,787
-----------------------------------------------------------------------------------------
           TOTAL STOCKHOLDER'S EQUITY                                 45,237       52,937
-----------------------------------------------------------------------------------------
                                                                    $342,579     $346,392
=========================================================================================


          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

===============================================================================================
                                                                     YEAR ENDED
                                                                      AUGUST 31,
                                                        ---------------------------------------
                                                           1998          1997            1996
-----------------------------------------------------------------------------------------------

NET SALES (includes consumer excise taxes of
  $145,316, $139,371 and $142,791)                      $ 758,623      $ 871,348      $ 833,818
COST OF GOODS SOLD                                        667,899        767,941        728,596
-----------------------------------------------------------------------------------------------
      GROSS PROFIT                                         90,724        103,407        105,222
-----------------------------------------------------------------------------------------------
EXPENSES:
  Selling, general and administrative expenses             75,064         73,200         70,968
  Depreciation and amortization expenses                    8,320          8,230          8,216
-----------------------------------------------------------------------------------------------
      TOTAL OPERATING EXPENSES                             83,384         81,430         79,184
-----------------------------------------------------------------------------------------------
      OPERATING INCOME                                      7,340         21,977         26,038
-----------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
  Interest income                                           2,701          1,296          1,236
  Interest expense                                        (22,188)       (17,509)       (17,606)
  Other, net                                                 (685)           672            (40)
-----------------------------------------------------------------------------------------------
                                                          (20,172)       (15,541)       (16,410)
-----------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)
  AND EXTRAORDINARY ITEM                                  (12,832)         6,436          9,628
-----------------------------------------------------------------------------------------------
INCOME TAX EXPENSE (BENEFIT):
  Current                                                    (319)         3,463            200
  Deferred                                                 (4,813)          (875)         3,587
-----------------------------------------------------------------------------------------------
                                                           (5,132)         2,588          3,787
-----------------------------------------------------------------------------------------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                (7,700)         3,848          5,841
-----------------------------------------------------------------------------------------------
EXTRAORDINARY ITEM, NET OF TAX BENEFIT OF $4,200               --         (6,653)            --
-----------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                       $  (7,700)     $  (2,805)     $   5,841
===============================================================================================



          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY

                                AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================================
                                                            Additional                 Total
                                       Common Stock          Paid-In    Retained   Stockholder's
                                    Shares      Amount       Capital    Earnings      Equity
------------------------------------------------------------------------------------------------
Balance at September 1, 1995         100      $     --      $ 7,150     $71,036     $ 78,186
Net income                                          --          --        5,841        5,841
------------------------------------------------------------------------------------------------
Balance at August 31, 1996           100            --        7,150      76,877       84,027
Net loss                                            --           --      (2,805)      (2,805)
Dividends                                           --           --     (28,285)     (28,285)
------------------------------------------------------------------------------------------------
Balance at August 31, 1997           100            --        7,150      45,787       52,937
Net loss                                            --           --      (7,700)      (7,700)
------------------------------------------------------------------------------------------------
Balance at August 31, 1998           100      $     --      $ 7,150     $38,087     $ 45,237
================================================================================================


          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


============================================================================================================================
                                                                                           YEAR ENDED AUGUST 31,
                                                                                 -------------------------------------------
                                                                                     1998          1997           1996
     -----------------------------------------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (loss)                                                      $ (7,700)     $  (2,805)      $  5,841
           Adjustments to reconcile net income/(loss) to net
                 cash provided by (used in) operating activities:
                Depreciation and amortization                                        8,973          8,564          8,505
                Write-off of deferred financing costs                                    -          1,118              -
                Post-retirement benefits                                             1,553          2,413          2,000
                Change in deferred income taxes                                     (4,813)          (875)         3,587
                Write-off of insurance claim                                             -          1,251              -
                (Gain) loss on asset dispositions                                      503              4           (132)
                Cash provided by (used in) working capital items                    16,892        (11,676)         5,614
                Other, net                                                             (42)          (305)          (440)
     -----------------------------------------------------------------------------------------------------------------------
                        TOTAL ADJUSTMENTS                                           23,066            494         19,134
     -----------------------------------------------------------------------------------------------------------------------
                        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         15,366         (2,311)        24,975
     -----------------------------------------------------------------------------------------------------------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
           (Increase) decrease in restricted cash and cash equivalents              32,879        (48,168)             -
                and investments
           Additions to property, plant and equipment                              (33,516)        (5,824)        (4,562)
           Proceeds from asset dispositions                                            913            422            653
     -----------------------------------------------------------------------------------------------------------------------
                        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            276        (53,570)        (3,909)
     -----------------------------------------------------------------------------------------------------------------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
           Cash dividends                                                                -         (5,000)             -
           Principal reductions of long-term debt                                     (250)      (135,512)       (17,939)
           Proceeds from issuance of long-term debt                                    287        200,000              -
           Deferred financing costs                                                   (303)        (8,094)           (30)
     -----------------------------------------------------------------------------------------------------------------------
                        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (266)        51,394        (17,969)
     -----------------------------------------------------------------------------------------------------------------------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           15,376         (4,487)         3,097
     CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   11,024         15,511         12,414
     -----------------------------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS, END OF YEAR                                       $ 26,400      $  11,024       $ 15,511
     =======================================================================================================================
     CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
           Accounts receivable, net                                               $  2,745      $  (2,686)      $ (3,585)
           Inventories                                                              11,972        (14,852)         4,859
           Prepaid expenses and other assets                                          (941)          (344)         2,277
           Accounts payable                                                         (3,712)         6,623          5,864
           Accrued liabilities                                                      (6,142)         1,354         (3,974)
           Sales, use and fuel taxes payable                                        12,970         (1,771)           173
     -----------------------------------------------------------------------------------------------------------------------
                TOTAL CHANGE                                                      $ 16,892      $ (11,676)      $  5,614
     =======================================================================================================================
     CASH PAID DURING THE PERIOD FOR:
           Interest                                                               $ 22,454      $  16,280       $ 18,480
           Income taxes                                                           $    266      $     195       $    929
     =======================================================================================================================
     NON-CASH FINANCING ACTIVITIES:
           Dividends                                                              $      -      $  23,285       $      -
     =======================================================================================================================

          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


    1.   ACCOUNTING POLICIES

         Basis of Presentation

         United Refining Company is a wholly-owned subsidiary of United Refining, Inc. ("United"), a wholly-owned subsidiary of United Acquisition Corporation ("UAC") which, in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the "Parent").

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

         Inventories and Exchanges

         Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include various parts for the refinery operations. If the cost of inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. Due to fluctuating market conditions for certain petroleum product inventories, LIFO cost exceeded market by approximately $11,200,000 and $1,800,000 as of August 31, 1998 and 1997, respectively, resulting in the valuation of certain inventories at market.

         Inventories consist of the following:

                                                                         AUGUST 31,
                                                                -------------------------
                                                                     1998         1997
                          ---------------------------------------------------------------
                                                                       (IN THOUSANDS)
                          Crude Oil                                 $12,042      $18,169
                          Petroleum Products                         22,513       31,306
                          ---------------------------------------------------------------
                                       Total @ LIFO                  34,555       49,475
                          ---------------------------------------------------------------

                          Merchandise                                 7,479        6,372
                          Supplies                                   13,090       11,249
                          ---------------------------------------------------------------
                                       Total @ FIFO                  20,569       17,621
                          ---------------------------------------------------------------

                                Total Inventory                     $55,124      $67,096
                          ===============================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



         Included in petroleum product inventories are exchange balances either held for or due from other petroleum marketers. These balances are not significant.

         The Company does not own sources of crude oil and depends on outside vendors for its needs.


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


                                               ESTIMATED USEFUL
                                                 LIVES (YEARS)
             ------------------------------------------------------

             Refinery Equipment                      20-30
             Marketing                               15-30
             Transportation                          20-30
             ------------------------------------------------------



         Restricted Cash and Cash Equivalents and Investments

         Restricted cash and cash equivalents and investments consist of cash and cash equivalents and investments in government securities and commercial paper held in trust and committed only for expanding and upgrading the refinery, rebuilding and refurbishing existing retail units and for acquiring new retail units and other capital projects. These funds represent the unused proceeds from the $200,000,000 10-3/4% Senior Unsecured Notes offering completed in June, 1997 and are carried at cost, which approximates market.


         Revenue Recognition

         Revenues from wholesale sales are recognized upon shipment or when title passes. Retail revenues are recognized immediately upon sale to the customer.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


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

         The Company joins with the Parent and the Parent's other subsidiaries in filing a Federal Income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the tax sharing agreement among the Parent and its subsidiaries. Pursuant to the tax sharing agreement, included in prepaid expenses and other assets are amounts due from the Parent of approximately $1,600,000 and $650,000 as of August 31, 1998 and 1997, respectively.


         Post-retirement Healthcare Benefits

         The Company provides at no cost to retirees, post-retirement healthcare benefits to salaried and certain hourly employees. The benefits provided are hospitalization, medical coverage and dental coverage for the employee and spouse until age 65. After age 65, benefits continue until the death of the retiree, which results in the termination of benefits for all dependent coverage. If an employee leaves the Company as a terminated vested member of a pension plan prior to normal retirement age, the person is not entitled to any post-retirement healthcare benefits.

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


         Concentrations of Credit Risk

         The Company extends credit based on evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.


         Environmental Matters

         The Company expenses environmental expenditures related to existing condition resulting from past or current operations and from which no current or future benefit is discernible. Expenditures, which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is discounted, but is not reduced for possible recoveries from insurance carriers. (Note 15).


         Long-Lived Assets

         Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

         Recent Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.130 ("Statement 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         Statement 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Results of operations, financial position and financial statement disclosures will be unaffected by the implementation of this standard.

         Also in June 1997, The FASB issued Statement of Financial Accounting Standards No. 131 ("Statement 131"), "Disclosures about Segments of an Enterprise and Related Information," which supersedes Statement 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards for the way that public companies report information about operating segments in

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

         Statement 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Results of operations, financial position and financial statement disclosures will be unaffected by implementation of this standard.

         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 ("Statement 132"), "Employers' Disclosures about Pensions and Other Post-Retirement Benefits". Statement 132 standardizes the disclosure requirements for pensions and other post-retirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful.

         Statement 132 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The accounting for changes in the fair value of a derivative, that is, gains and losses, depends on the intended use of the derivative and its resulting designation.

         Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial disclosures.


         Reclassification

         Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the presentation in the current year.


2.       ACCOUNTS RECEIVABLE, NET

         As of August 31, 1998 and 1997, accounts receivable were net of allowance for doubtful accounts of $405,000 and $511,000 respectively.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


3.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is summarized as follows:


                                                                               AUGUST 31,
                                                                    -----------------------------
                                                                           1998           1997
                  -------------------------------------------------------------------------------
                                                                              (IN THOUSANDS)
                  Refinery equipment,
                          Including construction-in-progress             $162,703       $155,618
                  Marketing (i.e. retail outlets)                          87,230         72,463
                  Transportation                                            6,962          6,875
                  -------------------------------------------------------------------------------
                                                                          256,895        234,956
                  Less:        Accumulated depreciation                    58,918         60,757
                  -------------------------------------------------------------------------------
                                                                         $197,977       $174,199
                  ===============================================================================







4.       ACCRUED LIABILITIES

         Accrued liabilities include the following:


                                                                               AUGUST 31,
                                                                    -----------------------------
                                                                           1998           1997
                  -------------------------------------------------------------------------------
                                                                              (IN THOUSANDS)
                  Interest                                               $ 4,631         $ 4,906

                  Payrolls and benefits                                    6,359           7,657

                  Other                                                      833           1,190
                  -------------------------------------------------------------------------------

                                                                         $11,823         $13,753
                  ===============================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


5.       LEASES

         The Company occupies premises, primarily retail gas stations and convenience stores and office facilities under long-term leases which require minimum annual rents plus, in certain instances, the payment of additional rents based upon sales. The leases generally are renewable for one to three five-year periods.

         Future minimum lease payments as of August 31, 1998 are summarized as follows:

                                                                                  CAPITAL    OPERATING
                  YEAR ENDED AUGUST 31,                                            LEASES      LEASES
                  ------------------------------------------------------------------------------------
                                                                                       (IN THOUSANDS)
                  1999                                                             $  177       $3,096
                  2000                                                                156        2,118
                  2001                                                                102        1,247
                  2002                                                                 79          815
                  2003                                                                 81          529
                  Thereafter                                                          510          790
                  ------------------------------------------------------------------------------------
                               Total minimum lease payments                         1,105        8,595
                  Less:        Minimum sublease rents                                   -           25
                  ------------------------------------------------------------------------------------
                               Net minimum sublease payments                        1,105       $8,570
                                                                                              ========
                  Less:        Amount representing interest                           470
                  -------------------------------------------------------------------------
                               Present value of net minimum
                               lease payments                                      $  635
                  =========================================================================

         Net rent expense for operating leases amounted to $3,338,000, $3,238,000 and $3,265,000 for the years ended August 31, 1998, 1997 and 1996 respectively.

6.       CREDIT FACILITY

         In June 1997, the Company negotiated a $35,000,000 secured revolving credit facility (the "Facility") with a syndicate of banks that provides for revolving credit loans and for the issuance of letters of credit. The Facility expires on June 9, 2002 and is secured by certain qualifying cash accounts, accounts receivable, and inventory, which amounted to $52,397,000 as of August 31, 1998. Until maturity, the Company may borrow, repay and reborrow on an amount not exceeding certain percentages of secured assets. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds rate plus 1/2% for base rate borrowings and the LIBOR rate for Euro-Rate borrowings, which was 7.9% as of August 31, 1998. As of August 31, 1998, no letters of credit and no borrowings were outstanding under the agreement. No other borrowings or letters of credit were outstanding for any other period presented. The Company pays a commitment fee of 3/8% per annum on the unused balance of the Facility.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


7.       LONG-TERM DEBT

         During June 1997, the Company sold $200,000,000 of 10-3/4% Senior Unsecured Notes due 2007, Series A. Subsequent to this issue, the Company exchanged these notes for its 10-3/4% Senior Unsecured Notes due 2007, Series B. Such notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's subsidiaries (Note 18). The proceeds of the offering were used to retire all of its outstanding senior notes, pay prepayment penalties related thereto and to retire the amount outstanding under the Company's existing secured revolving credit facility. The excess proceeds from the offering of approximately $48,100,000 were deposited in an escrow account to be used for expanding and upgrading the refinery, rebuilding and refurbishing existing retail units, and for acquiring new retail units and other capital expenditure projects. As of August 31, 1998 and 1997, the unused funds were classified as "Restricted Cash and Cash Equivalents and Investments".

         Both the senior unsecured notes and secured credit facility require that the Company maintain certain minimum levels of tangible net worth, working capital ratios and cash flow and restrict the amount available to distribute dividends. The Company is currently in compliance with its loan covenants.

         A summary of long-term debt is as follows:

                                                                                          AUGUST 31,
                                                                             --------------------------------
                                                                                  1998                1997
         ----------------------------------------------------------------------------------------------------
                                                                                        (IN THOUSANDS)
         Long-term debt:
                10.75% senior unsecured notes due June 9, 2007,
                      Series B                                                   $200,000           $200,000
                Other long-term debt                                                  674                503
                Capitalized lease obligations                                         635                769
         ----------------------------------------------------------------------------------------------------
                                                                                  201,309            201,272
            Less:     Current installments of long-term debt                          283                218
         ----------------------------------------------------------------------------------------------------
                      Total long-term debt, less current installments            $201,026           $201,054
         ====================================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


         The principal amount of long-term debt outstanding as of August 31, 1998, matures as follows:

                  YEAR ENDED AUGUST 31,
                  -----------------------------------------------------
                                                        (IN THOUSANDS)
                  1999                                        $    283

                  2000                                             232

                  2001                                             123

                  2002                                              98

                  2003                                              78

                  Thereafter                                   200,495
                  -----------------------------------------------------

                                                              $201,309
                  =====================================================


         The following financing costs have been deferred and are being amortized to expense over the term of the related debt:


                                                                     AUGUST 31,
                                                          ----------------------------
                                                                  1998          1997
                  --------------------------------------------------------------------
                                                                    (IN THOUSANDS)
                  Beginning balance                              $7,807        $1,380
                  Current year additions                            303         8,094
                  --------------------------------------------------------------------
                                 Total financing costs            8,110         9,474
                  Write-off of deferred financing costs               -        (1,118)
                  Amortization                                     (866)         (549)
                  --------------------------------------------------------------------
                                                                 $7,244        $7,807
                  ====================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


8.       RETIREMENT PLANS

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

         Net periodic pension cost included the following components:


                                                                            YEAR ENDED AUGUST 31,
                                                              --------------------------------------------
                                                                    1998           1997            1996
         -------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
         Service cost                                              $ 1,381        $ 1,283         $ 1,166

         Interest cost on projected benefit obligation               1,897          1,632           1,442

         Return on assets                                           (1,921)        (1,509)         (1,227)

         Net amortization and deferral                                 (35)            35              45
         -------------------------------------------------------------------------------------------------

         Net periodic pension cost                                 $ 1,322        $ 1,441         $ 1,426
         =================================================================================================



         Assumptions used in the calculation of the projected benefit obligation are as follows:


                                                                            YEAR ENDED AUGUST 31,
                                                              --------------------------------------------
                                                                    1998           1997            1996
         -------------------------------------------------------------------------------------------------
         Discount rates                                                8.0%            8.0%            8.0%

         Salary increases                                       3.0% - 4.5%     3.0% - 4.5%     3.0% - 4.5%

         Expected long-term rate of return on assets                   8.0%            8.0%            8.0%

         =================================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


         The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets.

                                                                                               AUGUST 31,
                                                                              ------------------------------------
                                                                                         1998              1997
==================================================================================================================
                                                                                           (In Thousands)

Actuarial present value of benefit obligations:

Vested benefit obligation                                                              $ 19,359          $ 16,840
==================================================================================================================

Accumulated benefit obligation                                                         $ 20,239          $ 17,414
==================================================================================================================
Projected benefit obligation                                                           $ 26,696          $ 23,074

Plan assets at fair value                                                               (25,665)          (20,195)
------------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                                     1,031             2,879

Unrecognized net obligation as of September 1, 1985                                      (1,330)           (1,470)

Unrecognized prior service cost                                                            (920)             (995)

Unrecognized net gain                                                                     6,203             4,058
------------------------------------------------------------------------------------------------------------------
Pension liability recognized on the consolidated balance sheets                        $  4,984          $  4,472
==================================================================================================================



         The Company's deferred gain on settlement of past pension plan obligations amounted to $2,205,000 and $2,420,000 as of August 31, 1998 and 1997, respectively, and is being amortized over 23 years.


9.       OTHER BENEFIT PLANS

         As discussed in Note 1, the Company accrues for certain post-retirement healthcare benefits to salaried and certain hourly employees. The Company funds such benefits as they become payable. The Company made benefit payments of $412,000, $331,000 and $497,000 for the years ended August 31, 1998, 1997 and
1996, respectively. Benefit payments are reflected as a reduction of the accrued post-retirement healthcare benefit costs.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


         The following table sets forth the post-retirement healthcare benefits status reconciled with the amounts on the Company's consolidated balance sheets.


                                                                                       AUGUST 31,
                                                                            -----------------------------
                                                                                  1998             1997
---------------------------------------------------------------------------------------------------------
                                                                                      (IN THOUSANDS)
Retirees                                                                         $ 3,080         $ 3,174
Fully eligible active plan participants                                            9,369           9,494
Unrecognized net gain                                                              4,678           3,593
Unrecognized transition obligation, being recognized over 20 years                (8,952)         (9,549)
---------------------------------------------------------------------------------------------------------
         Accrued post-retirement healthcare benefit cost                         $ 8,175         $ 6,712
=========================================================================================================


         Net periodic post-retirement healthcare benefit cost for the year includes the following components:

                                                                                       YEAR ENDED AUGUST 31,
                                                                            --------------------------------------------
                                                                                 1998            1997            1996
------------------------------------------------------------------------------------------------------------------------
                                                                                           (IN THOUSANDS)
Service cost                                                                    $  620          $  670          $  545
Interest cost on accumulated post-retirement healthcare
   Benefit obligation                                                              892             905             919
Amortization of transition obligation                                              597             597             597
Amortization of net gain                                                          (211)           (140)           (107)
------------------------------------------------------------------------------------------------------------------------
         Net periodic post-retirement healthcare benefit cost                   $1,898          $2,032          $1,954
========================================================================================================================


         For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 7.4% and 5%, respectively for 1998; the rates were assumed to decrease gradually to 5% for both medical and dental benefits until 2007 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rates by 1 percentage point in each year would increase the accumulated post-retirement healthcare benefit obligation as of August 31, 1998, by $2,126,000 and the aggregate of the service and interest cost components of net periodic post-retirement healthcare benefit cost for the year then ended by $286,000.

         The weighted average discount rate used in determining the accumulated post retirement healthcare benefit obligation for August 31, 1998 and 1997, was 8.0%.

         The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company's contributions to these plans amounted to $548,000, $498,000 and $491,000 for the years ended August 31, 1998, 1997 and 1996, respectively.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


10.      INCOME TAXES

         Income tax expense (benefit) consists of:


                                                   YEAR ENDED AUGUST 31,
                                         -------------------------------------
                                             1998        1997        1996
                  ------------------------------------------------------------
                                                      (IN THOUSANDS)
                  Federal:
                           Current           $  (600)      $2,928     $  (44)
                           Deferred           (2,971)        (491)     2,868
                  ------------------------------------------------------------
                                              (3,571)       2,437      2,824
                  ------------------------------------------------------------
                  State:
                           Current               281          535        244
                           Deferred           (1,842)        (384)       719
                  ------------------------------------------------------------
                                              (1,561)         151        963
                  ------------------------------------------------------------
                                             $(5,132)      $2,588     $3,787
                  ------------------------------------------------------------


         Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income before income tax expense (benefit) and extraordinary item is as follows:

                                                                                    YEAR ENDED AUGUST 31,
                                                                        -----------------------------------------
                                                                               1998          1997         1996
-----------------------------------------------------------------------------------------------------------------
                                                                                     (IN THOUSANDS)
U. S. federal income taxes at the statutory rate of 34%                      $(4,363)      $2,188        $3,274
State income taxes, net of Federal benefit                                      (664)         363           716
Reduction of taxes provided in prior year                                        (51)         (62)         (201)
Nondeductible expenses                                                           174          317            62
Other                                                                           (228)        (218)          (64)
-----------------------------------------------------------------------------------------------------------------
              Income tax attributable to income
              before income tax expense and extraordinary item               $(5,132)      $2,588        $3,787
=================================================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


         Deferred income tax liabilities (assets) are comprised of the following:

                                                                                      AUGUST 31,
                                                                           -----------------------------
                                                                                  1998           1997
                  --------------------------------------------------------------------------------------
                                                                                    (IN THOUSANDS)
                  Deferred income tax assets:
                      Inventory valuation                                       $(2,501)       $ 3,343
                      Accounts receivable allowance                                (165)          (196)
                      Accrued liabilities                                        (2,513)        (3,996)
                      Other                                                         155            137
                  --------------------------------------------------------------------------------------
                                                                                 (5,024)          (712)
                  --------------------------------------------------------------------------------------

                  Deferred income tax liabilities:
                      Property, plant and equipment                              28,971         28,264
                      Accrued liabilities                                        (6,216)        (5,785)
                      Tax credits and carryforwards                              (4,300)        (4,370)
                      State net operating loss carryforwards                     (2,513)        (2,197)
                      Valuation allowance                                           870          1,084
                      Other                                                          77            394
                  --------------------------------------------------------------------------------------
                                                                                 16,889         17,390
                  --------------------------------------------------------------------------------------
                  Net deferred income tax liability                             $11,865        $16,678
                  ======================================================================================

         The Company's results of operations are included in the consolidated Federal tax return of the Parent.

         The Tax Reform Act of 1986 created a separate parallel tax system called the Alternative Minimum Tax ("AMT") system. AMT is calculated separately from the regular U.S. Federal income tax and is based on a flat rate of 20% applied to a broader tax base. The higher of the two taxes is paid. The excess AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities in excess of AMT liabilities of future years. The Company generated AMT credits in prior years of approximately $4,000,000 that is available to offset the regular tax liability in the future years.

11.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

         The carrying amount of cash and cash equivalents, trade accounts and notes receivable and current liabilities approximate fair value because of the short maturity of these instruments.

         The fair value of long-term debt (Note 7) was determined using the fair market value of the individual debt instruments. As of August 31, 1998, the carrying amount and estimated fair value of these debt instruments approximated $201,309,000 and $179,153,000, respectively.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


12.      CONTINGENCIES

         The Company is a defendant in various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated financial position of the Company.


13.      TRANSACTIONS WITH AFFILIATED COMPANIES

         In June 1997, the Company declared a dividend of $28,285,000 of which $5,000,000 was paid in cash and $23,285,000 was forgiveness of debt from related parties. Additionally, the Company offset $2,017,000 of amounts due from related parties with deferred tax benefits previously received.

         The Company paid a service fee relating to certain costs incurred by its Parent for the Company's New York office. During the years ended August 31, 1998, 1997 and 1996, such fees amounted to approximately $980,000, $2,712,000 and $2,424,000 respectively.

         An affiliate of the Company leases nine retail gas station and convenience stores to the Company under various operating leases which all expire in 2001. Rent expense relating to these leases was $264,000 for each of the years ended August 31, 1998, 1997 and 1996.


14.      ENVIRONMENTAL MATTERS

         The Company is subject to federal, state, and local laws and regulations relating to pollution and protection of the environment such as those governing releases of certain materials into the environment and the storage, treatment, transportation, disposal and clean-up of wastes, including, but not limited to, the Federal Clean Water Act, as amended, the Clean Air Act, as amended, the Resource Conservation and Recovery Act of 1976, as amended, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and analogous state and local laws and regulations.

         Due to the nature of the Company's business, the Company is and will continue to be subject to various environmental claims, legal actions and complaints. In the opinion of management, all current matters are without merit or are of such kind or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated financial position and results of operations of the Company. Management of the Company believes that remediation or related environmental costs incurred during the normal course of business are not expected to be material.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


15.      OTHER EXPENSE

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

The undiscounted amounts due as of August 31, 1998 are as follows:

              YEAR ENDED AUGUST 31,
              ---------------------------------------------------------------
                                                              (IN THOUSANDS)
                           1999                                         $160
                           2000                                          160
                           2001                                          160
                           2002                                          160
                           2003                                          160
              ---------------------------------------------------------------
                                                                        $800
              ===============================================================



16.      EXTRAORDINARY ITEM

         In June 1997, the Company incurred an extraordinary loss of $6,653,000 (net of an income tax benefit of $4,200,000) as a result of "make-whole premiums" paid and financing costs written-off in connection with the early retirement of its 11.50% and 13.50% senior unsecured notes.


17.      SEGMENTS OF BUSINESS

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


                                                               YEAR ENDED AUGUST 31,
                                                  -------------------------------------------
                                                         1998          1997           1996
         ------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
         Net Sales
               Retail                                  $435,151      $463,895       $460,869
               Wholesale                                323,472       407,453        372,949
                                                  -------------------------------------------
                                                       $758,623      $871,348       $833,818
                                                  ===========================================
         Intersegment Sales
               Wholesale                               $156,959      $198,129       $189,631
                                                  ===========================================

         Income (Loss) from Operations
               Retail                                  $ (2,333)     $  3,267       $  4,056
               Wholesale                                  9,673        18,710         21,982
                                                  -------------------------------------------
                                                       $  7,340      $ 21,977       $ 26,038
                                                  ===========================================
         Identifiable Assets
               Retail                                  $ 95,654      $ 80,124       $ 97,548
               Wholesale                                246,925       266,268        208,556
                                                  -------------------------------------------
                                                       $342,579      $346,392       $306,104
                                                  ===========================================
         Depreciation and Amortization
               Retail                                  $  1,985      $  1,906       $  1,893
               Wholesale                                  6,335         6,324          6,323
                                                  -------------------------------------------
                                                       $  8,320      $  8,230       $  8,216
                                                  ===========================================
         Capital Expenditures
               Retail                                  $ 16,880      $  3,095       $  2,122
               Wholesale                                 16,636         2,729          2,440
                                                  -------------------------------------------
                                                       $ 33,516      $  5,824       $  4,562
                                                  ===========================================


18.      SUBSIDIARY GUARANTORS

         Summarized financial information for the Company's wholly-owned subsidiary guarantors (Note 7) is as follows:

                                                                        AUGUST 31,
                                                          --------------------------------
                                                                   1998            1997
                  ------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
                  Current Assets                                 $ 39,901         $35,653
                  Noncurrent Assets                                73,666          60,131
                  Current Liabilities                             103,977          82,131
                  Noncurrent Liabilities                           10,651          10,474
                  ========================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


                                                                 YEAR ENDED AUGUST 31,
                                                  -----------------------------------------------
                                                          1998           1997             1996
         ----------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
         Net Sales                                     $439,563        $468,570        $465,656
         Gross Profit                                    66,157          68,524          68,484
         Operating Income (Loss)                         (1,582)          5,185           5,413
         Net Income (Loss)                               (4,129)          1,624           1,351
         ----------------------------------------------------------------------------------------



         Separate financial statements of the wholly-owned subsidiary guarantors are not presented because management believes they would not be meaningful to investors.


19.      QUARTERLY FINANCIAL DATA (UNAUDITED)

================================================================================

                                                                                                            NET
                                                                                                       INCOME (LOSS)
                                                                                                          BEFORE
                                                                                          GROSS        EXTRAORDINARY
                                                                       NET SALES          PROFIT           ITEM
---------------------------------------------------------------------------------------------------------------------
                                                                                      (IN THOUSANDS)
                             1998
First Quarter                                                           $213,302          $27,181        $   725
Second Quarter                                                           163,263            8,949         (9,557)
Third Quarter                                                            175,246           22,705         (2,314)
Fourth Quarter                                                           206,812           31,889          3,446

                             1997

First Quarter                                                           $227,264          $25,539        $   902
Second Quarter                                                           207,812           17,528         (3,382)
Third Quarter                                                            203,644           24,415            371
Fourth Quarter                                                           232,628           35,925          5,957

                             1996

First Quarter                                                           $204,089          $29,712         $2,982
Second Quarter                                                           185,904           25,433          1,143
Third Quarter                                                            208,070           28,114          2,309
Fourth Quarter                                                           235,755           21,963           (593)
=====================================================================================================================

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of November 30, 1998 with respect to all directors and executive officers of the Company.


                                     DIRECTOR
         NAME                 AGE      SINCE          POSITION       PRINCIPAL OCCUPATION FOR THE PAST 5 YEARS
         ----                 ---      -----          --------       -----------------------------------------
John A. Catsimatidis          50       1986       Chairman of the    Chairman of the Board, Chief Executive
                                                   Board, Chief      Officer and President of Red Apple Group,
                                                     Executive       Inc. (a holding company for certain
                                                     Officer,        businesses, including corporations which
                                                     Director        operate supermarkets in New York); Chief
                                                                     Executive Officer and Director of  Gristede's
                                                                     Sloan's, Inc., a public company whose common
                                                                     stock is listed on the American Stock
                                                                     Exchange and operates supermarkets in New
                                                                     York; a director of News Communications,
                                                                     Inc., a public company whose stock is traded
                                                                     over-the-counter; and Fonda Paper Company,
                                                                     Inc., a privately held company.

Myron L. Turfitt              46       1988      President, Chief    President and Chief Operating Officer of the
                                                     Operating       Company since September 1996.  From June 1987
                                                     Officer,        to September 1996 he was Chief Financial
                                                     Director        Officer and Executive Vice President of the
                                                                     Company.

Thomas C. Covert              64       1988        Vice Chairman     Vice Chairman of the Company since September
                                                   And Director      1996.  From December 1987 to September 1996
                                                                     he was Executive Vice President and Chief
                                                                     Operating Officer of the Company.

Ashton L. Ditka                57       ---        Senior Vice       Senior Vice President - Marketing of the
                                                   President -       Company since July 1990.  From December
                                                    Marketing        1989 to July 1990 he was Vice President -
                                                                     Wholesale & Retail Marketing and from
                                                                     August 1976 until December 1989 he was Vice
                                                                     President - Wholesale Marketing.  Mr. Ditka
                                                                     has over 30 years of experience in the
                                                                     petroleum industry, including 11 years in
                                                                     retail marketing with Atlantic Richfield
                                                                     Company.

                                     DIRECTOR
         NAME                 AGE      SINCE          POSITION       PRINCIPAL OCCUPATION FOR THE PAST 5 YEARS
         ----                 ---      -----          --------       -----------------------------------------
Thomas E. Skarada              55       ---      Vice President -    Vice President - Refining of the Company
                                                     Refining        since February 1996.  From September 1994
                                                                     to February 1996 he was Assistant Vice
                                                                     President - Refining and from March 1993,
                                                                     when he joined the Company, to September
                                                                     1994 he was Director of Regulatory Compliance.
                                                                     From March 1992 to March 1993, he was a
                                                                     consultant with Muse, Stancil and Co., in
                                                                     Dallas, Texas.

Frederick J. Martin, Jr.       44       ---      Vice President -    Vice President - Supply and Transportation
                                                    Supply and       of the Company since February 1993.  From
                                                  Transportation     1980 to January 1993 he held other positions
                                                                     in the Company involving transportation,
                                                                     product supply, crude supply and pipeline and
                                                                     terminal administration.

James E. Murphy                53       ---       Vice President     Chief Financial Officer of the Company
                                                    and Chief        since January 1997.  He was Vice President
                                                    Financial        - Finance from April 1995 to December 1996
                                                     Officer         and since May 1982 has held other accounting
                                                                     and internal auditing positions with the
                                                                     Company, including Director of Internal
                                                                     Auditing since April 1986.

John R. Wagner                 39       ---      Vice President -    Vice President - General Counsel and General
                                                     Counsel,        Secretary of the Company since August
                                                    Secretary        1997.  Prior to joining the Company, Mr.
                                                                     Wagner served as Counsel to Dollar Bank,
                                                                     F.S.B. from 1988 until assuming his current
                                                                     position.

Dennis E. Bee, Jr.             56       ---         Treasurer        Treasurer of the Company since May 1988.

Martin R. Bring                55       1988         Director        A member of the law firm of Wolf, Block,
                                                                     Schorr and Solis-Cohen, LLP, New York since
                                                                     1978.  He also serves as a Director of
                                                                     Gristede's Sloan's, Inc., a supermarket
                                                                     chain.

                                     DIRECTOR
         NAME                 AGE      SINCE          POSITION      PRINCIPAL OCCUPATION FOR THE PAST 5 YEARS
         ----                 ---      -----          --------      -----------------------------------------
Evan Evans                     72       1997         Director       Chairman of Holvan Properties, Inc., a
                                                                    privately owned petroleum industry
                                                                    consulting firm since 1983.  He is also a
                                                                    director of U.S. Energy Systems, Inc., a
                                                                    public company whose common stock is quoted
                                                                    on the Nasdaq SmallCap Market, and of
                                                                    Alexander-Allen, Inc., a privately owned
                                                                    company which owns a refinery in Alabama
                                                                    which is currently shutdown.  He has been a
                                                                    director of both of these companies since
                                                                    1994.

Kishore Lall                   51       1997         Director       Director of Gristede's Sloan's, Inc. since
                                                                    October 1997. Consultant to Red Apple Group
                                                                    Inc. from January 1997 to October 1997.
                                                                    Private investor from June 1994 to December
                                                                    1996. Senior Vice President and head of
                                                                    commercial banking of ABN AMRO Bank, New
                                                                    York branch from January 1991 to May 1994.

Douglas Lemmonds               51       1997         Director       Managing Director and the Chief Operating
                                                                    Officer, Private Banking-Americas of the
                                                                    Deutsche Bank Group since May 1996.  Private
                                                                    Banking-Americas operates across four
                                                                    separate legal entities, including a
                                                                    registered investment advisor, a
                                                                    broker-dealer, a trust company and a
                                                                    commercial bank.  From June 1991 to May 1996
                                                                    Mr. Lemmonds was the Regional Director of
                                                                    Private Banking of the Northeast Regional
                                                                    Office of the Bank of America and from
                                                                    August 1973 to June 1991 he held various
                                                                    other positions with Bank of America.

Andrew Maloney                 66       1997          Director      Partner of Brown & Wood LLP, a New York law
                                                                    firm, since December 1992.  From June 1986 to
                                                                    December 1992 he was the United States
                                                                    Attorney for the Eastern District of New York.

Dennis Mehiel                  55       1997          Director      Chairman and Chief Executive Officer of The
                                                                    Fonda Group, Inc., since 1988.  Since 1966 he
                                                                    has been the Chairman of Four M, a converter
                                                                    and seller of interior packaging, corrugated
                                                                    sheets and corrugated containers which he
                                                                    co-founded, and since 1977 (except during a
                                                                    leave of absence from April 1994 through July
                                                                    1995) he has been the Chief Executive Officer
                                                                    of Four M.  Mr. Mehiel is also the Chairman
                                                                    of MannKraft Corporation, a manufacturer of
                                                                    corrugated containers, and Chief Executive
                                                                    Officer and Chairman of Creative Expressions,
                                                                    Group, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Not Applicable



ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth for the three fiscal years ended August 31, 1996, 1997 and 1998 the compensation paid by the Company to its Chairman of the Board and Chief Executive Officer and each of the four other executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended August 31, 1998.



                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------

                                                                             OTHER ANNUAL       OTHER
                                                ANNUAL COMPENSATION          COMPENSATION     COMPENSATION
NAME & PRINCIPAL POSITION           YEAR     SALARY ($)       BONUS ($)        ($) (1)          ($) (2)
-------------------------           ----     --------------------------        -------          -------
John A. Catsimatidis                1998    $360,000          $265,000          $    -          $8,052
     Chairman of the Board &        1997     360,000           265,000               -           7,802
     Chief Executive Officer        1996     360,000           205,000               -           7,802

Myron L. Turfitt                    1998    $235,000          $200,000          $5,325          $6,932
     President &                    1997     235,000           280,000           2,780           6,562
     Chief Operating Officer        1996     235,000           120,000           2,600           6,218

Ashton L. Ditka                     1998    $140,000          $ 11,200          $2,985          $7,214
     Senior Vice President          1997     135,042            31,405           3,241           6,731
     Marketing                      1996     125,558             6,100           3,262           5,879

Thomas E. Skarada                   1998    $110,000          $  8,800          $6,781          $5,490
     Vice President                 1997     105,000            29,900           7,580           4,470
     Refining                       1996      94,250             4,500           7,536           4,060

Frederick J. Martin, Jr.            1998    $100,000          $  8,000          $4,915          $4,036
     Vice President                 1997      94,300             4,620           4,210           3,835
     Supply & Transportation        1996      90,567             4,500           3,390           3,713



(1)      Amounts include automobile allowances.
(2) Amounts include Company matching contributions under the Company's 401(K) Incentive Savings Plan and health and term life insurance benefits.

PENSION PLAN

         The Company maintains a defined benefit pension plan for eligible employees. The following table shows estimated annual benefits payable upon retirement in specified compensation categories and years of service classifications.


PENSION PLAN TABLE

                                                          YEARS OF SERVICE
                                                          ----------------
AVERAGE EARNINGS                      15                         20                          30
----------------
$100,000                            $17,583                   $23,444                     $35,165
$150,000                             26,958                    35,944                      53,915
$200,000                             28,833                    38,444                      57,665
$250,000                             28,833                    38,444                      57,665
$300,000                             28,833                    38,444                      57,665


         The benefit formula is based on the average earnings of the participant for the three years in which such participant's earnings were the highest. Earnings include salary and bonus up to a maximum of $160,000 per year. Benefits are calculated by multiplying the sum of (a) 1% of average earnings up to the Social Security compensation base, plus (b) 1.25% of average earnings in excess of the Social Security compensation base, by (c) the number of years of service. Payments of retirement benefits are not reduced by any Social Security benefits received by the participant. The Social Security compensation base for 1998 is $31,128.

         Assuming that the following officers continue to be employed by the Company until they reach age 65, their credited years of service will be as follows:


                          CURRENT YEARS                      YEARS OF SERVICE
                           OF SERVICE                           AT AGE 65

NAME OF INDIVIDUAL


JOHN A. CATSIMATIDIS            12                                 27
MYRON L. TURFITT                20                                 39
ASHTON L. DITKA                 22                                 30
THOMAS E. SKARADA                5                                 14
FREDERICK J. MARTIN, JR.        18                                 39


                            COMPENSATION OF DIRECTORS

         Non-officer directors receive a stipend of $15,000 per year and $1,000 for each meeting attended.

EMPLOYMENT AND CONSULTING AGREEMENTS

         Thomas C. Covert entered into a consulting agreement with the Company, the initial term of which commenced on September 1, 1996 and expired on August 31, 1998. The Agreement provides that its term shall be extended for two additional one year periods unless the Company or Mr. Covert gives written notice of cancellation to the other party within specified time periods. Under such provision the term of the Agreement has been extended to August 31, 1999. Under the agreement Mr. Covert is obligated to render services to the Company on a limited time basis of between 30-40 hours per month in such capacities as the Board of Directors of the Company may designate. Under the agreement the Company has agreed to pay Mr. Covert $170 per hour for services rendered, but in no event less than $6,800 per month for each month during the term of the agreement.

         Mr. Covert has also entered into a Deferred Compensation Agreement with the Company pursuant to which since the date of his retirement on September 1, 1996, the Company has been paying Mr. Covert a retirement benefit at the rate of approximately $12,300 per year. The benefit is payable to Mr. Covert until his death, whereupon Mr. Covert's wife is entitled to a benefit of approximately $6,150 per year until her death if she does not predecease him.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The following table sets forth certain information regarding ownership of Common Stock on November 30, 1998 by: (i) each stockholder known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investing power with respect to the shares indicated.

       Name and Address of
        Beneficial Owner           Number of Shares       Percent of Class

John Catsimatidis
823 Eleventh Avenue                       100                   100%
New York, NY 10019

All officers and directors                100                   100%
as a group (15 persons)


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company paid a service fee relating to certain costs incurred by its parent, Red Apple Group, Inc., ("RAG"), for the Company's New York office for fiscal 1998 amounting to approximately $980,000. Pursuant to a Servicing Agreement entered into between the Company and RAG in June 1997, the Company will pay up to a $1,000,000 per year fee relating to these costs. The term of the Servicing Agreement expires on June 9, 2000, but the term shall be automatically extended for periods of one year if neither party gives notice of termination of the Servicing Agreement prior to the expiration of the then current term.

         As of the date hereof, United Refining, Inc., owned by John A. Catsimatidis, was leasing to the Company nine retail units. The term of each lease expires on April 1, 2001. The annual rentals payable under the leases aggregate $264,000, which the Company believes are market rates. As of the date hereof, the Company was current on all rent obligations under such leases.

         RAG files a consolidated tax return with affiliated entities, including the Company. Commencing in June 1997, RAG, the Company and certain of their affiliates entered into a tax sharing agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement the parties established a method for allocating the consolidated federal income tax liability and combined state tax liability of the RAG affiliated group among its members; for reimbursing RAG for payment of such tax liability; for compensating any member for use of its net operating loss or tax credits in arriving at such tax liability; and to provide for the allocation and payment of any refund arising from a carryback of net operating loss or tax credits from subsequent taxable years. Pursuant to the tax sharing agreement included in prepaid expenses and other assets are amounts due from the Parent of approximately $1,600,000 and $650,000 as of August 31, 1998 and 1997, respectively.

         During fiscal 1998, the Company made payments for services rendered to it by Wolf, Block, Schorr and Solis-Cohen, LLP, ("WBS&S-C"), a law firm of which Martin R. Bring, a director of the Company, is a member. The Company believes that the fees paid to WBS&S-C for legal services are comparable to fees it would pay to a law firm for similar services, none of whose members are officers, directors or principal stockholders of the Company.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    (1)    Financial Statements

A list of all financial statements filed as part of this report is contained in the index to Item 8, which index is incorporated herein by reference.

       (2)    Financial Statement Schedules

              Report of Independent Certified Public Accountants
              Schedule II - Valuation and Qualifying Accounts

       (3)    Exhibits

Number        Description
------        -----------

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

   3.22 Bylaws of VARC. Incorporated by reference to Exhibit 3.22 to the Registration Statement.

   3.23 Certificate of Incorporation of United Jet Center, Inc. ("UJCI"). Incorporated by reference to Exhibit 3.23 to the Registration Statement.

   3.24 Bylaws of UJCI. Incorporated by reference to Exhibit 3.24 to the Registration Statement.

   4.1 Indenture dated as of June 9, 1997 between URC, URCP, KPC, KPCY, KFI, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, UJCI and IBJ Schroder Bank & Trust Company ("Schroder"), relating to the 10-3/4% Series A Senior Notes due 2007. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

   4.2 Form of Note. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

  10.1 Purchase Agreement dated June 4, 1997 between URC, URCP, KPC, KPCY, KFI, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, UJCI, Dillion, Read & Co. Inc. ("DRCI") and Bear, Stearns & Co. Inc. ("BSCI"). Incorporated by reference to Exhibit 10.1 to the Registration Statement.

  10.2 Registration Rights Agreement dated June 9, 1997 between URC, URCP, KPC, KPCY, KFI, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, UJCI, DRCI, and BSCI. Incorporated by reference to Exhibit 10.2 to the Registration Statement.

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

  10.10 Continuing Agreement of Guaranty and Suretyship dated as of June 9, 1997 by URC. Incorporated by reference to Exhibit 10.10 to the Registration Statement.

  10.11 Continuing Agreement of Guaranty and Suretyship dated as of June 9, 1997 by URCP. Incorporated by reference to Exhibit 10.11 to the Registration Statement.

  10.12 Continuing Agreement of Guaranty and Suretyship dated as of June 9, 1997 by KPC. Incorporated by reference to Exhibit 10.12 to the Registration Statement.

  10.13 Security Agreement dated as of June 9, 1997 by and among, URC, URCP, KPC and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.13 to the Registration Statement.

  10.14 Waiver and Amendment to Credit Agreement dated as of July 15, 1998 by and among, URC, URCP, KPC and the banks party thereto and PNC Bank, National Association, as Agent.*

  10.15       Consulting Agreement dated September 1, 1996 with Thomas C.
              Covert.*

  10.16 Deferred Compensation Agreement dated September 1, 1996 with Thomas C. Covert. *

   21.1       Subsidiaries of the Registrants. Incorporated by reference to
              Exhibit 21.1 to the Registration Statement.

   27.1 Financial data schedule for the twelve months ended August 31, 1998.*

    (b)       Reports on Form 8-K

                NONE

* Filed herewith

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholder of United Refining Company


         The audits referred to in our report dated October 29, 1998 relating to the consolidated financial statements of United Refining Company and Subsidiaries included the audits of the financial statement Schedule II Valuation and Qualifying Accounts for each of the three years in the period ended August 31, 1998. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

         In our opinion, such financial statement Schedule - Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.



                                                            /s/ BDO SEIDMAN, LLP
New York, New York
October 29, 1998

                    UNITED REFINING COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                               Balance at          Charged to
                                              Beginning of         Costs and                              Balance at End
              Description                        Period             Expenses          Deductions             Of Period
-----------------------------------------    ----------------    ---------------    ----------------    --------------------

Year ended August 31, 1996:
     Reserves and allowances deducted
     from asset accounts:
     Allowance for uncollectible
     Accounts                                $            541    $           369    $           (369)   $                541
                                             ================    ===============    ================    ====================

Year ended August 31, 1997:
     Reserves and allowances deducted
     from asset accounts:
     Allowance for uncollectible
     Accounts                                $            541    $           407    $           (437)   $                511
                                             ================    ===============    ================    ====================

Year ended August 31, 1998:
     Reserves and allowances deducted
     from asset accounts:
     Allowance for uncollectible
     Accounts                                $            511    $           258    $           (364)   $                405
                                             ================    ===============    ================    ====================

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNITED REFINING COMPANY

Dated:  November 30, 1998        By: /s/ Myron L. Turfitt
                                    ------------------------------------
                                         Myron L. Turfitt
                                         President and Chief Operating Officer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 30, 1998
-------------------------------
John A. Catsimatidis
                                        President, Chief Operating Officer
/s/ Myron L. Turfitt                    and Director                                       November 30, 1998
-------------------------------
Myron L. Turfitt

/s/ Thomas C. Covert                    Vice Chairman and Director                         November 30, 1998
-------------------------------
Thomas C. Covert

/s/ James E. Murphy                     Vice President and Chief Financial
-------------------------------         Officer (Principal Accounting
James E. Murphy                         Officer)                                           November 30, 1998

/s/ Martin R. Bring                     Director                                           November 30, 1998
-------------------------------
Martin R. Bring

/s/ Evan Evans                          Director                                           November 30, 1998
-------------------------------
Evan Evans

/s/ Kishore Lall                        Director                                           November 30, 1998
-------------------------------
Kishore Lall

/s/ Douglas Lemmonds                    Director                                           November 30, 1998
-------------------------------
Douglas Lemmonds

/s/ Andrew Maloney                      Director                                           November 30, 1998
-------------------------------
Andrew Maloney

/s/ Dennis Mehiel                       Director                                           November 30, 1998
-------------------------------
Dennis Mehiel

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED REFINING COMPANY OF
                                   PENNSYLVANIA


Dated: November 30, 1998           By: /s/ Myron L. Turfitt
                                      -----------------------------------------
                                           Myron L. Turfitt
                                           President and Chief Operating Officer

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE


/s/ John A. Catsimatidis                Chairman of the Board, Chief                       November 30, 1998
-------------------------------         Executive Officer and Director
John A. Catsimatidis

/s/ Myron L. Turfitt                    President, Chief Operating Officer                 November 30, 1998
-------------------------------
Myron L. Turfitt

/s/ James E. Murphy                     Vice President and Chief Financial
-------------------------------         Officer (Principal Accounting
James E. Murphy                         Officer)                                           November 30, 1998

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KIANTONE PIPELINE CORPORATION


Dated:  November 30, 1998          By: /s/ Myron L. Turfitt
                                      -----------------------------------------
                                           Myron L. Turfitt
                                           President and Chief Operating Officer

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 30, 1998
-------------------------------
John A. Catsimatidis

/s/ Myron L. Turfitt                    President, Chief Operating Officer                 November 30, 1998
-------------------------------         and Director
Myron L. Turfitt

/s/ James E. Murphy                     Vice President and Chief Financial
-------------------------------         Officer (Principal Accounting
James E. Murphy                         Officer)                                           November 30, 1998

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KIANTONE PIPELINE COMPANY


Dated: November 30, 1998            By: /s/ Myron L. Turfitt
                                       ----------------------------------------
                                            Myron L. Turfitt
                                            Executive Vice President

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE

/s/ John A. Catsimatidis                Chairman of the Board, Chief                       November 30, 1998
-------------------------------         Executive Officer and Director
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 30, 1998
-------------------------------
Myron L. Turfitt


/s/ James E. Murphy                     Vice President and Chief Financial
-------------------------------         Officer (Principal Accounting
James E. Murphy                         Officer)                                           November 30, 1998

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNITED JET CENTER, INC.


Dated:  November 30, 1998             By: /s/ Myron L. Turfitt
                                         --------------------------------------
                                              Myron L. Turfitt
                                              Executive Vice President

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE


/s/ John A. Catsimatidis                Chairman of the Board, Chief                       November 30, 1998
-------------------------------         Executive Officer and Director
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 30, 1998
-------------------------------
Myron L. Turfitt


/s/ James E. Murphy                     Vice President and Chief Financial
-------------------------------         Officer (Principal Accounting
James E. Murphy                         Officer)                                           November 30, 1998

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VULCAN ASPHALT REFINING
                                       CORPORATION


Dated: November 30, 1998               By: /s/ Myron L. Turfitt
                                          -------------------------------------
                                               Myron L. Turfitt
                                               Executive Vice President

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE


/s/ John A. Catsimatidis                Chairman of the Board, Chief
-------------------------------         Executive Officer and Director                     November 30, 1998
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 30, 1998
-------------------------------
Myron L. Turfitt


/s/ James E. Murphy                     Vice President and Chief Financial
-------------------------------         Officer (Principal Accounting
James E. Murphy                         Officer)                                           November 30, 1998

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KWIK-FIL, INC.


Dated: November 30, 1998                 By: /s/ Myron L. Turfitt
                                            -----------------------------------
                                                 Myron L. Turfitt
                                                 Executive Vice President

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE


/s/ John A. Catsimatidis                Chairman of the Board, Chief
-------------------------------         Executive Officer and Director                     November 30, 1998
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 30, 1998
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                           November 30, 1998
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KWIK-FILL, INC.


Dated: November 30, 1998                By: /s/ Myron L. Turfitt
                                           -----------------------------------
                                                Myron L. Turfitt
                                                Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE


                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 30, 1998
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 30, 1998
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                           November 30, 1998
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INDEPENDENT GASOLINE & OIL
                                        COMPANY OF ROCHESTER, INC.


Dated: November 30, 1998                By: /s/ Myron L. Turfitt
                                           ------------------------------------
                                                Myron L. Turfitt
                                                Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 30, 1998
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 30, 1998
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                           November 30, 1998
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BELL OIL CORP.


Dated: November 30, 1998                   By: /s/ Myron L. Turfitt
                                              ---------------------------------
                                                   Myron L. Turfitt
                                                   Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 30, 1998
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 30, 1998
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                           November 30, 1998
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PPC, INC.


Dated: November 30, 1998                By: /s/ Myron L. Turfitt
                                           ------------------------------------
                                                Myron L. Turfitt
                                                Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 30, 1998
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 30, 1998
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                           November 30, 1998
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SUPER TEST PETROLEUM, INC.


Dated:  November 30, 1998              By: /s/ Myron L. Turfitt
                                          -------------------------------------
                                               Myron L. Turfitt
                                               Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 30, 1998
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 30, 1998
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                           November 30, 1998
James E. Murphy

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Corporation during the fiscal year ended August 31, 1998.



EXHIBITS

Number        Description
------        -----------

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

   3.22 Bylaws of VARC. Incorporated by reference to Exhibit 3.22 to the Registration Statement.

   3.23 Certificate of Incorporation of United Jet Center, Inc. ("UJCI"). Incorporated by reference to Exhibit 3.23 to the Registration Statement.

   3.24 Bylaws of UJCI. Incorporated by reference to Exhibit 3.24 to the Registration Statement.

   4.1 Indenture dated as of June 9, 1997 between URC, URCP, KPC, KPCY, KFI, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, UJCI and IBJ Schroder Bank & Trust Company ("Schroder"), relating to the 10-3/4% Series A Senior Notes due 2007. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

   4.2 Form of Note. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

  10.1 Purchase Agreement dated June 4, 1997 between URC, URCP, KPC, KPCY, KFI, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, UJCI, Dillion, Read & Co. Inc. ("DRCI") and Bear, Stearns & Co. Inc. ("BSCI"). Incorporated by reference to Exhibit 10.1 to the Registration Statement.

  10.2 Registration Rights Agreement dated June 9, 1997 between URC, URCP, KPC, KPCY, KFI, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, UJCI, DRCI, and BSCI. Incorporated by reference to Exhibit 10.2 to the Registration Statement.

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

  10.10 Continuing Agreement of Guaranty and Suretyship dated as of June 9, 1997 by URC. Incorporated by reference to Exhibit 10.10 to the Registration Statement.

  10.11 Continuing Agreement of Guaranty and Suretyship dated as of June 9, 1997 by URCP. Incorporated by reference to Exhibit 10.11 to the Registration Statement.

  10.12 Continuing Agreement of Guaranty and Suretyship dated as of June 9, 1997 by KPC. Incorporated by reference to Exhibit 10.12 to the Registration Statement.

  10.13 Security Agreement dated as of June 9, 1997 by and among, URC, URCP, KPC and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.13 to the Registration Statement.

  10.14 Waiver and Amendment to Credit Agreement dated as of July 15, 1998 by and among, URC, URCP, KPC and the banks party thereto and PNC Bank, National Association, as Agent.*

  10.15       Consulting Agreement dated September 1, 1996 with Thomas C.
              Covert.*

  10.16 Deferred Compensation Agreement dated September 1, 1996 with Thomas C. Covert. *

  21.1        Subsidiaries of the Registrants. Incorporated by reference to
              Exhibit 21.1 to the Registration Statement.

  27.1 Financial data schedule for the twelve months ended August 31, 1998.*

   (c)        Reports on Form 8-K

                  NONE

    * Filed herewith