Form 10-Q
period 1998-11-30
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 1999-01-14
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended November 30, 1998

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

                          Commission File No. 333-35083
                                              ---------

                             UNITED REFINING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                   25-1411751
   -------------------------------                     ----------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                               15 Bradley Street
                           Warren, Pennsylvania 16365
               --------------------------------------------------
               (address of principal executive office) (Zip Code)

Registrant's telephone number, including area code          814-726-4674
                                                   ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X      No
                                    -----       -----

Number of shares outstanding of Registrant's Common Stock
as of January 14, 1999:    100.

                                              TABLE OF ADDITIONAL REGISTRANTS
------------------------------------- ------------------------ ----------------------- ------------------ -------------------
                                                                  Primary Standard
                                          State of Other             Industrial          IRS Employer
                                          Jurisdiction of          Classification       Identification     Commission File
                Name                       Incorporation               Number               Number              Number
------------------------------------- ------------------------ ----------------------- ------------------ -------------------
Kiantone Pipeline Corporation                New York                   4612              25-1211902         333-35083-01
------------------------------------- ------------------------ ----------------------- ------------------ -------------------
Kiantone Pipeline Company                  Pennsylvania                 4600              25-1416278         333-35083-03
------------------------------------- ------------------------ ----------------------- ------------------ -------------------
United Refining Company of                 Pennsylvania                 5541              25-0850960         333-35083-02
Pennsylvania
------------------------------------- ------------------------ ----------------------- ------------------ -------------------
United Jet Center, Inc.                      Delaware                   4500              52-1623169         333-35083-06
------------------------------------- ------------------------ ----------------------- ------------------ -------------------
Kwik-Fill, Inc.                            Pennsylvania                 5541              25-1525543         333-35083-05
------------------------------------- ------------------------ ----------------------- ------------------ -------------------
Independent Gas and Oil Company of           New York                   5170              06-1217388         333-35083-11
Rochester, Inc.
------------------------------------- ------------------------ ----------------------- ------------------ -------------------
Bell Oil Corp.                               Michigan                   5541              38-1884781         333-35083-07
------------------------------------- ------------------------ ----------------------- ------------------ -------------------
PPC, Inc.                                      Ohio                     5541              31-0821706         333-35083-08
------------------------------------- ------------------------ ----------------------- ------------------ -------------------
Super Test Petroleum, Inc.                   Michigan                   5541              38-1901439         333-35083-09
------------------------------------- ------------------------ ----------------------- ------------------ -------------------
Kwik-Fil, Inc.                               New York                   5541              25-1525615         333-35083-04
------------------------------------- ------------------------ ----------------------- ------------------ -------------------
Vulcan Asphalt Refining Corporation          Delaware                   2911              23-2486891         333-35083-10
------------------------------------- ------------------------ ----------------------- ------------------ -------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                                      INDEX
------------------------------------------------------------------------------------------
 PART I.    FINANCIAL INFORMATION                                                  PAGE(S)

 Item 1.    Financial Statements

            Consolidated Balance Sheets -
            November 30, 1998 and August 31, 1998                                     4

            Consolidated Statements of Operations -
            Quarters Ended November 30, 1998 and 1997                                 5

            Consolidated Statements of Cash Flows -
            Quarters Ended November 30, 1998 and 1997                                 6

            Notes to Consolidated Financial Statements                              7-8

 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                          9-12

PART II.    OTHER INFORMATION                                                        13

PART 1 -- FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                            UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------
                                                                                    NOVEMBER 30,
                                                                                        1998               AUGUST 31,
                                                                                    (UNAUDITED)                1998
---------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
     Cash and cash equivalents                                                        $ 17,753              $ 26,400
     Accounts receivable, net                                                           24,003                27,017
     Inventories                                                                        48,461                55,124
     Prepaid expenses and other assets                                                   7,834                 7,727
     Deferred income taxes                                                               5,024                 5,024
---------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                        103,075               121,292
---------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
     Cost                                                                              262,299               256,895
     Less:  accumulated depreciation                                                    60,559                58,918
---------------------------------------------------------------------------------------------------------------------
           NET PROPERTY, PLANT AND EQUIPMENT                                           201,740               197,977
---------------------------------------------------------------------------------------------------------------------
RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS                                    11,309                15,289
DEFERRED FINANCING COSTS, NET                                                            7,023                 7,244
OTHER ASSETS                                                                               761                   777
---------------------------------------------------------------------------------------------------------------------
                                                                                      $323,908              $342,579
=====================================================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY CURRENT:
     Current installments of long-term debt                                           $    258              $    283
     Accounts payable                                                                   14,268                25,298
     Accrued liabilities                                                                17,235                11,823
     Sales, use and fuel taxes payable                                                  13,049                26,026
---------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                    44,810                63,430
LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                                             200,935               201,026
DEFERRED INCOME TAXES                                                                   17,036                16,889
DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                                  2,151                 2,205
DEFERRED RETIREMENT BENEFITS                                                            12,133                12,350
OTHER NONCURRENT LIABILITIES                                                             2,152                 1,442
---------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                           279,217               297,342
---------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
     Common stock, $.10 par value per share - shares authorized
           100; issued and outstanding 100                                                  --                    --
     Additional paid-in capital                                                          7,150                 7,150
     Retained earnings                                                                  37,541                38,087
---------------------------------------------------------------------------------------------------------------------
           TOTAL STOCKHOLDER'S EQUITY                                                   44,691                45,237
---------------------------------------------------------------------------------------------------------------------
                                                                                      $323,908              $342,579
=====================================================================================================================

          See accompanying notes to consolidated financial statements.

                            UNITED REFINING COMPANY
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------
                                                                                      THREE MONTHS ENDED
                                                                                         NOVEMBER 30,
                                                                               -------------------------------
                                                                                     1998             1997
--------------------------------------------------------------------------------------------------------------
NET SALES                                                                          $187,092         $213,302
COSTS OF GOODS SOLD                                                                 162,042          186,121
--------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                                                25,050           27,181
--------------------------------------------------------------------------------------------------------------
EXPENSES:
     Selling, general and administrative expenses                                    19,624           19,116
     Depreciation and amortization expenses                                           2,356            2,274
--------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                                    21,980           21,390
--------------------------------------------------------------------------------------------------------------
         OPERATING INCOME                                                             3,070            5,791
--------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
     Interest income                                                                    515              954
     Interest expense                                                                (5,435)          (5,508)
     Other, net                                                                         957              (30)
--------------------------------------------------------------------------------------------------------------
                                                                                     (3,963)          (4,584)
--------------------------------------------------------------------------------------------------------------
         INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                             (893)           1,207
INCOME TAX EXPENSE (BENEFIT)                                                           (347)             482
--------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                  $   (546)        $    725
==============================================================================================================

                          UNITED REFINING COMPANY
                             AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                              (IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     THREE MONTHS ENDED
                                                                                                        NOVEMBER 30,
                                                                                            --------------------------------------
                                                                                                   1998              1997
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                           $   (546)         $   725
     Adjustments to reconcile net income/(loss) to net cash provided by
                  (used in) operating activities:
                  Depreciation and amortization                                                     2,524            2,436
                  Post-retirement benefits                                                           (217)            (251)
                  Change in deferred income taxes                                                     147              472
                  (Gain) on asset dispositions                                                     (1,078)             (72)
                  Cash provided by (used in) working capital items                                 (8,231)           2,812
                  Other, net                                                                          (69)            (167)
----------------------------------------------------------------------------------------------------------------------------------
                            TOTAL ADJUSTMENTS                                                      (6,924)           5,230
----------------------------------------------------------------------------------------------------------------------------------
                            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (7,470)           5,955
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in restricted cash, cash equivalents and investments                                  3,980            3,378
     Additions to property, plant and equipment                                                    (7,039)          (7,222)
     Proceeds from asset dispositions                                                               1,998              120
----------------------------------------------------------------------------------------------------------------------------------
                            NET CASH USED IN INVESTING ACTIVITIES                                  (1,061)          (3,724)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal reductions of long-term debt                                                          (116)             (54)
     Deferred financing costs                                                                          --             (124)
----------------------------------------------------------------------------------------------------------------------------------
                            NET CASH USED IN FINANCING ACTIVITIES                                    (116)            (178)
----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (8,647)           2,053
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     26,400           11,024
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $ 17,753          $13,077
----------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
     Accounts receivable, net                                                                    $  3,014            5,747
     Inventories                                                                                    6,663            1,371
     Prepaid expenses and other assets                                                               (107)             611
     Accounts payable                                                                             (11,030)          (8,396)
     Accrued liabilities                                                                            6,206            4,967
     Sales, use and fuel taxes payable                                                            (12,977)          (1,488)
----------------------------------------------------------------------------------------------------------------------------------
                  TOTAL CHANGE                                                                   $ (8,231)         $ 2,812
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

===============================================================================

1.  BASIS OF PRESENTATION          The accompanying unaudited consolidated
                                   financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.
                                   Operating results for the three month period ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ending August 31, 1999.
                                   For further information, refer to the
                                   consolidated financial statements and
                                   footnotes thereto incorporated by reference in the Company's Form 10-K filing dated
                                   November 30, 1998.

2.  COMPREHENSIVE INCOME           The Company has adopted Statement of
                                   Financial Accounting Standards (SFAS)
                                   No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
                                   Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.
                                   130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For interim reporting purposes, SFAS No. 130 requires disclosure of total comprehensive income.

                                   Total comprehensive income for the three months ended November 30, 1998 and 1997 is the same as the reported net income.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

===============================================================================

3.  SUBSIDIARY GUARANTORS          Summarized financial information for the
                                   Company's wholly owned subsidiary guarantors is as follows:


                                          NOVEMBER 30, 1998
                                             (UNAUDITED)               AUGUST 31, 1998
--------------------------------------------------------------------------------------
Current assets                                 $ 38,675                   $ 39,901
Noncurrent assets                                77,367                     73,666
Current liabilities                             107,461                    103,977
Noncurrent liabilities                           10,403                     10,651
--------------------------------------------------------------------------------------


                                                     THREE MONTHS ENDED
                                        NOVEMBER 30, 1998           NOVEMBER 30, 1997
                                           (UNAUDITED)                 (UNAUDITED)
--------------------------------------------------------------------------------------
Net sales                                  $105,170                     115,156
Gross profit                                 16,601                      17,441
Operating income (loss)                      (1,189)                        568
Net income (loss)                              (872)                       (162)
--------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================


Recent Developments

         The decline in world crude oil prices continued in December 1998, with the average prices of NYMEX crude oil contracts traded during December reaching the lowest level in well over a decade. However, prices increased significantly in early January 1999, with NYMEX crude oil contracts as of January 11 trading approximately $2 per barrel above the December average.

Results of Operations

         For the fiscal quarter ended November 30, 1998, the Company's Costs of Goods Sold, Gross Profit and Operating Income continued to be negatively affected by the reduction in the valuation of working inventories as a result of falling petroleum prices. The reduction in the valuation of working inventories for the quarter ended November 30, 1998 was approximately $1.4 million, compared to a reduction in valuation of approximately $1.2 million in the fiscal quarter ended November 30, 1997. However, such changes in inventory valuation did not have a material effect on the Company's operating cash flow.

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

         Comparison of Fiscal Quarters ended November 30, 1998 and November 30, 1997

         Net Sales. Net Sales decreased $26.2 million or 12.3% from $213.3 million for the fiscal quarter ended November 30, 1997 to $187.1 million for the fiscal quarter ended November 30, 1998. The decline was due to 27.9% and 26.5% decreases in wholesale and retail petroleum sales prices respectively, partially offset by 16.3% and 5.3% increases in wholesale and retail petroleum volume respectively and by an 8.7% increase in retail merchandise sales. The price decreases were primarily due to lower prices for petroleum products worldwide which accompanied a 29.9% decrease in world crude oil prices, as indicated by average prices of NYMEX crude oil contracts in the fiscal quarter ended November 30, 1998 as compared to average prices of these contracts in the quarter ended November 30, 1997.

         Costs of Goods Sold. Costs of goods sold decreased $24.1 million or 12.9% from $186.1 million for the fiscal quarter ended November 30, 1997 to $162.0 million for the fiscal quarter ended November 30, 1998. This decrease was primarily due to a 29.9% decline in world crude oil prices for the quarter ended November 30, 1998 as compared to crude oil prices for the quarter ended
November 30, 1997. The decline in the Company's costs of goods due to lower world crude oil prices was partially offset by an

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

increase in the volume of crude oil processed at the Company's refinery in the quarter ended November 30, 1998 as compared to the quarter ended
November 30, 1997.

         Operating Expenses. Operating expenses increased $0.6 million or 2.8% from $21.4 million for the fiscal quarter ended November 30, 1997 to $22.0 million for the fiscal quarter ended November 30, 1998. The increase was primarily due to increased retail expenses for sales promotions and environmental expenses. Increased retail environmental expenses were primarily connected with the upgrading of underground storage tanks to new federal standards. Increased retail promotions expenses were primarily in connection with a "frequent fueler" program which has been effective in increasing retail gasoline volume. This program was first introduced in June, 1997 and was extended to include all retail locations in February, 1998.

         Operating Income. Operating income decreased $2.7 million from $5.8 million for the fiscal quarter ended November 30, 1997 to $3.1 million for the fiscal quarter ended November 30, 1998. This was primarily due to lower gross profit in terms of total dollars, as the result of lower industry wide petroleum margins, only partially offset by the Company's higher petroleum sales volumes. However, gross profit increased as a percentage of sales, primarily because of an increase in retail merchandise sales, which historically achieve a higher percentage gross margin than petroleum.

         Other Income/Expense. Net interest expense (interest expense less interest income) increased $0.4 million from $4.5 million for the fiscal quarter ended November 30, 1997 to $4.9 million for the fiscal quarter ended November 30, 1998. The increased net interest expense was due to a decrease in interest income earned, as a result of lower balances of restricted cash and investments. Other income/expense, net changed from an expense of approximately $30,000 for the quarter ended November 30, 1997 to income of approximately $1.0 million for the quarter ended November 30, 1998. This was primarily due to a gain of approximately $1.1 million on the sale of certain assets.

         Income Taxes. The provisions for income taxes for the fiscal quarters ended November 30, 1997 and November 30, 1998 have been computed based upon management's estimate of its annualized effective tax rate of approximately 39.9% and 38.9% respectively.

Liquidity and Capital Resources

         Working capital (current assets minus current liabilities) at November 30, 1998 was $58.3 million and at August 31, 1998 was $57.9 million. The Company's current ratio (current assets divided by current liabilities) was 2.3:1 at November 30, 1998 and was 1.9:1 at August 31, 1998.

         Net cash used in operating activities totaled $7.5 million for the three months ended November 30, 1998 compared to net cash provided by operating activities of $6.0 million for the three months ended November 30, 1997.

         Net cash used in investing activities for purchases of property, plant and equipment totaled $7.0 million and $7.2 million for the three months ended November 30, 1998 and 1997, respectively. For the three months ended November 30, 1998, the Company used $4.0 million of restricted cash, cash equivalents and investments to fund the Company's Capital Improvement Plan.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

         The Company reviews its capital expenditures on an ongoing basis. The Company currently has budgeted approximately $20.0 million for capital expenditures in fiscal 1999 with $3.1 million for the completion of projects relating to underground storage tanks. The remaining $16.9 million for fiscal 1999 is budgeted for the refinery expansion and retail capital improvement program, refinery environmental compliance and routine maintenance. These capital expenditures will be financed in part by the capital expenditure escrow account of $11.3 million. The refinery expansion and retail capital improvement program is expected to be completed in fiscal 1999. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal 1999.

         Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company's bank credit facility with PNC Bank, N.A. as Agent Bank. Although the Company is not aware of any pending circumstances which would change its expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. The Company continues to investigate strategic acquisitions and capital improvements to its existing facilities.

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

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

Date:  January 14, 1999






                                        UNITED REFINING COMPANY
                                        -----------------------
                                        (Registrant)



                                        /s/ Myron L. Turfitt
                                        -----------------------
                                        Myron L. Turfitt
                                        President



                                        /s/ James E. Murphy
                                        -----------------------
                                        James E. Murphy
                                        Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 1999






                                        KIANTONE PIPELINE CORPORATION
                                        -----------------------------
                                        (Registrant)



                                        /s/ Myron L. Turfitt
                                        -----------------------------
                                        Myron L. Turfitt
                                        President



                                        /s/ James E. Murphy
                                        -----------------------------
                                        James E. Murphy
                                        Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 1999






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

Date:  January 14, 1999






                                            KIANTONE PIPELINE COMPANY
                                            -------------------------
                                            (Registrant)



                                            /s/ Myron L. Turfitt
                                            -------------------------
                                            Myron L. Turfitt
                                            President



                                            /s/ James E. Murphy
                                            -------------------------
                                            James E. Murphy
                                            Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 1999






                                          UNITED JET CENTER, INC.
                                          -----------------------
                                          (Registrant)



                                          /s/ Myron L. Turfitt
                                          -----------------------
                                          Myron L. Turfitt
                                          President



                                          /s/ James E. Murphy
                                          -----------------------
                                          James E. Murphy
                                          Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 1999






                                          KWIK-FILL, INC.
                                          -----------------------
                                          (Registrant)



                                          /s/ Myron L. Turfitt
                                          -----------------------
                                          Myron L. Turfitt
                                          President



                                          /s/ James E. Murphy
                                          -----------------------
                                          James E. Murphy
                                          Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 1999





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

Date:  January 14, 1999






                                                    BELL OIL CORP.
                                                    -----------------------
                                                    (Registrant)



                                                    /s/ Myron L. Turfitt
                                                    -----------------------
                                                    Myron L. Turfitt
                                                    President



                                                    /s/ James E. Murphy
                                                    -----------------------
                                                    James E. Murphy
                                                    Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 1999






                                           PPC, INC.
                                           -----------------------
                                           (Registrant)



                                           /s/ Myron L. Turfitt
                                           -----------------------
                                           Myron L. Turfitt
                                           President



                                           /s/ James E. Murphy
                                           -----------------------
                                           James E. Murphy
                                           Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 1999






                                             SUPER TEST PETROLEUM, INC.
                                             --------------------------
                                             (Registrant)



                                             /s/ Myron L. Turfitt
                                             --------------------------
                                             Myron L. Turfitt
                                             President



                                             /s/ James E. Murphy
                                             --------------------------
                                             James E. Murphy
                                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 1999






                                           KWIK-FIL, INC.
                                           -----------------------
                                           (Registrant)



                                           /s/ Myron L. Turfitt
                                           -----------------------
                                           Myron L. Turfitt
                                           President



                                           /s/ James E. Murphy
                                           -----------------------
                                           James E. Murphy
                                           Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 1999






                                         VULCAN ASPHALT REFINING CORPORATION
                                         -----------------------------------
                                         (Registrant)



                                         /s/ Myron L. Turfitt
                                         -----------------------------------
                                         Myron L. Turfitt
                                         President



                                         /s/ James E. Murphy
                                         -----------------------------------
                                         James E. Murphy
                                         Chief Financial Officer