Form 10-Q
period 1999-02-28
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 1999-04-14
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 28, 1999

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------   ---------------------

                          Commission File No. 333-35083
                                              ---------

                             UNITED REFINING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                             25-1411751
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


15 Bradley Street
-----------------

Warren, Pennsylvania                                                    16365
---------------------                                                 ----------
(address of principal                                                 (Zip Code)
executive office)

Registrant's telephone number, including area code                  814-726-4674
                                                                    ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X      No
                             -------       -------

Number of shares outstanding of Registrant's Common Stock as of
April 14, 1999:                                                         100.

    -----------------------------------------------------------------------------------------------------------------------------
                                                   TABLE OF ADDITIONAL REGISTRANTS
    -----------------------------------------------------------------------------------------------------------------------------

                                                                      Primary Standard
                                              State of Other             Industrial          IRS Employer
                                              Jurisdiction of          Classification       Identification        Commission
                    Name                       Incorporation               Number               Number            File Number
    -----------------------------------------------------------------------------------------------------------------------------
    Kiantone Pipeline Corporation                New York                   4612              25-1211902         333-35083-01
    -----------------------------------------------------------------------------------------------------------------------------
    Kiantone Pipeline Company                  Pennsylvania                 4600              25-1416278         333-35083-03
    -----------------------------------------------------------------------------------------------------------------------------
    United Refining Company of                 Pennsylvania                 5541              25-0850960         333-35083-02
    Pennsylvania
    -----------------------------------------------------------------------------------------------------------------------------
    United Jet Center, Inc.                      Delaware                   4500              52-1623169         333-35083-06
    -----------------------------------------------------------------------------------------------------------------------------
    Kwik-Fill, Inc.                            Pennsylvania                 5541              25-1525543         333-35083-05
    -----------------------------------------------------------------------------------------------------------------------------
    Independent Gas and Oil Company of           New York                   5170              06-1217388         333-35083-11
    Rochester, Inc.
    -----------------------------------------------------------------------------------------------------------------------------
    Bell Oil Corp.                               Michigan                   5541              38-1884781         333-35083-07
    -----------------------------------------------------------------------------------------------------------------------------
    PPC, Inc.                                      Ohio                     5541              31-0821706         333-35083-08
    -----------------------------------------------------------------------------------------------------------------------------
    Super Test Petroleum, Inc.                   Michigan                   5541              38-1901439         333-35083-09
    -----------------------------------------------------------------------------------------------------------------------------
    Kwik-Fil, Inc.                               New York                   5541              25-1525615         333-35083-04
    -----------------------------------------------------------------------------------------------------------------------------
    Vulcan Asphalt Refining Corporation          Delaware                   2911              23-2486891         333-35083-10
    -----------------------------------------------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES


                                      INDEX

================================================================================



         PART I.    FINANCIAL INFORMATION                                                  PAGE(S)

         Item 1.    Financial Statements

                    Consolidated Balance Sheets -
                    February 28, 1999 and August 31, 1998                                     4

                    Consolidated Statements of Operations -
                    Six Months and Quarters Ended February 28, 1999 and 1998                  5

                    Consolidated Statements of Cash Flows -
                    Six Months Ended February 28, 1999 and 1998                               6

                    Notes to Consolidated Financial Statements                              7-8

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                          9-13

        PART II.    OTHER INFORMATION                                                        14

PART 1 -- FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

================================================================================

                                                                             FEBRUARY 28,
                                                                                 1999      AUGUST 31,
                                                                              (UNAUDITED)    1998
----------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
     Cash and cash equivalents                                                 $  7,756     $ 26,400
     Accounts receivable, net                                                    21,001       27,017
     Inventories                                                                 61,391       55,124
     Prepaid expenses and other assets                                           11,372        7,727
     Deferred income taxes                                                        5,024        5,024
----------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                 106,544      121,292
----------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
     Cost                                                                       265,791      256,895
     Less:  accumulated depreciation                                             62,558       58,918
----------------------------------------------------------------------------------------------------
           NET PROPERTY, PLANT AND EQUIPMENT                                    203,233      197,977
----------------------------------------------------------------------------------------------------
RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS                              9,892       15,289
DEFERRED FINANCING COSTS, NET                                                     6,800        7,244
OTHER ASSETS                                                                        713          777
----------------------------------------------------------------------------------------------------
                                                                               $327,182     $342,579
----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT:
     Revolving credit facility                                                 $ 14,000           --
     Current installments of long-term debt                                         256          283
     Accounts payable                                                            19,600       25,298
     Accrued liabilities                                                         11,241       11,823
     Sales, use and fuel taxes payable                                           11,648       26,026
----------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                             56,745       63,430
LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                                      200,870      201,026
DEFERRED INCOME TAXES                                                            14,125       16,889
DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                           2,097        2,205
DEFERRED RETIREMENT BENEFITS                                                     12,974       12,350
OTHER NONCURRENT LIABILITIES                                                      2,289        1,442
----------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                    289,100      297,342
----------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
     Common stock, $.10 par value per share - shares authorized
           100; issued and outstanding 100                                           --           --
     Additional paid-in capital                                                   7,150        7,150
     Retained earnings                                                           30,932       38,087
----------------------------------------------------------------------------------------------------
           TOTAL STOCKHOLDER'S EQUITY                                            38,082       45,237
----------------------------------------------------------------------------------------------------
                                                                               $327,182     $342,579
----------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS-- (UNAUDITED)
                                 (in thousands)

=============================================================================================================
                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              FEBRUARY 28,                  FEBRUARY 28,
                                                           --------------------------------------------------
                                                           1999           1998          1999           1998
-------------------------------------------------------------------------------------------------------------
NET SALES                                              $ 144,662      $ 163,263      $ 331,754      $ 376,565
COSTS OF GOODS SOLD                                      127,995        154,314        290,037        340,435
-------------------------------------------------------------------------------------------------------------
      GROSS PROFIT                                        16,667          8,949         41,717         36,130
-------------------------------------------------------------------------------------------------------------
EXPENSES:
      Selling, general and administrative expenses        19,570         18,177         39,194         37,293
      Depreciation and amortization expenses               2,356          2,273          4,712          4,547
-------------------------------------------------------------------------------------------------------------
            TOTAL OPERATING EXPENSES                      21,926         20,450         43,906         41,840
-------------------------------------------------------------------------------------------------------------
            OPERATING LOSS                                (5,259)       (11,501)        (2,189)        (5,710)
-------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
      Interest income                                        228            760            743          1,714
      Interest expense                                    (5,456)        (5,508)       (10,891)       (11,016)
      Other, net                                            (421)           314            536            284
-------------------------------------------------------------------------------------------------------------
                                                          (5,649)        (4,434)        (9,612)        (9,018)
-------------------------------------------------------------------------------------------------------------
            LOSS BEFORE INCOME TAX BENEFIT               (10,908)       (15,935)       (11,801)       (14,728)
INCOME TAX BENEFIT                                        (4,299)        (6,378)        (4,646)        (5,896)
-------------------------------------------------------------------------------------------------------------
NET LOSS                                               $  (6,609)     $  (9,557)     $  (7,155)     $  (8,832)
=============================================================================================================


          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES


              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (UNAUDITED)
                                 (IN THOUSANDS)


===============================================================================================
                                                                            SIX MONTHS ENDED
                                                                              FEBRUARY 28,
                                                                        -----------------------
                                                                           1999          1998
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                          $ (7,155)     $ (8,832)
      Adjustments to reconcile net loss to net cash
            used in operating activities:
              Depreciation and amortization                                5,046         4,870
              Post-retirement benefits                                       624           562
              Change in deferred income taxes                             (2,764)       (5,894)
              (Gain) loss on asset dispositions                             (918)           33
              Cash used in working capital items                         (23,623)      (10,029)
              Other, net                                                     (19)         (171)
-----------------------------------------------------------------------------------------------
                         TOTAL ADJUSTMENTS                               (21,654)      (10,629)
-----------------------------------------------------------------------------------------------
                         NET CASH USED IN OPERATING ACTIVITIES           (28,809)      (19,461)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Decrease in restricted cash, cash equivalents and investments        5,397        12,838
      Additions to property, plant and equipment                         (11,189)      (14,062)
      Proceeds from asset dispositions                                     2,140           560
-----------------------------------------------------------------------------------------------
                         NET CASH USED IN INVESTING ACTIVITIES            (3,652)         (664)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings on revolving credit facility                         14,000        14,000
      Principal reductions of long-term debt                                (183)         (109)
      Deferred financing costs                                                --          (283)
-----------------------------------------------------------------------------------------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES        13,817        13,608
-----------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (18,644)       (6,517)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            26,400        11,024
-----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  7,756      $  4,507
===============================================================================================
CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
      Accounts receivable, net                                          $  6,016      $  8,070
      Inventories                                                         (6,267)       (4,544)
      Prepaid expenses and other assets                                   (3,645)         (911)
      Accounts payable                                                    (5,698)       (6,725)
      Accrued liabilities                                                    349        (3,970)
      Sales, use and fuel taxes payable                                  (14,378)       (1,949)
-----------------------------------------------------------------------------------------------
            TOTAL CHANGE                                                $(23,623)     $(10,029)
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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

-------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION           The accompanying unaudited consolidated
                                    financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
                                    Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
                                    (consisting of only normal recurring
                                    accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ending August 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Form 10-K filing dated
                                    November 30, 1998.

2.  CREDIT FACILITY                 The Company's revolving credit facility
                                    contains certain covenants which provide for the maintenance of a minimum net worth and fixed charges. As of February 28, 1999, the Company was not in compliance with the minimum net worth ratio contained in its revolving credit agreement. The Company has received a waiver from the banks for this period.

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

                                    Total comprehensive income for the three and six month periods ended February 28, 1999 and 1998 is the same as the reported net income.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

-------------------------------------------------------------------------------


4.  SUBSIDIARY GUARANTORS           Summarized financial information for the
                                    Company's wholly owned subsidiary guarantors is as follows:


                                FEBRUARY 28, 1999
                                   (UNAUDITED)       AUGUST 31, 1998
         -----------------------------------------------------------
         Current assets             $ 40,923            $ 39,901
         Noncurrent assets            79,080              73,666
         Current liabilities         112,207             103,977
         Noncurrent liabilities       10,752              10,651
         -----------------------------------------------------------



                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                FEBRUARY 28,                  FEBRUARY 28,
                        -------------------------------------------------------
                            1999          1998           1999           1998
     --------------------------------------------------------------------------
     Net sales          $  96,516      $ 101,773      $ 201,686      $ 216,929
     Gross profit          17,528         15,333         34,129         32,774
     Operating loss          (125)        (1,625)        (1,314)        (1,057)
     Net loss              (1,134)        (1,807)        (2,006)        (1,969)
     --------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

Recent Developments

         The long decline in world crude oil prices continued into the fiscal quarter ended February 28, 1999, with the average prices of NYMEX crude oil contracts traded for January 1999 reaching the lowest level in well over a decade. However, prices increased significantly thereafter with NYMEX crude oil contracts for April 1999 averaging more than $2.30 per barrel above the January average. These increases in crude oil prices were accompanied by corresponding increases in contract prices for refined petroleum products. Such increases in crude and petroleum prices tend to increase the Company's wholesale margins, as refined products are produced and sold from crude oil purchased approximately one month earlier at significantly lower prices.

Results of Operations

         For the six months ended February 28, 1999, the Company's results were negatively impacted by industry wide petroleum margins which were among the lowest in the past ten years. These were partially offset by higher retail petroleum and merchandise sales volume and by increased refinery efficiency due to installation of refinery improvements in May 1998.

         For the six months ended February 28, 1999, Costs of Goods Sold, Gross Profit and Operating Income continued to be negatively affected by the reduction in the valuation of working inventories as a result of falling petroleum prices, but to a much lesser extent than was the case in the six months ended February 28, 1998. The reduction in the valuation of working inventories for the six months ended February 28, 1999 was approximately $2.8 million compared to a reduction in valuation of $9.5 million for the six months ended February 28, 1998. However, such changes in inventory valuation did not have a material effect on the Company's operating cash flow.

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

         Comparison of Fiscal Quarters ended February 28, 1999 and February 28, 1998

         Net Sales. Net sales decreased $18.6 million or 11.4% from $163.3 million for the fiscal quarter ended February 28, 1998 to $144.7 million for the fiscal quarter ended February 28, 1999. The decline was due to 29.9% and 26.1% decreases in wholesale and retail petroleum sales prices, respectively, partially offset by 12.5% and 5.2% increases in wholesale and retail petroleum volume, respectively, and by a 23.8% increase in retail merchandise sales. The price decreases were primarily due to lower prices

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

for petroleum products worldwide which accompanied a 33.3% decrease in world crude oil prices, as indicated by average prices of NYMEX crude oil contracts for the fiscal quarter ended February 28, 1999 as compared to average prices of these contracts for the quarter ended February 28, 1998. Increases in wholesale volume were primarily due to higher refinery runs, while increased retail petroleum and merchandise volumes were in large part the result of the ongoing program for retail upgrades.

         Costs of Goods Sold. Costs of goods sold decreased $26.3 million or 17.1% from $154.3 million for the fiscal quarter ended February 28, 1998 to $128.0 million for the fiscal quarter ended February 28, 1999. This decrease was primarily due to the decline in world crude oil prices for the quarter ended February 28, 1999 as compared to crude oil prices for the quarter ended February 28, 1998 and to a smaller negative impact on costs of goods sold from changes in the working inventory valuation in the quarter ended February 28, 1999 than in the quarter ended February 28, 1998. The decline in costs of goods due to these factors was partially offset by an increase in the volume of crude oil processed. The change in the impact of the working inventory valuation on costs of goods was primarily responsible for the increase in gross profit.

         Operating Expenses. Operating expenses increased $1.5 million or 7.2% from $20.4 million for the fiscal quarter ended February 28, 1998 to $21.9 million for the fiscal quarter ended February 28, 1999. Contributing to the increase were higher retail expenses for sales promotion and environmental expenses. Increased retail environmental expenses were primarily connected with the upgrading of underground storage tanks to new federal standards. The Company's program of underground tank upgrades was completed in the quarter ended February 28, 1999 as mandated by federal regulations. Increased retail promotion expenses were primarily in connection with a "frequent fueler" program which has been effective in increasing retail gasoline volume.

         Operating Income. Operating income increased $6.2 million from an $11.5 million operating loss for the fiscal quarter ended February 28, 1998 to a $5.3 million operating loss for the fiscal quarter ended February 28, 1999. This improvement was due to the increase in gross profit, partially offset by an increase in operating expense.

         Interest Expense. Net interest expense (interest expense less interest income) increased $0.5 million from $4.7 million for the fiscal quarter ended February 28, 1998 to $5.2 million for the fiscal quarter ended February 28, 1999. The increased net interest expense was due to a decrease in interest income earned, as a result of lower balances of restricted cash and investments.

         Income Taxes. The provisions for income taxes for the fiscal quarters ended February 28, 1998 and February 28, 1999 have been computed based upon management's estimate of its annualized effective tax rate of approximately 40.0% and 39.4% respectively.

         Comparison of the Six Months ended February 28, 1999 and February 28, 1998

         Net Sales. Net sales decreased $44.8 million or 11.9% from $376.6 million for the six months ended February 28, 1998 to $331.8 million for the six months ended February 28, 1999. The decline was due to 28.6% and 26.3% decreases in wholesale and retail petroleum sales prices, respectively, partially

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================


offset by 14.7% and 5.2% increases in wholesale and retail petroleum volume, respectively, and by a 15.9% increase in retail merchandise sales. The price decreases were primarily due to lower prices for petroleum products worldwide which accompanied a 31.5% decrease in world crude oil prices, as indicated by average prices of NYMEX crude oil contracts for the six months ended February 28, 1999 as compared to average prices of these contracts for the six months ended February 28, 1998. Increases in wholesale volume were primarily due to higher refinery runs, while increased retail petroleum and merchandise volumes were in large part the result of the ongoing program of retail upgrades.

         Costs of Goods Sold. Costs of goods sold decreased $50.4 million or 14.8% from $340.4 million for the six months ended February 28, 1998 to $290.0 million for the six months ended February 28, 1999. This decrease was primarily due to the decline in world crude oil prices for the six months ended February 28, 1999 as compared to crude oil prices for the six months ended February 28, 1998 and to a smaller negative impact on costs of goods sold from changes in the working inventory valuation in the six months ended February 28, 1999 than in the six months ended February 28, 1998. The decline in the Company's costs of goods due to these factors was partially offset by an increase in the volume of crude oil processed. The gross profit increased $5.6 million for the six months ended February 28, 1999 as compared to the six months ended February 28, 1998. This increase was due to the $6.8 million change in the impact of the working inventory valuation on costs of goods, partially offset by lower industry-wide petroleum margins.

         Operating Expenses. Operating expenses increased $2.1 million or 4.9% from $41.8 million for the six months ended February 28, 1998 to $43.9 million for the six months ended February 28, 1999. Contributing to the increase were higher retail expenses for sales promotion and environmental expenses. Increased retail environmental expenses were primarily connected with the upgrading of underground storage tanks to new federal standards. The Company's program of underground tank upgrades was completed during the six months ended February 28, 1999 as mandated by federal regulations. Increased retail promotion expenses were primarily in connection with a "frequent fueler" program which has been effective in increasing retail gasoline volume.

         Operating Income. Operating income increased $3.5 million from a $5.7 million operating loss for the six months ended February 28, 1998 to a $2.2 million operating loss for the six months ended February 28, 1999. This improvement was due to the increase in gross profit, partially offset by an increase in operating expense.

         Interest Expense. Net interest expense (interest expense less interest income) increased $0.8 million from $9.3 million for the six months ended February 28, 1998 to $10.1 million for the six months ended February 28, 1999. The increased net interest expense was due to a decrease in interest income earned, as the result of lower balances of restricted cash and investments.

         Income Taxes. The provisions for income taxes for the six months ended February 28, 1998 and February 28, 1999 have been computed based upon management's estimate of its annualized effective tax rate of approximately 40.0% and 39.4% respectively.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

Liquidity and Capital Resources

         Working capital (current assets minus current liabilities) at February 28, 1999 was $49.8 million and at August 31, 1998 was $57.9 million. The Company's current ratio (current assets divided by current liabilities) was 1.9:1 at February 28, 1999 and 1.9:1 at August 31, 1998.

         Net cash used in operating activities totaled $28.8 million for the six months ended February 28, 1999 compared to net cash used in operating activities of $19.5 million for the six months ended February 28, 1998.

         Net cash used in investing activities for purchases of property, plant and equipment totaled $11.2 million and $14.1 million for the six months ended February 28, 1999 and 1998, respectively. For the six months ended February 28, 1999, the Company used $5.4 million of restricted cash, cash equivalents and investments to fund the Company's Capital Improvement Plan compared to $12.8 million for the six months ended February 28, 1998.

         Net cash provided by financing activities was $13.8 million for the six months ended February 28, 1999 compared to cash provided of $13.6 million for the six months ended February 28, 1998. The cash was provided by net borrowings on the Company's revolving credit facility of $14 million. As of February 28, 1999, the Company was in default of the minimum net worth covenant. The bank has granted the Company a waiver for this default.

         The Company reviews its capital expenditures on an ongoing basis. The Company currently has budgeted approximately $20.0 million for capital expenditures in fiscal 1999. As of February 28, 1999, the capital expenditure escrow account balance was $9.9 million. Of this balance, approximately $2.3 million is reserved for refining projects and $7.6 million is reserved for retail projects. The refinery and retail capital improvement program is expected to be completed by August 31, 1999. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal 1999.

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

         The Company is examining all areas of our business to ensure Year 2000 readiness, including computer hardware and software applications. The Company is addressing Year 2000 issues primarily with internal resources to ensure that the transition to the Year 2000 will not disrupt the Company's operations. The Company anticipates that essentially all of its systems will be compliant by calendar year end 1999, including its non-information technology systems. In addition, the Company has communicated with and evaluated the systems of its customers, suppliers, financial institutions and others with which it does business to identify any Year 2000 issues. Costs incurred by the Company to date to implement its plan have not been material and are not expected to have a material effect on the Company's financial condition or results of operations. There can be no assurance, however, that the Year 2000 issue will not adversely affect the Company and its business.

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

Date:  April 14, 1999






                                 UNITED REFINING COMPANY
                                 ----------------------------------------------
                                 (Registrant)



                                 /s/ Myron L. Turfitt
                                 ----------------------------------------------
                                 Myron L. Turfitt
                                 President



                                 /s/ James E. Murphy
                                 ----------------------------------------------
                                 James E. Murphy
                                 Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1999






                                 KIANTONE PIPELINE CORPORATION
                                 ----------------------------------------------
                                 (Registrant)



                                 /s/ Myron L. Turfitt
                                 ----------------------------------------------
                                 Myron L. Turfitt
                                 President



                                 /s/ James E. Murphy
                                 ----------------------------------------------
                                 James E. Murphy
                                 Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1999






                                 UNITED REFINING COMPANY OF PENNSYLVANIA
                                 ----------------------------------------------
                                 (Registrant)



                                 /s/ Myron L. Turfitt
                                 ----------------------------------------------
                                 Myron L. Turfitt
                                 President



                                 /s/ James E. Murphy
                                 ----------------------------------------------
                                 James E. Murphy
                                 Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1999






                                 KIANTONE PIPELINE COMPANY
                                 ----------------------------------------------
                                 (Registrant)



                                 /s/ Myron L. Turfitt
                                 ----------------------------------------------
                                 Myron L. Turfitt
                                 President



                                 /s/ James E. Murphy
                                 ----------------------------------------------
                                 James E. Murphy
                                 Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1999






                                 UNITED JET CENTER, INC.
                                 ----------------------------------------------
                                 (Registrant)



                                 /s/ Myron L. Turfitt
                                 ----------------------------------------------
                                 Myron L. Turfitt
                                 President



                                 /s/ James E. Murphy
                                 ----------------------------------------------
                                 James E. Murphy
                                 Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1999






                                 KWIK-FILL, INC.
                                 ----------------------------------------------
                                 (Registrant)



                                 /s/ Myron L. Turfitt
                                 ----------------------------------------------
                                 Myron L. Turfitt
                                 President



                                 /s/ James E. Murphy
                                 ----------------------------------------------
                                 James E. Murphy
                                 Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1999





                                 INDEPENDENT GASOLINE AND OIL COMPANY OF
                                 ROCHESTER, INC.
                                 ----------------------------------------------
                                 (Registrant)



                                 /s/ Myron L. Turfitt
                                 ----------------------------------------------
                                 Myron L. Turfitt
                                 President



                                 /s/ James E. Murphy
                                 ----------------------------------------------
                                 James E. Murphy
                                 Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1999






                                 BELL OIL CORP.
                                 ----------------------------------------------
                                 (Registrant)



                                 /s/ Myron L. Turfitt
                                 ----------------------------------------------
                                 Myron L. Turfitt
                                 President



                                 /s/ James E. Murphy
                                 ----------------------------------------------
                                 James E. Murphy
                                 Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1999






                                 PPC, INC.
                                 ----------------------------------------------
                                 (Registrant)



                                 /s/ Myron L. Turfitt
                                 ----------------------------------------------
                                 Myron L. Turfitt
                                 President



                                 /s/ James E. Murphy
                                 ----------------------------------------------
                                 James E. Murphy
                                 Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1999






                                 SUPER TEST PETROLEUM, INC.
                                 ----------------------------------------------
                                 (Registrant)



                                 /s/ Myron L. Turfitt
                                 ----------------------------------------------
                                 Myron L. Turfitt
                                 President



                                 /s/ James E. Murphy
                                 ----------------------------------------------
                                 James E. Murphy
                                 Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1999






                                 KWIK-FIL, INC.
                                 ----------------------------------------------
                                 (Registrant)



                                 /s/ Myron L. Turfitt
                                 ----------------------------------------------
                                 Myron L. Turfitt
                                 President



                                 /s/ James E. Murphy
                                 ----------------------------------------------
                                 James E. Murphy
                                 Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 1999






                                 VULCAN ASPHALT REFINING CORPORATION
                                 ----------------------------------------------
                                 (Registrant)



                                 /s/ Myron L. Turfitt
                                 ----------------------------------------------
                                 Myron L. Turfitt
                                 President



                                 /s/ James E. Murphy
                                 ----------------------------------------------
                                 James E. Murphy
                                 Chief Financial Officer