Form 10-Q
period 1999-05-31
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 1999-07-14
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

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

                                 Yes  X      No
                                     ---        ---

Number of shares outstanding of Registrant's Common Stock as of July 14, 1999:
100.

----------------------------------------------------------------------------------------------------------------------------
                                                      TABLE OF ADDITIONAL REGISTRANTS

                                                                  Primary Standard
                                          State of Other             Industrial          IRS Employer
                                          Jurisdiction of          Classification       Identification     Commission File
                Name                       Incorporation              Number                Number              Number
----------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Corporation                New York                   4612              25-1211902         333-35083-01
----------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Company                  Pennsylvania                 4600              25-1416278         333-35083-03
----------------------------------------------------------------------------------------------------------------------------
United Refining Company of                 Pennsylvania                 5541              25-0850960         333-35083-02
Pennsylvania
----------------------------------------------------------------------------------------------------------------------------
United Jet Center, Inc.                      Delaware                   4500              52-1623169         333-35083-06
----------------------------------------------------------------------------------------------------------------------------
Kwik-Fill, Inc.                            Pennsylvania                 5541              25-1525543         333-35083-05
----------------------------------------------------------------------------------------------------------------------------
Independent Gas and Oil Company of           New York                   5170              06-1217388         333-35083-11
Rochester, Inc.
----------------------------------------------------------------------------------------------------------------------------
Bell Oil Corp.                               Michigan                   5541              38-1884781         333-35083-07
----------------------------------------------------------------------------------------------------------------------------
PPC, Inc.                                      Ohio                     5541              31-0821706         333-35083-08
----------------------------------------------------------------------------------------------------------------------------
Super Test Petroleum, Inc.                   Michigan                   5541              38-1901439         333-35083-09
----------------------------------------------------------------------------------------------------------------------------
Kwik-Fil, Inc.                               New York                   5541              25-1525615         333-35083-04
----------------------------------------------------------------------------------------------------------------------------
Vulcan Asphalt Refining Corporation          Delaware                   2911              23-2486891         333-35083-10
----------------------------------------------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES


                                      INDEX

================================================================================


    PART I.    FINANCIAL INFORMATION                                    PAGE(S)
    --------------------------------

    Item 1.    Financial Statements

               Consolidated Balance Sheets -
               May 31, 1999 and August 31, 1998                            4

               Consolidated Statements of Operations -
               Nine Months and Quarters Ended May 31, 1999 and 1998        5

               Consolidated Statements of Cash Flows -
               Nine Months Ended May 31, 1999 and 1998                     6

               Notes to Consolidated Financial Statements                7-8

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations            9-14

    PART II.   OTHER INFORMATION                                          15
    ----------------------------

PART 1 -- FINANCIAL INFORMATION
-------------------------------

      ITEM 1.  FINANCIAL STATEMENTS

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (IN THOUSANDS)

======================================================================================================
                                                                          MAY 31,
                                                                           1999           AUGUST 31,
                                                                        (UNAUDITED)          1998
------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
     Cash and cash equivalents                                           $ 11,705          $ 26,400
     Accounts receivable, net                                              32,241            27,017
     Inventories                                                           78,881            55,124
     Prepaid expenses and other assets                                      9,189             7,727
     Deferred income taxes                                                  5,024             5,024
------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                           137,040           121,292
------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
     Cost                                                                 271,224           256,895
     Less:  accumulated depreciation                                       64,633            58,918
------------------------------------------------------------------------------------------------------
           NET PROPERTY, PLANT AND EQUIPMENT                              206,591           197,977
------------------------------------------------------------------------------------------------------
RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS                        7,060            15,289
DEFERRED FINANCING COSTS, NET                                               6,579             7,244
OTHER ASSETS                                                                7,163               777
------------------------------------------------------------------------------------------------------
                                                                         $364,433          $342,579
======================================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT:
     Revolving credit facility                                           $ 27,500          $     --
     Current installments of long-term debt                                   247               283
     Accounts payable                                                      21,908            25,298
     Accrued liabilities                                                   16,036            11,823
     Sales, use and fuel taxes payable                                     15,698            26,026
------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                       81,389            63,430
LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                                200,815           201,026
DEFERRED INCOME TAXES                                                      18,647            16,889
DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                     2,044             2,205
DEFERRED RETIREMENT BENEFITS                                               13,721            12,350
OTHER NONCURRENT LIABILITIES                                                  468             1,442
------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                              317,084           297,342
------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
     Common stock, $.10 par value per share - shares authorized
           100; issued and outstanding 100                                     --                --
     Additional paid-in capital                                             7,150             7,150
     Retained earnings                                                     40,199            38,087
------------------------------------------------------------------------------------------------------
           TOTAL STOCKHOLDER'S EQUITY                                      47,349            45,237
------------------------------------------------------------------------------------------------------
                                                                         $364,433          $342,579
======================================================================================================

          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
               -------------------------------------
                                 (IN THOUSANDS)

=====================================================================================================================
                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               MAY 31,                         MAY 31,
                                                       --------------------------------------------------------------
                                                          1999            1998             1999             1998
---------------------------------------------------------------------------------------------------------------------
NET SALES                                               $185,313         $175,246         $517,067         $551,811
COSTS OF GOODS SOLD                                      152,468          152,541          442,059          492,976
---------------------------------------------------------------------------------------------------------------------
        GROSS PROFIT                                      32,845           22,705           75,008           58,835
---------------------------------------------------------------------------------------------------------------------
EXPENSES:
    Selling, general and administrative expenses          17,939           19,186           57,133           56,479
    Depreciation and amortization expenses                 2,358            2,273            7,070            6,820
---------------------------------------------------------------------------------------------------------------------
        TOTAL OPERATING EXPENSES                          20,297           21,459           64,203           63,299
---------------------------------------------------------------------------------------------------------------------
        OPERATING INCOME/(LOSS)                           12,548            1,246           10,805           (4,464)
---------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
    Interest income                                          162              560              905            2,274
    Interest expense                                      (5,654)          (5,649)         (16,545)         (16,665)
    Other, net                                               (78)               1              458              285
---------------------------------------------------------------------------------------------------------------------
                                                          (5,570)          (5,088)         (15,182)         (14,106)
---------------------------------------------------------------------------------------------------------------------
        INCOME/(LOSS) BEFORE INCOME TAX                    6,978           (3,842)          (4,377)         (18,570)
INCOME TAX EXPENSE (BENEFIT)                               2,764           (1,528)          (1,706)          (7,424)
---------------------------------------------------------------------------------------------------------------------
INCOME/(LOSS) BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                      4,214           (2,314)          (2,671)         (11,146)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
    NET OF TAXES OF $3,122                                 4,783               --            4,783               --
---------------------------------------------------------------------------------------------------------------------
NET INCOME/(LOSS)                                       $  8,997         $ (2,314)        $  2,112         $(11,146)
=====================================================================================================================

          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (UNAUDITED)
              -------------------------------------
                                 (IN THOUSANDS)

==================================================================================================
                                                                            NINE MONTHS ENDED
                                                                                 MAY 31,
                                                                         -------------------------
                                                                           1999           1998
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income/(loss)                                                   $  2,112        $(11,146)
     Adjustments to reconcile net income/(loss) to net cash
                used in operating activities:
           Cumulative effect of accounting change                          (7,905)             --
           Depreciation and amortization                                    9,295           7,295
           Post-retirement benefits                                         1,371           1,372
           Change in deferred income taxes                                  1,758          (8,582)
           (Gain) loss on asset dispositions                                 (906)             33
           Cash used in working capital items                             (41,107)         (2,300)
           Other, net                                                         (18)           (121)
--------------------------------------------------------------------------------------------------
                TOTAL ADJUSTMENTS                                         (37,512)         (2,303)
--------------------------------------------------------------------------------------------------
                NET CASH USED IN OPERATING ACTIVITIES                     (35,400)        (13,449)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in restricted cash, cash equivalents and investments          8,229          18,768
     Additions to property, plant and equipment                           (17,216)        (22,917)
     Proceeds from asset dispositions                                       2,439             560
--------------------------------------------------------------------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                      (6,548)         (3,589)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on revolving credit facility                           27,500          12,000
     Proceeds from issuance of long term debt                                  --             156
     Principal reductions of long-term debt                                  (247)           (164)
     Deferred financing costs                                                  --            (283)
--------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                  27,253          11,709
--------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (14,695)         (5,329)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             26,400          11,024
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 11,705        $  5,695
==================================================================================================
CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
     Accounts receivable, net                                            $ (5,224)       $  2,061
     Inventories                                                          (23,757)          5,953
     Prepaid expenses and other assets                                     (1,462)            956
     Accounts payable                                                      (3,390)        (13,272)
     Accrued liabilities                                                    3,054           1,556
     Sales, use and fuel taxes payable                                    (10,328)            446
--------------------------------------------------------------------------------------------------
           TOTAL CHANGE                                                  $(41,107)       $ (2,300)
==================================================================================================

          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

1.  BASIS OF PRESENTATION          The accompanying unaudited consolidated
                                   financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.
                                   Operating results for the three and nine month periods ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ending August
                                   31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Form 10-K filing dated
                                   November 30, 1998.

2.  ACCOUNTING CHANGE              Effective March 1, 1999, the Company changed
                                   its method of accounting for major
                                   maintenance turnarounds and recorded a $4.8
                                   million credit, net of income taxes of $3.1 million as the cumulative effect change as of September 1, 1998. Under the new accounting principle, the Company defers the cost of turnarounds when incurred and amortizes the costs to operations on a straight-line basis over the period of benefit. Previously, turnaround costs were estimated and accrued and charged to operations over the period preceding the next scheduled turnaround. The change was due to the increasingly difficult estimation process of determining the accurate costs charged to operations, due in part to the numerous and ever changing environmental rules and regulations. This change enables the Company to more accurately charge costs to production over the period most clearly benefited by the turnaround.

                                   Pro forma amounts assuming the new accounting method is applied retroactively are as follows (in thousands):

                                    THREE MONTHS ENDED                             NINE MONTHS ENDED
                                       MAY 31, 1998                                   MAY 31, 1998
                       ----------------------------------------------------------------------------------------
                         As reported            Proforma adjusted        As reported          Proforma adjusted
      Pretax loss         $(3,842)                  $(3,642)              $(18,570)              $(17,997)
      Net loss            $(2,314)                  $(2,194)              $(11,146)              $(10,802)

                                   The effect of this change on the prior
                                   quarters previously reported are as follows
                                   (in thousands):

                                    THREE MONTHS ENDED                             THREE MONTHS ENDED
                                    NOVEMBER 30, 1998                              FEBRUARY 28, 1999
                       ---------------------------------------------------------------------------------------------
                            As reported         Proforma adjusted        As reported          Proforma adjusted
      --------------------------------------------------------------------------------------------------------------
      Pretax loss             $(893)                 $(734)               $(10,908)               $(10,621)
      Net loss                $(546)                 $(450)               $( 6,609)               $( 6,435)

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

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

                                   Total comprehensive income for the three and nine month periods ended May 31, 1999 and 1998 is the same as the reported net income.

4.  SUBSIDIARY GUARANTORS          Summarized financial information for the
                                   Company's wholly owned subsidiary guarantors is as follows (in thousands):

                                                                          MAY 31, 1999
                                                                           (UNAUDITED)             AUGUST 31, 1998
                          -----------------------------------------------------------------------------------------
                          Current assets                                     $ 46,359                     $ 39,901

                          Noncurrent assets                                    82,776
                                                                                                            73,666
                          Current liabilities                                 121,797
                                                                                                           103,977
                          Noncurrent liabilities                               10,484
                                                                                                            10,651
                          -----------------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                       MAY 31,                                MAY 31,
                                         ---------------------------------------------------------------------------
                                               1999                1998                 1999              1998
--------------------------------------------------------------------------------------------------------------------
Net sales                                   $111,887             $109,573             $313,573         $326,502

Gross profit
                                              18,896               15,046               53,182           47,820
Operating income/(loss)
                                               1,247               (2,219)                  90           (3,276)
Net loss
                                                (291)              (1,938)              (2,196)          (3,907)
--------------------------------------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

Recent Developments

         During the month of June 1999, the Company's margins on wholesale gasoline and distillate were negatively affected by worldwide petroleum margins, as indicated by prices of NYMEX contracts for crude oil and petroleum products, which were unusually low for that month. Because of the low June margins, the Company operated its refinery slightly below capacity in June 1999. However, in early July, margins improved sufficiently that the Company expects to return refinery operations to maximum rates in mid July.

Results of Operations

         For the fiscal quarter ended May 31, 1999, the Company's results were significantly affected by a recovery in world crude oil prices, as indicated by prices of NYMEX crude oil contracts, which had reached a low in December 1998, after declining almost continuously since October 1997. During the fiscal quarter ended May 31, 1999, the prices of these contracts increased substantially, with prices of NYMEX crude oil contracts which traded in May 1999 averaging more than $5.50 per barrel higher than those traded in February 1999. These rising crude oil prices, and corresponding increases in product prices, benefited the Company's margins on wholesale gasoline and distillate, as refined products were produced and sold from crude oil purchased approximately one month earlier at significantly lower prices. The Company also benefited from higher refinery operating rates in the fiscal quarter ended May 31, 1999 as compared to the fiscal quarter ended May 31, 1998, when the refinery crude oil distillation unit and certain other processing units had undergone a 22 day scheduled shutdown for maintenance and upgrading.

         For the fiscal quarter ended May 31, 1999, Costs of Goods Sold, Gross Profit and Operating Income benefited from an increase in the valuation of working inventories as a result of rising petroleum prices. The increase in the valuation of working inventories for the fiscal quarter ended May 31, 1999 was approximately $8.8 million compared to an increase in the valuation of approximately $0.7 million for the fiscal quarter ended May 31, 1998. For the nine months ended May 31, 1999, Costs of Goods Sold, Gross Profit, and Operating Income also benefited from an increase in the valuation of working inventories, as the valuation increase in the fiscal quarter ended May 31, 1999 more than offset valuation declines in the two preceding fiscal quarters. The increase in the valuation of working inventories for the nine months ended May 31, 1999 was approximately $5.2 million compared to a reduction in the valuation of working inventories of approximately $8.9 million for the nine months ended May 31, 1998. However, such changes in inventory valuation did not have a material effect on the Company's operating cash flow.

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

         Comparison of Fiscal Quarters ended May 31, 1999 and May 31, 1998

         Net Sales. Net sales increased $10.1 million or 5.7% from $175.2 million for the fiscal quarter ended May 31, 1998 to $185.3 million for the fiscal quarter ended May 31, 1999. The increase was primarily due to a 16.4% increase in wholesale petroleum sales volume and an 18.5% increase in retail merchandise sales, partially offset by a 3.6% decrease in wholesale petroleum prices, and by a 2.8% decrease in retail petroleum sales volume. The increased wholesale volume was primarily due to higher refinery runs in the fiscal quarter ended May 31, 1999 as compared to the fiscal quarter ended May 31, 1998, when certain refinery processing units underwent a scheduled 22 day maintenance shutdown. The decreased retail petroleum volume was due in part to the permanent shutdown of some underperforming retail stations since the fiscal quarter ended May 31, 1998. An additional cause of the decreased retail petroleum volume was a larger number of retail stations shut down for rebuilding or upgrading under the Company's Capital Improvement Plan ("the Plan") during the fiscal quarter ended May 31, 1999 than was the case during the quarter ended May 31, 1998. However, strong gains in merchandise sales at stations previously improved under the Plan enabled the Company in the quarter ended May 31, 1999, to continue to increase merchandise sales versus prior year levels. The decrease in wholesale petroleum prices was primarily the result of lower world petroleum prices, as indicated by NYMEX contract prices, which in the fiscal quarter ended May 31, 1999, despite a significant recovery from the level of the immediately preceding quarter, still averaged lower than for the fiscal quarter ended May 31, 1998.

         Costs of Goods Sold. Costs of goods sold was substantially unchanged at $152.5 million for both the fiscal quarter ended May 31, 1998 and for the fiscal quarter ended May 31, 1999. This was the result of a larger positive impact on costs of goods sold from changes in the working inventory valuation in the quarter ended May 31, 1999 than in the quarter ended May 31, 1998, which offset higher refinery runs for the quarter ended May 31, 1999 as compared to the quarter ended May 31, 1998. The change in the impact of the working inventory valuation on costs of goods sold was the result of a significant increase in world petroleum prices during the quarter ended May 31, 1999.

         Operating Expenses. Operating expenses decreased $1.2 million or 5.4% from $21.5 million for the fiscal quarter ended May 31, 1998 to $20.3 million for the fiscal quarter ended May 31, 1999. The decrease was primarily due to reductions in contract service fees and in retail wages, partially offset by increased retail promotion expenses. The reduction in contract service fees was primarily due to a reduction in contract services connected with the Plan as implementation of the Plan nears completion. The reduction in retail wages was primarily due to the closure of some nonperforming retail stations. The increased retail promotion expenses were primarily in connection with a "frequent fueler" program which has been effective in increasing retail gasoline volume.

         Operating Income. Operating income increased $11.3 million from $1.2 million for the fiscal quarter ended May 31, 1998 to $12.5 million for the fiscal quarter ended May 31, 1999. This improvement was due to an increase in gross profit and to a decrease in operating expenses. The increased gross profit was primarily the result of higher refinery runs and a larger positive impact on Costs of Goods Sold from changes in the valuation of working inventory.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

         Interest Expense. Net interest expense (interest expense less interest income) increased $0.4 million from $5.1 million for the fiscal quarter ended May 31, 1998 to $5.5 million for the fiscal quarter ended May 31, 1999. The increased net interest expense was due to a decrease in interest income earned, as a result of lower balances of restricted cash and investments.

         Income Taxes. The provisions for income taxes for the fiscal quarters ended May 31, 1998 and May 31, 1999 have been computed based upon management's estimate of its annualized effective tax rate of approximately 39.8% and 39.6% respectively.

         Accounting Change. Effective March 1, 1999, the Company changed its method of accounting for turnaround costs from estimating and accruing costs to income to capitalizing costs incurred and amortizing expenses over the period between turnarounds. This change resulted in a $4.8 million (net of taxes of $3.1 million) adjustment to increase net income.


         Comparison of the Nine Months ended May 31, 1999 and May 31, 1998

         Net Sales. Net sales decreased $34.7 million or 6.3% from $551.8 million for the nine months ended May 31, 1998 to $517.1 million for the nine months ended May 31, 1999. The decline was primarily due to 21.3% and 17.7% decrease in wholesale and retail petroleum sales prices, respectively, partially offset by 15.2% and 2.3% increase in wholesale and retail petroleum volume, respectively, and by a 16.8% increase in retail merchandise sales. The price decreases were primarily due to lower prices for petroleum products worldwide which accompanied a 24.1% decrease in world crude oil prices, as indicated by average prices of NYMEX crude oil contracts for the nine months ended May 31, 1999 as compared to average prices of these contracts for the nine months ended May 31, 1998. Increases in wholesale volume were primarily due to higher refinery runs, while increased retail petroleum and merchandise volumes were in large part the result of the ongoing program of retail upgrades, partially offset by the closure of some underperforming retail stations. The size of the retail petroleum volume increase was limited by retail stations shut down for rebuilding or upgrading, but particularly strong merchandise sales at stations already upgraded allowed excellent merchandise sales gains despite these temporary shutdowns.

         Costs of Goods Sold. Costs of goods sold decreased $50.9 million or 10.3% from $493.0 million for the nine months ended May 31, 1998 to $442.1 million for the nine months ended May 31, 1999. This decrease was primarily due to the decline in world crude oil prices for the nine months ended May 31, 1999 as compared to crude oil prices for the nine months ended May 31, 1998 and to a favorable impact on costs of goods sold from changes in the working inventory valuation in the nine months ended May 31, 1999 versus an unfavorable impact on costs of goods sold in the nine months ended May 31, 1998. The decrease in the Company's costs of goods due to these factors was partially offset by an increase in the volume of crude oil processed.

         Operating Expenses. Operating expenses increased $0.9 million or 1.4% from $63.3 million for the nine months ended May 31, 1998 to $64.2 million for the nine months ended May 31, 1999. The increase was primarily due to higher retail expenses for sales promotion, partially offset by reductions in contract service fees and in retail wages. Increased retail promotion expenses were

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

primarily in connection with a "frequent fueler" program which has been effective in increasing retail gasoline volume. The reduction in contract service fees was primarily due to a reduction in contract services connected with the Capital Improvement Plan as implementation of the Plan nears completion. The reduction in retail wages was primarily due to the closure of some nonperforming retail stations.

         Operating Income. Operating income increased $15.3 million from a $4.5 million operating loss for the nine months ended May 31, 1998 to a $10.8 million operating income for the nine months ended May 31, 1999. This improvement was due to an increase in gross profit, partially offset by an increase in operating expense. The increase in gross profit was primarily the result of higher refinery runs and of a positive impact on Costs of Goods Sold from changes in the valuation of working inventory.

         Interest Expense. Net interest expense (interest expense less interest income) increased $1.2 million from $14.4 million for the nine months ended May 31, 1998 to $15.6 million for the nine months ended May 31, 1999. The increased net interest expense was due to a decrease in interest income earned, as the result of lower balances of restricted cash and investments.

         Income Taxes. The provisions for income taxes for the nine months ended May 31, 1998 and May 31, 1999 have been computed based upon management's estimate of its annualized effective tax rate of approximately 40.0% and 39.0% respectively.

         Accounting Change. Effective March 1, 1999, the Company changed its method of accounting for turnaround costs from estimating and accruing costs to income to capitalizing costs incurred and amortizing expenses over the period between turnarounds. This change resulted in a $4.8 million (net of taxes of $3.1 million) adjustment to increase net income.


Liquidity and Capital Resources

         Working capital (current assets minus current liabilities) at May 31, 1999 was $55.7 million and at August 31, 1998 was $57.9 million. The Company's current ratio (current assets divided by current liabilities) was 1.7:1 at May 31, 1999 and 1.9:1 at August 31, 1998.

         Net cash used in operating activities totaled $35.4 million for the nine months ended May 31, 1999 compared to net cash used in operating activities of $13.4 million for the nine months ended May 31, 1998.

         Net cash used in investing activities for purchases of property, plant and equipment totaled $17.2 million and $22.9 million for the nine months ended May 31, 1999 and 1998, respectively. For the nine months ended May 31, 1999, the Company used $8.2 million of restricted cash, cash equivalents and investments to fund the Company's Capital Improvement Plan compared to $18.8 million for the nine months ended May 31, 1998.

         Net cash provided by financing activities was $27.3 million for the nine months ended May 31, 1999 compared to cash provided of $11.7 million for the nine months ended May 31, 1998. Net borrowings on the Company's revolving credit facility were $27.5 million at May 31, 1999.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

         The Company reviews its capital expenditures on an ongoing basis. The Company currently has budgeted approximately $25.0 million for capital expenditures in fiscal 1999. As of May 31, 1999, the capital expenditure escrow balance was $7.1 million. Of this balance, approximately $2.1 million is reserved for refining projects and $5.0 million is reserved for retail projects. The refinery and retail capital improvement program is expected to be completed by August 31, 1999. Maintenance and non-discretionary capital expenditures have averaged approximately $4.0 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal 1999.

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

Inflation

         The effect of inflation on the Company has not been significant during the last two fiscal years.


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

         The Company is examining all areas of its business to ensure Year 2000 readiness, including computer hardware and software applications. The Company is addressing Year 2000 issues primarily with internal resources to ensure that the transition to the Year 2000 will not disrupt the Company's operations. The Company anticipates that essentially all of its systems will be compliant by calendar year end 1999, including its non-information technology systems. In addition, the Company has communicated with and evaluated the systems of its customers, suppliers, financial institutions and others with which it does business to identify any Year 2000 issues. Costs incurred by the Company to date to implement its plan have not been material and are not expected to have a material effect on the Company's financial condition or results of operations. There can be no assurance, however, that the Year 2000 issue will not adversely affect the Company and its business.

PART II - OTHER INFORMATION
---------------------------

Item 1.       Legal Proceedings
                                None

Item 2.       Changes in Securities
                                None

Item 3.       Defaults upon Senior Securities
                                None

Item 4.       Submission of Matters to a Vote of Security Holders
                                None

Item 5.       Other Information
                                None

Item 6.       Exhibits and Reports on Form 8K

                                (a)   Exhibit 11 - Letter of Independent
                                      Certified Public Accountants Relative to
                                      Accounting Change
                                      Exhibit 27 - Financial Data Schedule
                                (b) No reports on Forms 8-K have been filed for the quarter for which this report is being filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 14, 1999




                                      UNITED REFINING COMPANY
                                      ------------------------------------------
                                      (Registrant)



                                      /s/ MYRON L. TURFITT
                                      ------------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ JAMES E. MURPHY
                                      ------------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 14, 1999



                                      KIANTONE PIPELINE CORPORATION
                                      ------------------------------------------
                                      (Registrant)



                                      /s/ MYRON L. TURFITT
                                      ------------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ JAMES E. MURPHY
                                      ------------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 14, 1999



                                      UNITED REFINING COMPANY OF PENNSYLVANIA
                                      ------------------------------------------
                                      (Registrant)



                                      /s/ MYRON L. TURFITT
                                      ------------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ JAMES E. MURPHY
                                      ------------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 14, 1999




                                      KIANTONE PIPELINE COMPANY
                                      ------------------------------------------
                                      (Registrant)



                                      /s/ MYRON L. TURFITT
                                      ------------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ JAMES E. MURPHY
                                      ------------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 14, 1999



                                      UNITED JET CENTER, INC.
                                      ------------------------------------------
                                      (Registrant)



                                      /s/ MYRON L. TURFITT
                                      ------------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ JAMES E. MURPHY
                                      ------------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 14, 1999



                                      KWIK-FILL, INC.
                                      ------------------------------------------
                                      (Registrant)



                                      /s/ MYRON L. TURFITT
                                      ------------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ JAMES E. MURPHY
                                      ------------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 14, 1999



                                      INDEPENDENT GASOLINE AND OIL COMPANY OF
                                      ROCHESTER, INC.
                                      ------------------------------------------
                                      (Registrant)



                                      /s/ MYRON L. TURFITT
                                      ------------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ JAMES E. MURPHY
                                      ------------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 14, 1999



                                      BELL OIL CORP.
                                      ------------------------------------------
                                      (Registrant)



                                      /s/ MYRON L. TURFITT
                                      ------------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ JAMES E. MURPHY
                                      ------------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 14, 1999




                                      PPC, INC.
                                      ------------------------------------------
                                      (Registrant)



                                      /s/ MYRON L. TURFITT
                                      ------------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ JAMES E. MURPHY
                                      ------------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 14, 1999


                                      SUPER TEST PETROLEUM, INC.
                                      ------------------------------------------
                                      (Registrant)



                                      /s/ MYRON L. TURFITT
                                      ------------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ JAMES E. MURPHY
                                      ------------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 14, 1999



                                      KWIK-FIL, INC.
                                      ------------------------------------------
                                      (Registrant)



                                      /s/ MYRON L. TURFITT
                                      ------------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ JAMES E. MURPHY
                                      ------------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 14, 1999



                                      VULCAN ASPHALT REFINING CORPORATION
                                      ------------------------------------------
                                      (Registrant)



                                      /s/ MYRON L. TURFITT
                                      ------------------------------------------
                                      Myron L. Turfitt
                                      President



                                      /s/ JAMES E. MURPHY
                                      ------------------------------------------
                                      James E. Murphy
                                      Chief Financial Officer