Form 10-K
period 1999-08-31
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 1999-11-29
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR FISCAL YEAR ENDED AUGUST 31, 1999

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from___________to__________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of November 29, 1999, 100 shares of the Registrant's common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant's are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                         TABLE OF ADDITIONAL REGISTRANTS

                                     State of Other           Primary Standard          IRS Employer
                                     Jurisdiction of             Industrial            Identification       Commission File
             Name                     Incorporation        Classification Number           Number                Number
-------------------------------- ------------------------ ------------------------- --------------------- ---------------------
Kiantone Pipeline Corporation    New York                           4612                 25-1211902           333-35083-01
-------------------------------- ------------------------ ------------------------- --------------------- ---------------------
Kiantone Pipeline Company        Pennsylvania                       4600                 25-1416278           333-35083-03
-------------------------------- ------------------------ ------------------------- --------------------- ---------------------
United Refining Company Of       Pennsylvania                       5541                 25-0850960           333-35083-02
Pennsylvania
-------------------------------- ------------------------ ------------------------- --------------------- ---------------------
United Jet Center, Inc.          Delaware                           4500                 52-1623169           333-35083-06
-------------------------------- ------------------------ ------------------------- --------------------- ---------------------
Kwik-Fill, Inc.                  Pennsylvania                       5541                 25-1525543           333-35083-05
-------------------------------- ------------------------ ------------------------- --------------------- ---------------------
Independent Gas and Oil          New York                           5170                 06-1217388           333-35083-11
Company of Rochester, Inc.
-------------------------------- ------------------------ ------------------------- --------------------- ---------------------
Bell Oil Corp.                   Michigan                           5541                 38-1884781           333-35083-07
-------------------------------- ------------------------ ------------------------- --------------------- ---------------------
PPC, Inc.                        Ohio                               5541                 31-0821706           333-35083-08
-------------------------------- ------------------------ ------------------------- --------------------- ---------------------
Super Test Petroleum Inc.        Michigan                           5541                 38-1901439           333-35083-09
-------------------------------- ------------------------ ------------------------- --------------------- ---------------------
Kwik-Fil, Inc.                   New York                           5541                 25-1525615           333-35083-04
-------------------------------- ------------------------ ------------------------- --------------------- ---------------------
Vulcan Asphalt Refining          Delaware                           2911                 23-2486891           333-35083-10
Corporation
-------------------------------- ------------------------ ------------------------- --------------------- ---------------------

ITEM 1.    BUSINESS.

INTRODUCTION

         The Company is a leading integrated refiner and marketer of petroleum products in its primary market area, which encompasses western New York and northwestern Pennsylvania. The Company owns and operates a medium complexity 65,000 barrel per day ("bpd") petroleum refinery in Warren, Pennsylvania where it produces a variety of products, including various grades of gasoline, diesel fuel, kerosene, jet fuel, No. 2 heating oil, and asphalt. The Company sells gasoline and diesel fuel under the "Kwik Fill(R)" brand name at a network of Company-operated retail units. As of August 31, 1999, the Company operated 303 units, 227 of which it owned. For the year ended August 31, 1999 (sometimes referred to as "fiscal 1999"), approximately 60% and 21% of the Company's gasoline and diesel fuel production, respectively, was sold through this network. The Company operates convenience stores at most of its retail units, primarily under the "Red Apple Food Mart(R)" brand name. The Company also sells its petroleum products to long-standing regional wholesale customers.

         For the fiscal year ended August 31, 1999, the Company had total revenues of approximately $757.3 million, of which approximately 53% were derived from gasoline sales, approximately 34% were from sales of other petroleum products and approximately 13% were from sales of non-petroleum products. The Company's capacity utilization rates have ranged from approximately 90% to approximately 101% over the last five years. In fiscal 1999, approximately 73% of the Company's refinery output consisted of higher value products such as gasoline and distillates.

         The Company believes that the location of its 65,000 bpd refinery in Warren, Pennsylvania provides it with a transportation cost advantage over its competitors, which is significant within an approximately 100-mile radius of it's refinery. For example, in Buffalo, New York over its last five fiscal years, the Company has experienced an approximately 2.1 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. The Company owns and operates the Kiantone Pipeline, a 78-mile long crude oil pipeline which connects the refinery to Canadian, U.S. and world crude oil sources through the Enbridge Pipe Line system. Utilizing the storage facilities of the pipeline, the Company is able to blend various grades of crude oil from different suppliers, allowing it to efficiently schedule production while managing feedstock mix and product yields in order to optimize profitability.

         It is the Company's view that the high construction costs and the stringent regulatory requirements inherent in petroleum refinery operations make it uneconomical for new competing refineries to be constructed in the Company's primary market area. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and the Company believes that no significant production from such refinery is currently shipped into its primary market area.

         The Company's primary market area is western New York and northwestern Pennsylvania and its core market area encompasses its Warren County base and the eight contiguous counties in New York and Pennsylvania. The Company's retail gasoline and merchandise sales are split approximately 60% / 40% between rural and urban markets. Margins on gasoline sales are traditionally higher in rural markets, while gasoline sales volume is greater in urban markets. The Company's urban markets include Buffalo, Rochester and Syracuse, New York and Erie, Pennsylvania.

         As of August 31, 1999, the Company operated 303 retail units, of which 171 are located in New York, 123 in Pennsylvania and 9 in Ohio. The Company owned 227 of these units. In fiscal 1999, approximately 60% of the refinery's gasoline production was sold through the Company's retail network. In addition to gasoline, all units sell convenience merchandise, 37 have delicatessens and seven of the units are full-service truck stops. Customers may pay for purchases with credit cards including the Company's own Kwik Fill(R) credit card. In addition to this credit card, the Company maintains a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins. The Company has consolidated its entire retail system under the Red Apple Food Mart(R) and Kwik Fill(R) brand names, providing the chain with a greater regional brand awareness.

         On June 9, 1997, the Company completed the sale (the "Private Offering") of $200 million principal amount 10 3/4% Series A Senior Notes due 2007 to Dillon, Read & Co. Inc. and Bear, Stearns & Co. Inc. in a transaction exempt from registration under the Securities Act of 1933, as amended. Subsequent to this issue, the Company exchanged the Series A Senior Notes for its 10 3/4% Series B Senior Notes due 2007 which were previously registered under the

Securities Act of 1933, as amended. An aggregate of $200 million in principal amount of Series A Senior Notes were exchanged for Series B Senior Notes effective January 16, 1998. The form and terms of the Series B Senior Notes are identical in all material respects to the form and terms of the Series A Senior Notes except that the Series B Senior Notes are registered under the Securities Act and, therefore, do not bear legends restricting the transfer thereof. The Series B Senior Notes do not represent additional indebtedness of the Company and are entitled to the benefits of the Indenture, which is the same Indenture as the one under which the Series A Senior Notes were issued.

         Simultaneously with the consummation of the Private Offering, PNC Bank provided the Company and one of its subsidiaries a new bank credit facility (the "New Bank Credit Facility"). Subject to borrowing base limitations and the satisfaction of customary borrowing conditions, the Company and such subsidiary may borrow up to $35 million under the New Bank Credit Facility.


INDUSTRY OVERVIEW

         The Company is a regional refiner and marketer located primarily in Petroleum Administration for Defense District ("PADD I"). As of January 1, 1999, there were 17 refineries operating in PADD I with a combined crude processing capacity of 1.7 million bpd, representing approximately 10% of U.S. refining capacity. Petroleum product consumption during calendar year 1998 in PADD I averaged 5.7 million bpd, representing approximately 30% of U.S. demand based on industry statistics reported by the U.S. Energy Information Administration (the "EIA"). According to the Lundberg Letter, an industry newsletter, total gasoline consumption in the region grew by approximately 3.0% during 1998 in response to improving economic conditions. Refined petroleum production in PADD I is insufficient to satisfy demand for such products in the region, making PADD I a net importer of such products.

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


BUSINESS STRATEGY

         The Company's goal is to strengthen its position as a leading producer and marketer of high quality refined petroleum products within its primary market area. The Company plans to accomplish this goal through continued attention to optimizing the Company's operations at the lowest possible cost, improving and enhancing the profitability of the Company. More specifically, the Company intends to:

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

REFINING OPERATIONS

         The Company's refinery is located on a 92-acre site in Warren, Pennsylvania. The refinery has a rated capacity of 65,000 bpd of crude oil processing. The refinery averaged saleable production of approximately 59,400 bpd during fiscal 1998 and approximately 65,000 bpd during fiscal 1999. The increase is attributable to greater refinery production since regularly scheduled maintenance turnarounds and concurrent installation of components of the Company's upgrade program occurred during fiscal year 1998. The Company produces three primary petroleum products: gasoline, middle distillates and asphalt. The Company believes its geographic location in the product short PADD I is a marketing advantage. The Company's refinery is located in northwestern Pennsylvania and is geographically distant from the majority of PADD I refining capacity. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and the Company believes that no significant production from such refinery is currently shipped into the Company's primary market area.

         Products

         The Company presently produces two grades of unleaded gasoline, 87-octane regular and 93-octane premium. The Company also blends its 87 and 93 octane gasoline to produce a mid-grade 89 octane. In fiscal 1999, approximately 60% of the Company's gasoline production was sold through its retail network and the remaining 40% of such production was sold to wholesale customers.

         Middle distillates include kerosene, diesel fuel, heating oil (No. 2 oil) and jet fuel. In fiscal 1999 the Company sold approximately 85% of its middle distillate production to wholesale customers and the remaining 15% at its retail units, primarily at its seven truck stops. The Company also produces aviation fuels for commercial airlines (Jet-A) and military aircraft (JP-8).

         The Company optimizes its bottom of the barrel processing by producing asphalt, a higher value alternative to residual fuel oil. Asphalt production as a percentage of all refinery production has increased over the last five fiscal years due to the Company's ability and decision to process a larger amount of less costly higher sulfur content crude oil in order to realize higher overall refining margins.

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

         Blended crude is stored in a tank farm near the refinery, which has a capacity of approximately 200,000 barrels. The blended crude is then brought into the refinery where it is first distilled at low pressure into its component streams in the crude and preflash unit. This yields the following intermediate products: light products consisting of fuel gas components (methane and ethane) and LPG (propane and butane), naphtha or gasoline, kerosene, diesel or heating oil, heavy atmospheric distillate, and crude tower bottoms which are further distilled under vacuum conditions to yield light and heavy vacuum distillates and asphalt. The present capacity of the crude unit is 65,000 bpd.

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

         Raw kerosene or heating oil is treated with hydrogen at a distillate hydrotreater to remove sulfur and make finished kerosene, jet fuels and No. 2 fuel oil. A new distillate hydrotreater built in 1993 also treats raw distillates to produce low sulfur diesel fuel.

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

         The Company's refining configuration allows the processing of a wide variety of crude oil inputs. Historically, its inputs have been of Canadian origin and range from light low sulfur (38 degrees API, 0.5% sulfur) to high sulfur heavy asphaltic (25 degrees API, 2.8% sulfur). The Company's ability to market asphalt enables it to purchase selected heavier crude oils at a lower cost.

The Company's saleable yield has been in excess of 96% for the past five years. The Company attributes this fact in part to its Capital Improvement Program (discussed in detail on page 8) along with its planned refinery turnarounds during fiscal year 1998.

         Supply of Crude Oil

         Even though the Company's crude supply is currently nearly all Canadian, it is not dependent on this source alone. Within 60 days, the Company could shift up to 60% of its crude oil requirements to some combination of domestic and offshore crude. With additional time, 100% of its crude requirements could be obtained from non-Canadian sources. The Company processes Canadian crude because it affords the Company the highest refinery margins currently available. Sixty percent of the Company's contracts with its crude suppliers are on a month-to month evergreen basis, with 30-to-60 day cancellation provisions; thirty-five percent of the Company's crude contracts are on an annual basis (with month to month pricing provisions). As of August 31, 1999, the Company had supply contracts with 19 different suppliers for an aggregate of 68,400 bpd of crude oil. The Company has contracts with four vendors amounting to 48% of daily crude oil supply (none more than 9,000 barrels per day). As of such date, the Company had no other contract covering more than 10% of its crude oil supply.

         The Company accesses crude through the Kiantone Pipeline, which connects with the Enbridge Pipe Line in West Seneca, New York, which is near Buffalo. The Enbridge Pipe Line system provides access to most North American and foreign crude oils through three primary routes: (i) Canadian crude oils are transported eastward from Alberta and other points in Canada; (ii) various mid-continent crude oils from Texas, Oklahoma and Kansas are transported northeast along the Cushing-Chicago Pipeline (foreign crude oils shipped on the Seaway system can also access this route), which connects to Enbridge at Griffith, Indiana; and (iii) foreign crude oils unloaded at the Louisiana Offshore Oil Port are transported north via the Capline and Chicago pipelines which connect to the Enbridge at Mokena, Illinois.

         The Kiantone Pipeline, a 78 mile Company-owned and operated pipeline, connects the Company's West Seneca, New York terminal at the pipeline's northern terminus to the refinery's tank farm at its southern terminus. The Company completed construction of the Kiantone Pipeline in 1971 and has operated it continuously since then. The Company is the sole shipper on the Kiantone Pipeline, and can currently transport up to 70,000 bpd along the pipeline. The Company's right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, licenses, permits, leases and similar agreements.

         The pipeline operation is monitored by a computer at the refinery. Shipments of crude arriving at the West Seneca terminal are separated and stored in one of the terminal's three storage tanks, which have an aggregate storage capacity of 485,000 barrels. The refinery tank farm has two additional crude storage tanks with a total capacity of 200,000 barrels. An additional 35,000 barrels can be stored at the refinery.

         Refinery Turnarounds

         Turnaround cycles vary for different refinery units. A planned turnaround of each of the two major refinery units - the crude unit and the fluid catalytic cracking unit - is conducted approximately every three or four years, during which time such units are shut down for internal inspection and repair. A turnaround, which generally takes two to four weeks to complete in the case of the two major refinery units, consists of a series of moderate to extensive maintenance exercises. Turnarounds are planned and accomplished in a manner that allows for reduced production during maintenance instead of a complete plant shutdown. The Company defers the cost of turnarounds when incurred and amortizes the costs to operations on a straight-line basis over the period of benefit. Thus, the Company charges costs to production over the period most clearly benefited by the turnaround.


MARKETING AND DISTRIBUTION

         General

         The Company has a long history of service within its market area. The Company's first retail service station was established in 1927 near the Warren refinery, and it has steadily expanded its distribution network.

         The Company maintains an approximate 60%/40% split between sales at its rural and urban units. The Company believes this to be advantageous, balancing the higher gross margins and lower volumes often achievable due to decreased competition in rural areas with higher volumes and lower gross margins in urban areas. The Company believes that its rural convenience store units provide an important alternative to traditional grocery store formats. In fiscal 1999, approximately 60% and 21% of the Company's gasoline and diesel fuel production, respectively, was sold through this retail network.

         Retail Operations

         As of August 31, 1999 the Company operated a retail marketing network that includes 303 retail units, of which 171 are located in western New York, 123 in northwestern Pennsylvania and 9 in eastern Ohio. The Company owns 227 of these units. Gasoline at these retail units is sold under the brand name Kwik Fill(R). Most retail units operate under the brand name Red Apple Food Mart(R). The Company believes that Red Apple Food Mart(R) and Kwik Fill(R) are well-recognized names in the Company's marketing areas. The Company believes that the operation of its retail units provides it with a significant advantage over competitors that operate wholly or partly through dealer arrangements because the Company has greater control over pricing and operating expenses, thus establishing a potential for improved margins.

         The Company classifies its stores into four categories: convenience stores, limited gasoline stations, truck stop facilities and other stores. Full convenience stores have a wide variety of foods, snacks, cigarettes and beverages and self-service gasoline. Thirty-seven of such units also have delicatessens where food (primarily submarine sandwiches, pizza, chicken and lunch platters) is prepared on the premises for retail sales and also distribution to other nearby Company units which do not have in-store delicatessens. Mini convenience stores sell snacks, cigarettes and beverages and self-service gasoline. Limited gasoline stations sell gasoline, cigarettes, oil and related car care products and provide full service for gasoline customers. Truckstop facilities sell gasoline and diesel fuel on a self-service and full-service basis. All truckstops include either a full or mini convenience store and one has a truck repair garage. As of August 31, 1999, the average sales areas of the Company's convenience stores, limited gasoline stations, truckstops and other stores were 2,000, 200, 1,500 and 2,500 square feet, respectively.

         Total merchandise sales for fiscal year 1999 were $96.6 million, with a gross profit of approximately $27.5 million. Over the last five fiscal years, merchandise gross margins have averaged approximately 30% and the Company believes that merchandise sales will continue to remain a stable source of gross profit.

         Merchandise Supply

         The Company's primary merchandise vendor is Tripifoods, which is located in Buffalo, New York. During fiscal 1999, the Company purchased approximately 82% of its convenience merchandise from this vendor. Tripifoods supplies the Company with tobacco products, candy, deli foods, grocery, health and beauty products, and sundry items on a cost plus basis for resale. The Company also purchases dairy products, beer, soda, snacks, and novelty goods from direct store vendors for resale. The Company annually reviews its suppliers' costs and services versus those of alternate suppliers. The Company believes that alternative sources of merchandise supply at competitive prices are readily available.

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

         Capital Improvement Program

         During the fiscal year ended August 31, 1999, the Company spent approximately $3.4 million from the capital expenditure escrow account on capital improvements for the refinery upgrade and $11.9 million on the retail portion of its Capital Improvement Program. The Company has spent the entire $48.1 million originally escrowed for capital improvement. The scope of the retail capital improvement expenditures for the fiscal year ended August 31, 1999 included:

         o Twenty-one rebuilds that included ground up construction of a new building and a complete petroleum upgrade. Five of these locations also provide fast food and seven of these locations also include a smoke shop. As of August 31, 1999 three locations were still under construction with projected retail opening dates early next fiscal year.

         o Ten petroleum upgrades. These upgrades include new drive pads, canopy, lighting, multi-product dispensers with pay at the pump technology, new petroleum lines and signage. Petroleum upgrades have been performed simultaneously with the required underground storage tank upgrades.

         o Underground Storage Tank Compliance. As of December 22, 1998 all required upgrades were completed and the Company met all deadlines.

         o Eight convenience stores were upgraded, as well as, remodeled to include the addition of smoke shops.

         o An aggressive lighting upgrade and capital maintenance program has been completed.


         Wholesale Marketing and Distribution

         The Company sold in fiscal year 1999, on a wholesale basis, approximately 46,900 bpd of gasoline, distillate and asphalt products to distributor, commercial and government accounts. In addition, the Company sells approximately 1,000 bpd of propane to liquefied petroleum gas marketers. In fiscal 1999, the Company's production of gasoline, distillate and asphalt sold at wholesale was 40%, 85% and 100%, respectively. The Company sells 97.5% of its wholesale gasoline and distillate products from its Company-owned and operated product terminals. The remaining 2.5% are sold through third-party exchange terminals.

         The Company's wholesale gasoline customer base includes 50 branded dealer/distributor units operating under the Company's proprietary "Keystone(R)" brand name. Long-term Keystone(R) dealer/distributor contracts accounted for approximately 12% of the Company's wholesale gasoline sales in fiscal 1999. Supply contracts generally range from three to five years in length, with Keystone(R) branded prices based on the prevailing Company wholesale rack price in Warren.

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

         The Company's ability to market asphalt is critical to the performance of its refinery, since such marketing ability enables the Company to process lower cost higher sulfur content crude oils which in turn affords the Company higher refining margins. Sales of paving asphalt generally occur during the summer months due primarily to weather conditions. In order to maximize its asphalt sales, the Company has made substantial investments to increase its asphalt storage capacity through the installation of additional tanks, as well as through the purchase or lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is the Company's ability to sell asphalt year-round to roofing shingle manufacturers, which accounted for approximately 23% of its total asphalt sales over the Company's last five fiscal years. In fiscal 1999, the Company sold 5.9 million barrels of asphalt while producing 5.5 million barrels. The refinery was unable to produce enough asphalt to satisfy the demand and, therefore, purchased .4 million barrels for resale.

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

         The Company uses a network of seven terminals to store and distribute refined products. This network provides gasoline, distillate and asphalt storage capacities (in thousands of barrels) of approximately 750, 825 and 1,700 barrels respectively as of August 31, 1999.

         During fiscal 1999, approximately 91% of the Company's refined products were transported from the refinery via truck transports, with the remaining 9% transported by rail. The majority of the Company's wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive costs. The Company also operates a fleet of ten gasoline tank trucks that supply approximately 25% of its Kwik Fill(R) retail stations.

         Product distribution costs to both retail and wholesale accounts are minimized through product exchanges. Through these exchanges, the Company has access to product supplies at 40 sources located throughout the Company's retail marketing area. The Company seeks to minimize retail distribution costs through the use of a system wide distribution model.

ENVIRONMENTAL CONSIDERATIONS

         General

         The Company is subject to federal, state and local laws and regulations relating to pollution and protection of the environment such as those governing releases of certain materials into the environment and the storage, treatment, transportation, disposal and clean-up of wastes, including, but not limited to, the Federal Clean Water Act as amended, the Clean Air Act ("CAA") the Resource Conservation and Recovery Act of 1976 as amended, Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended ("CERCLA"), and analogous state and local laws and regulations.

         The Clean Air Act Amendments of 1990

         In 1990 the Clean Air Act ("CAA") was amended to greatly expand the role of the government in controlling product quality. The legislation included provisions that have significantly impacted the manufacture of both gasoline and diesel fuel including the requirement for significantly lower sulfur content and a limit on aromatics content in diesel fuel. The Company is able to satisfy these requirements.

         Diesel Fuel Sulfur and Aromatics Content

         The United States Environmental Protection Agency ("USEPA") issued rules under the CAA which became effective in October 1993 which limit the sulfur and aromatics content of diesel fuels nationwide. The rules required refiners to reduce the sulfur in on-highway diesel fuel from 0.5 Wt.% to 0.05 Wt.%. The Company meets these specifications of the CAA for all of its on-highway diesel production.

         The Company's on-road diesel represented 68% of its total distillate sales in fiscal 1999. Since the reduction of sulfur in diesel required some new investment at most refineries, a two-tier market has developed in distillate sales. Due to capital constraints and timing issues, as well as strategic decisions not to invest in diesel fuel desulfurization, some other refineries are unable to produce specification highway diesel.

         Reformulated Gasoline ("RFG")

         The CAA required that by January 1, 1995 RFG be sold in the nine worst ozone non-attainment areas of the U.S. None of these areas is within the Company's marketing area. However, the CAA enabled the USEPA to specify 87 other, less serious ozone non-attainment areas that could opt into this program. In 1994, the Company spent approximately $7.4 million to enable its refinery to produce RFG for its marketing area because the Governors of Pennsylvania and New York had opted into the RFG program. In December 1994 such states elected to "opt out" of the program.

         The CAA also contains provisions requiring oxygenated fuels in carbon monoxide non-attainment areas to reduce pollution. There are currently no carbon monoxide non-attainment areas in the Company's primary marketing area.

         Conventional Gasoline Quality

         In addition to reformulated and oxygenated gasoline requirements, the United States Environmental Protection Agency has promulgated regulations under the CAA which relate to the quality of "conventional" gasoline and which require expanded reporting of the quality of such gasoline by refiners. Substantially all of the Company's gasoline sales are of conventional gasoline. The Company closely monitors the quality of the gasoline it produces to assure compliance at the lowest possible cost with CAA regulations.


         Underground Storage Tank Upgrade

         As of December 22, 1998, the Company completed a tank replacement/retrofitting program at its retail units to comply with regulations promulgated by the USEPA. These regulations require new tanks to meet all performance standards at the time of installation. Existing tanks can be upgraded to meet such standards. The upgrade required retrofitting for corrosion protection (cathodic protection, interior lining or a combination of the two), spill protection (catch basins to contain spills from delivery hoses) and overfill protection (automatic shut off devices or overfill alarms). The total cost of the program was over $11.0 million and resulted in full compliance with the USEPA regulations.


COMPETITION

         Petroleum refining and marketing is highly competitive. The Company's major retail competitors include British Petroleum, Citgo, Amerada Hess, Mobil and Sunoco, Inc. With respect to wholesale gasoline and distillate sales, the Company competes with Sunoco, Inc., Mobil and other major refiners. The Company primarily competes with Marathon Oil Company and Ashland Oil Company in the asphalt market. Many of the Company's principal competitors are integrated multinational oil companies that are substantially larger and better known than the Company. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

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


EMPLOYEES

         As of August 31, 1999 the Company had approximately 1,682 full-time and 1,400 part-time employees. Approximately 2,428 persons were employed at the Company's retail units, 379 persons at the Company's refinery, Kiantone Pipeline and at terminals operated by the Company, with the remainder at the Company's office in Warren, Pennsylvania. The Company has entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A, the International Union of Plant Guard Workers of America Local No. 502 and General Teamsters Local Union No. 397 covering 216, 7, 20 and 18 employees, respectively. The agreements expire on February 1, 2001, January 31, 2000, June 25, 2001 and July 31, 2000, respectively. The Company believes that its relationship with its employees is good.


INTELLECTUAL PROPERTY

         The Company owns various federal and state service marks used by the Company, including Kwik-Fill(R), United(R) and Keystone(R). The Company has obtained the right to use the Red Apple Food Mart(R) service mark to identify its retail units under a royalty-free, nonexclusive, nontransferable license from Red Apple Supermarkets, Inc., a corporation which is indirectly wholly owned by John A. Catsimatidis, the sole stockholder, Chairman of the Board and Chief Executive Officer of the Company. The license is for an indefinite term. The licensor has the right to terminate this license in the event that the Company fails to maintain quality acceptable to the licensor. The Company licenses the right to use the Keystone(R) trademark to approximately 50 independent distributors on a non-exclusive royalty-free basis for contracted wholesale sales of gasoline and distillates.

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


ITEM 2.    PROPERTIES.

         The Company owns a 92-acre site in Warren, Pennsylvania upon which it operates its refinery. The site also contains a building housing the Company's principal executive office.

         The Company owns various real property in the states of Pennsylvania, New York and Ohio upon which it operates 227 retail units and two crude oil and six refined product storage terminals. The Company also owns the 78 mile long Kiantone Pipeline, a pipeline which connects the Company's crude oil storage terminal to the refinery's tank farm. The Company's right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. The Company also has easements, right-of-way agreements, leases, permits and similar agreements that would enable the Company to build a second pipeline on property contiguous to the Kiantone Pipeline.

         The Company also leases an aggregate of 76 sites in Pennsylvania, New York and Ohio upon which it operates retail units. As of August 31, 1999, the leases had an average remaining term of 42 months, exclusive of option terms. Annual rents on such retail units range from $3,600 to $79,500.


ITEM 3.    LEGAL PROCEEDINGS.

         In 1995, the Pennsylvania Environmental Defense Foundation ("PEDF") commenced a lawsuit in the United States District Court for the Western District of Pennsylvania under Section 505 of the federal Water Pollution Control Act, 33 U.S.C. Section 1251, et. seq. The complaint alleges a series of discharges to the Allegheny River at the Company's refining facility in Warren, Pennsylvania exceeding the limits contained in the Company's waste water discharge permits. PEDF seeks to enjoin future discharges in excess of permitted limits, an assessment of civil penalties up to $25,000 per day as provided in the Act, and an award of attorneys' fees. The case has been tried to the Court and post-trial briefs have been filed, and the parties are awaiting the decision of the Court. The Company believes that this action will not have any material adverse effect upon its operations or consolidated financial condition.

         The United States Environmental Protection Agency ("USEPA") has issued certain Notices of Violation, an Administrative Order, and has asserted certain additional claims arising under federal and state statutory and regulatory law through and including August 5, 1998 (collectively the "Claims"). The Claims arise from allegations that (1) the Company failed to properly and consistently monitor, report and control emissions of Volatile Organic Compounds ("VOCs") from its refining facility in Warren, Pennsylvania; (2) fuel gas used in the refining process has in the past contained levels of hydrogen sulfide in excess of permitted parameters, and; (3) the Company in the past has failed to properly calculate and report emissions of benzene from its refining facility. The USEPA has also issued a Notice of Violation dated October 18, 1999 asserting certain additional claims (collectively the "Additional Claims"). The Additional Claims allege certain violations of statutory and regulatory law in connection with (a) certain construction activities with the Company's Warren, Pennsylvania physical plant; and (b) operation by the Company of certain equipment within the Company's physical plant. The Claims and Additional Claims allege violations of the federal Clean Air Act, as amended, and associated federal and state regulatory requirements. USEPA's review of the Company's operations is continuing. The Claims and Additional Claims seek civil money penalties in accordance with USEPA's penalty policies in an amount yet to be determined. Until the scope of the Additional Claims is known, the Company is unable to determine the aggregate effect of the Claims and Additional Claims upon its operations and consolidated financial condition.

         In addition to the foregoing proceedings, the Company and its subsidiaries are from time to time parties to various legal proceedings that arise in the ordinary course of their respective business operations. These proceedings include various administrative actions relating to federal, state and local environmental laws and regulations. The Company believes that if these legal proceedings in which it is currently involved are determined against the Company, they would not result in a material adverse effect on the Company's operations or its consolidated financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  NONE


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
           MATTERS.

                  NONE

ITEM 6.    SELECTED FINANCIAL DATA.

                                                                                     Year Ended August 31,
                                                       1995             1996             1997              1998             1999
                                                       ----             ----             ----              ----             ----
                                                                                (Dollars in thousands)
Income Statement Data:
Net sales                                            $783,686        $ 833,818         $ 871,348         $ 758,623       $ 757,326
Gross margin (1)                                      151,852          168,440           164,153           151,564         165,946
Refinery operating expenses                            56,665           63,218            60,746            60,840          60,990
Selling, general and administrative expenses           69,292           70,968            73,200            75,064          77,487
Operating income                                       17,696           26,038            21,977             7,340          18,427
Interest expense                                       18,523           17,606            17,509            22,188          22,377
Interest income                                         1,204            1,236             1,296             2,701           1,027
Other income (expense)                                    571              (40)              672              (685)            318
Income (loss) before income tax expense  (benefit)        948            9,628             6,436           (12,832)         (2,605)
Income tax expense (benefit)                              487            3,787             2,588            (5,132)         (1,006)
Income (loss) before extraordinary item and
    cumulative effect of accounting change                461            5,841             3,848            (7,700)         (1,599)
Extraordinary item, net of tax benefit of $4,200           --               --            (6,653)               --              --
Cumulative effect of accounting change, net of
  taxes of $3,122                                          --               --                --                --           4,783
Net income (loss)                                         461            5,841            (2,805)           (7,700)          3,184
Balance Sheet Data (at end of period):
Total assets                                          301,494          306,104           346,392           342,579         349,240
Total debt                                            154,095          136,777           201,272           201,309         206,173
Total stockholder's equity                             78,186           84,027            52,937            45,237          48,421

--------------------------------------------

(1) Gross margin is defined as gross profit plus refining operating expenses. Refinery operating expenses are expenses incurred in refining and included in cost of goods sold in the Company's financial statements. Refining operating expense equals refining operating expenses per barrel, multiplied by the volume of total saleable products per day, multiplied by the number of days in the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY BACKGROUND

General

         The Company is engaged in the refining and marketing of petroleum products. In fiscal 1999, approximately 60% and 21% of the Company's gasoline and diesel fuel production was sold through the Company's network of service stations and truckstops. The balance of the Company's refined products were sold to wholesale customers. In addition to transportation and heating fuels, primarily gasoline and distillate, the Company is a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company's profitability is influenced by fluctuations in the market prices of crude oils and refined products. Although the Company's product sales mix helps to reduce the impact of large short-term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. Specifically, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt and retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise have consistently been between 28% and 31% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices.

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

         The Company includes in costs of goods sold operating expenses incurred in the refining process. Therefore, operating expenses reflect only selling, general and administrative expenses, including all expenses of the retail network, and depreciation and amortization.


RECENT DEVELOPMENTS

         The Company's results in fiscal 1999 were significantly impacted by a large and sustained decline in worldwide crude oil prices, as indicated by crude oil contracts traded on the New York Mercantile Exchange (NYMEX). NYMEX crude oil prices declined from more than $21 per barrel in November 1997 to less than $12 per barrel for January 1999. While there were some benefits associated with lower feedstock costs, there were also some offsetting negative impacts associated with corresponding declines in product prices.

         Also, the Company's crude oil cost advantage associated with its ability to process heavy, high sulfur, Western Canadian crude oils was significantly diminished. Producers of these crude oils reduced the discounts they offered for such grades of crude oil versus lighter, lower sulfur grades as crude oil traded in the low price range in the first half of fiscal 1999 and drilling and exploration for these crude oils were curtailed. Even though worldwide crude oil prices as of early November 1999 had recovered to more than $22, the Company believes the availability of heavy Western Canadian crude oils and the Company's crude oil cost advantage is still being negatively affected by the impact of the low crude oil prices earlier in 1999.

         The Company believes that, if relatively stable worldwide crude oil prices can be maintained, availability of heavy, high sulfur crude oils will expand and the Company's crude oil cost advantage will increase. However, the Company anticipates that reduced crude oil price discounts will negatively impact results for the first quarter of fiscal 2000, which ends November 30, 1999, and may continue to negatively impact subsequent fiscal quarters.

RESULTS OF OPERATIONS

Comparison of Fiscal 1999 and Fiscal 1998.

         Net Sales. Net sales decreased $1.3 million or 0.2% from $758.6 million for fiscal 1998 to $757.3 million for fiscal 1999. Retail sales increased $2.7 million, or 0.6% from $435.2 million to $437.9 million, while wholesale sales decreased $4.0 million or 1.2% from $323.4 million to $319.4 million. Sales volume increases of 9.2%, 2.6% and 18.5% for wholesale petroleum, retail petroleum and retail merchandise, respectively, were slightly more than offset by per unit price decreases of 9.6% and 5.9% for wholesale and retail petroleum, respectively.

         Costs of Goods Sold. Costs of goods sold decreased $15.5 million or 2.3% from $667.9 million for fiscal 1998 to $652.4 million for fiscal 1999. Retail costs of goods sold decreased $2.4 million or 0.7% from $370.4 million to $368.0 million, resulting in a retail gross margin of $64.7 million for fiscal 1998 compared to $69.8 million for fiscal 1999. Wholesale costs of goods sold decreased $13.1 million or 4.4% from $297.4 million to $284.3 million, resulting in a wholesale gross margin of $26.0 million for fiscal 1998 compared to $35.1 million for fiscal 1999. The decrease in consolidated costs of goods sold was primarily the result of a decrease in world crude oil prices and reduction of costs of goods sold by changes in inventory prices, which more than offset a 12.7% increase in crude processing and smaller discounts received on heavy, high sulfur crude oil purchases. Worldwide crude oil prices, as indicated by NYMEX contracts ended a prolonged decline in January 1999 and recovered by the end of fiscal 1999 to levels significantly higher than at the end of fiscal 1998. This resulted in an increase of $10.5 million in the value of the Company's working inventories, which reduced costs of goods sold. In fiscal 1998, declining worldwide crude oil prices had resulted in a $12.8 million decrease in the value of the Company's working inventories, which increased the Company's costs of goods sold.

         Operating Expenses. Operating expenses increased $3.1 million or 3.7% from $83.4 million for 1998 to $86.5 million for fiscal 1999. This increase was primarily due to increased retail expenses for sales promotions and for credit card processing and to increased depreciation on new capital equipment installed under the Company's Capital Improvement Plan. Increased retail promotions expenses were primarily in connection with a "frequent fueler" program which has been effective in increasing retail gasoline volume. Increased credit card processing expense was primarily due to increased customer use of major credit cards at stations offering recently installed "Pay at the Pump" service.

         Operating Income. Operating income increased $11.1 million from $7.3 million for fiscal 1998 to $18.4 million for fiscal 1999. This was primarily due to a decrease in costs of goods sold as the result of lower worldwide crude oil prices and the result of the reduction to costs of goods sold from a $10.5 million increase in working inventory value.

         Interest Expense. Net interest expense (interest expense less interest income) increased $1.9 million from $19.5 million for fiscal 1998 to $21.4 million for fiscal 1999. The increased net interest expense was due to a decrease in interest income earned, as a result of lower balances of restricted cash and investments.

         Income Taxes. The Company's effective tax rate for fiscal 1999 was approximately 38.6% compared to a rate of 40.0% for fiscal 1998.

Comparison of Fiscal 1998 and Fiscal 1997.

         Net Sales. Net sales decreased $112.7 million or 12.9% from $871.3 million for fiscal 1997 to $758.6 million for fiscal 1998. Retail sales decreased $28.7 million or 6.2% from $463.9 million to $435.2 million, while wholesale sales decreased $84.0 million or 20.6% from $407.5 million to $323.5 million. The consolidated sales decrease was primarily due to a 22.6% decrease in wholesale gasoline and distillate weighted average net selling prices, 17.4% lower retail petroleum selling prices, and a 14.5% decrease in average asphalt selling prices. Also contributing to the revenue decrease was a 4.8% decrease in wholesale gasoline and distillate volume. However the wholesale gasoline and distillate volume declines were slightly more than offset by a 1.0% increase in retail petroleum volume and a 15.5% increase in asphalt sales volume, as overall petroleum product sales volume increased slightly from 23.69 million barrels in fiscal 1997 to 23.74 million barrels in fiscal 1998. Also offsetting lower petroleum selling prices was a 9.5% increase in retail merchandise sales from $74.5 million in fiscal 1997 to $81.5 million in fiscal 1998. The decreases in the Company's product prices were primarily due to lower worldwide prices for petroleum products which accompanied a 23.1% decrease in world crude oil prices, as indicated by prices of NYMEX crude oil contracts. The decreased wholesale gasoline and distillate volume was due primarily to a 5.9% decrease in crude oil processing resulting from the planned shutdown of certain refinery processing units for maintenance and upgrading in October 1997 and May 1998.

         Costs of Goods Sold. Costs of goods sold decreased $100.0 million or 13.0% from $767.9 million for fiscal 1997 to $667.9 million for fiscal 1998. Retail costs of goods sold decreased $27.5 million or 6.9% from $398.0 million to $370.5 million, resulting in a retail gross margin of $65.9 million for fiscal 1997 compared to $64.7 million for fiscal 1998. Wholesale costs of goods sold decreased $72.6 million or 19.6% from $370.0 million to $297.4 million, resulting in a wholesale gross margin of $37.5 million for fiscal 1997 compared to $26.0 million for fiscal 1998. The decrease in consolidated costs of goods sold was primarily the result of a 23.1% decrease in world crude oil prices, as well as lower refinery crude oil input volume. Partially offsetting lower crude oil prices were increases in costs of goods sold from changes in inventory prices. The per barrel value of the Company's inventories declined during fiscal 1998 as a result of declining world petroleum prices. The declining prices reduced the value of the Company's working inventories by approximately $12.8 million. These reductions in inventory value contributed to corresponding increases to costs of goods sold. For fiscal 1997, the corresponding changes in inventory prices had the effect of decreasing the Company's costs of goods sold by approximately $0.3 million. The Company maintains certain volumes of working inventory necessary to support normal operations, and changes in valuation of this inventory occur with fluctuations in world petroleum prices. The lower pricing of the Company's working inventories at the end of fiscal 1998, for example, was the result of world petroleum prices which ended fiscal 1998 approximately 32% below their level at the end of fiscal 1997.

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

         Operating Income. Operating income decreased $14.6 million from $22.0 million for fiscal 1997 to $7.3 million for fiscal 1998. This was primarily due to a decline in gross profit as the result of a $12.8 million negative impact on costs of goods sold for changes in working inventory value. Also contributing to the decline in gross profit and operating income was the reduction in refinery production resulting from the scheduled maintenance shutdowns in October 1997 and May 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital (current assets minus current liabilities) at August 31, 1999, was $53.2 million and at August 31, 1998 was $57.9 million. The Company's current ratio (current assets divided by current liabilities) was 1.8:1 at August 31, 1999, and was 1.9:1 at August 31, 1998.

         Net cash used in operating activities totaled $13.8 million for fiscal 1999 compared to net cash provided by operating activities of $15.4 million in fiscal 1998. This decrease is primarily the result of an increase in accounts receivable and inventories, and a decrease in sales, use and fuel taxes payable, offset by an increase in accounts payable. Changes in the carrying value of the Company's inventory are the result of fluctuations in world petroleum prices and do not have a material effect on the Company's operating cash flow.

         Net cash used in investing activities totaled $8.3 million for the year ended August 31, 1999 as compared to net cash provided by investing activities of $.3 million for fiscal 1998. For the fiscal year ended August 31, 1999 and 1998 respectively, investments included $17.6 million and $15.3 million in government securities and commercial paper maturing through December 1999 and 1998 respectively. Net cash used in investing activities for purchases of property, plant and equipment and other assets totaled $26.0 million and $33.5 million for fiscal 1999 and 1998 respectively.

         The Company reviews its capital expenditures on an ongoing basis. During fiscal 1999, the Company invested approximately $26.0 million for capital improvements; of which approximately $15.3 million was funded from the capital expenditure escrow account established in conjunction with the Company's offering in 1997 and the remaining expenditures were funded from cash flow. The Company currently has budgeted approximately $5.0 million for capital expenditures in fiscal 2000. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations.

         Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company's $35,000,000 secured revolving credit facility (the "Facility") with PNC Bank as Agent Bank. The Facility expires on June 9, 2002 and is secured by certain qualifying cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds rate plus 1/2% for base rate borrowings and the LIBOR rate for Euro-Rate borrowings, which was 7.63%, as of August 31, 1999. Although the Company is not aware of any pending circumstances which would change its expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. The Company continues to investigate strategic acquisitions and capital improvements to its existing facilities.

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


         Year 2000 risks exist in both information technology ("IT") systems which employ computer hardware and software and in non-information technology systems such as embedded computer chips or microcontrollers that control the operation of the equipment in which they are installed. Potential computer failures due to the Year 2000 problem could adversely affect the Company either in its operations and record keeping or from suppliers and/or customers of the Company that experience Year 2000 computer problems.

         The Company is examining all areas of our business to ensure Year 2000 readiness, including computer hardware and software application testing. The Company is addressing Year 2000 issues primarily with internal resources to ensure that the transition to the Year 2000 will not disrupt the Company's operations or record keeping.

         The Company has completed an inventory of its non-IT systems for Year 2000 compliance relative to embedded equipment used in the Company's operations. The Company believes that these systems have been identified and those at risk for failure due to Year 2000 problems have been corrected through replacement or remediation with Year 2000 compliant third party software and/or devices. Because of the nature of the non-IT systems, there can be no assurance that the Company has correctly identified all non-IT systems that are subject to failure due to the Year 2000 problem. Any failure of non-IT systems resulting from the Year 2000 problem could adversely affect the Company's operations and record keeping. Costs incurred by the Company to date to implement its plan have not been material and are not expected to have a material effect on the Company's financial condition or results of operations.

         The Company has a contingency plan to respond to the possible effects of the Year 2000 problem on third parties that are important to the Company's operations. The Company has communicated with its critical suppliers, vendors, customers, utilities, financial institutions and telecommunication providers with whom it does significant business to identify any Year 2000 issues. The Company will continue to communicate with and review the progress of these third party enterprises in resolving their Year 2000 issues. The ability to accurately assess the Company's third parties' readiness is dependent in large part upon the reliability and completeness of their representations.

         The Company feels the most significant risk to its results of operations and financial condition is that third party supplier(s) of essential inputs (such as power to operate the refinery) would be unable to perform their normal services for an extended period of time because of difficulties created by the Year 2000 problem. This type scenario could cause the Company to suspend the affected operations until the supplier solves the problem or in some cases until an alternative supply could be arranged. The Company, in the event that a particular supplier appears to be vulnerable, will seek to obtain alternative supplies to the extent they are available. However, in the case of some inputs, alternative supplies may not realistically be available even if the supply problem is identified months in advance. In other cases, an unexpected third party failure could occur despite extensive prior communication and assurances from key suppliers. To the extent possible, the Company has either tested or received certifications with respect to all significant IT and non-IT systems. While the Company believes that it has made adequate arrangements to deal with these contingencies, it continues to update such plans as additional information becomes available.

RECENT ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The accounting for changes in the fair value of a derivative, that is, gains and losses, depends on the intended use of the derivative and its resulting designation.

         Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of Statement 133 will not have a material effect on the Company's financial position or results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  N/A

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                 Page
                                                                 ----
Report of Independent Certified Public Accountants                20
Consolidated Financial Statements:
Balance Sheets                                                    21
Statements of Operations                                          22
Statements of Stockholder's Equity                                23
Statements of Cash Flows                                          24
Notes to Consolidated Financial Statements                        25 thru 40

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholder
United Refining Company


We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended August 31, 1999. These consolidated financial statements are the responsibility of the management of United Refining Company and its subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for turnaround costs in 1999.



                                                          /s/  BDO SEIDMAN, LLP
New York, New York
October 29, 1999

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
================================================================================


                                                                                     AUGUST 31,
                                                                             ------------------------
                                                                               1999            1998
      -----------------------------------------------------------------------------------------------
      ASSETS
      CURRENT:
           Cash and cash equivalents                                         $  8,925        $ 26,400
           Accounts receivable, net                                            33,239          27,017
           Inventories                                                         70,728          55,124
           Prepaid expenses and other assets                                   10,146           7,727
           Deferred income taxes                                                   --           5,024
      -----------------------------------------------------------------------------------------------
                 TOTAL CURRENT ASSETS                                         123,038         121,292
      -----------------------------------------------------------------------------------------------
      PROPERTY, PLANT AND EQUIPMENT:
           Cost                                                               279,895         256,895
           Less:  accumulated depreciation                                     66,473          58,918
      -----------------------------------------------------------------------------------------------
                 NET PROPERTY, PLANT AND EQUIPMENT                            213,422         197,977
      -----------------------------------------------------------------------------------------------
      RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS                         --          15,289
      DEFERRED FINANCING COSTS, NET                                             6,370           7,244
      OTHER ASSETS                                                              6,410             777
      -----------------------------------------------------------------------------------------------
                                                                             $349,240        $342,579
      ===============================================================================================
      LIABILITIES AND STOCKHOLDER'S EQUITY
      CURRENT:
           Revolving credit facility                                         $  5,000        $     --
           Current installments of long-term debt                                 217             283
           Accounts payable                                                    34,727          25,298
           Accrued liabilities                                                 12,374          11,823
           Sales, use and fuel taxes payable                                   16,856          26,026
           Deferred income taxes                                                  661              --
      -----------------------------------------------------------------------------------------------
                 TOTAL CURRENT LIABILITIES                                     69,835          63,430
      LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                              200,956         201,026
      DEFERRED INCOME TAXES                                                    13,515          16,889
      DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                   1,990           2,205
      DEFERRED RETIREMENT BENEFITS                                             14,055          12,350
      OTHER NONCURRENT LIABILITIES                                                468           1,442
      -----------------------------------------------------------------------------------------------
                 TOTAL LIABILITIES                                            300,819         297,342
      -----------------------------------------------------------------------------------------------
      COMMITMENTS AND CONTINGENCIES
      STOCKHOLDER'S EQUITY:
           Common stock, $.10 par value per share - shares authorized
                 100; issued and outstanding 100                                   --              --
           Additional paid-in capital                                           7,150           7,150
           Retained earnings                                                   41,271          38,087
      -----------------------------------------------------------------------------------------------
                 TOTAL STOCKHOLDER'S EQUITY                                    48,421          45,237
      -----------------------------------------------------------------------------------------------
                                                                             $349,240        $342,579
      ===============================================================================================

          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
================================================================================

                                                                           YEAR ENDED
                                                                           AUGUST 31,
                                                          -------------------------------------------
                                                             1999              1998            1997
------------------------------------------------------------------------------------------------------
NET SALES (INCLUDES CONSUMER EXCISE TAXES OF
  $148,007, $145,316 AND $139,371)                       $ 757,326         $ 758,623         $ 871,348
COSTS OF GOODS SOLD                                        652,370           667,899           767,941
------------------------------------------------------------------------------------------------------
        GROSS PROFIT                                       104,956            90,724           103,407
------------------------------------------------------------------------------------------------------
EXPENSES:
    Selling, general and administrative expenses            77,487            75,064            73,200
    Depreciation and amortization expenses                   9,042             8,320             8,230
------------------------------------------------------------------------------------------------------
        TOTAL OPERATING EXPENSES                            86,529            83,384            81,430
------------------------------------------------------------------------------------------------------
        OPERATING INCOME                                    18,427             7,340            21,977
------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
    Interest income                                          1,027             2,701             1,296
    Interest expense                                       (22,377)          (22,188)          (17,509)
    Other, net                                                 318              (685)              672
------------------------------------------------------------------------------------------------------
                                                           (21,032)          (20,172)          (15,541)
------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)           (2,605)          (12,832)            6,436
------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE (BENEFIT):
       Current                                                (194)             (319)            3,463
       Deferred                                               (812)           (4,813)             (875)
------------------------------------------------------------------------------------------------------
                                                            (1,006)           (5,132)            2,588
------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE                  (1,599)           (7,700)            3,848
EXTRAORDINARY ITEM, NET OF TAX BENEFIT OF $4,200                --                --            (6,653)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
    NET OF TAXES OF $3,122                                   4,783                --                --
------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                        $   3,184         $  (7,700)        $  (2,805)
======================================================================================================

          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
================================================================================

                                                                      ADDITIONAL                         TOTAL
                                              COMMON STOCK             PAID-IN        RETAINED        STOCKHOLDER'S
                                          SHARES        AMOUNT         CAPITAL         EARNINGS          EQUITY
        --------------------------------------------------------------------------------------------------------------

        Balance at September 1, 1996        100        $    --        $  7,150         $ 76,877         $ 84,027
        Net loss                                            --              --           (2,805)          (2,805)
        Dividends                                           --              --          (28,285)         (28,285)
        --------------------------------------------------------------------------------------------------------------
        Balance at August 31, 1997          100             --           7,150           45,787           52,937
        Net loss                                            --              --           (7,700)          (7,700)
        --------------------------------------------------------------------------------------------------------------
        Balance at August 31, 1998          100             --           7,150           38,087           45,237
        Net income                                          --              --            3,184            3,184
        --------------------------------------------------------------------------------------------------------------
        Balance at August 31, 1999          100        $    --        $  7,150         $ 41,271         $ 48,421
        --------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
================================================================================

                                                                                             YEAR ENDED AUGUST 31,
                                                                                   ------------------------------------------
                                                                                   1999              1998              1997
       ----------------------------------------------------------------------------------------------------------------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                                                    $  3,184         $ (7,700)        $  (2,805)
            Adjustments to reconcile net income (loss) to net
                    cash provided by (used in) operating activities:
                 Cumulative effect of accounting change                            (7,905)              --                --
                 Depreciation and amortization                                     12,143            8,973             8,564
                 Write-off of deferred financing costs                                 --               --             1,118
                 Post-retirement benefits                                           1,705            1,553             2,413
                 Change in deferred income taxes                                    2,311           (4,813)             (875)
                 Write-off of insurance claim                                          --               --             1,251
                 (Gain) loss on asset dispositions                                   (783)             503                 4
                 Cash provided by (used in) working capital items                 (24,489)          16,892           (11,676)
                 Other, net                                                            13              (42)             (305)
       ----------------------------------------------------------------------------------------------------------------------
                      TOTAL ADJUSTMENTS                                           (17,005)          23,066               494
       ----------------------------------------------------------------------------------------------------------------------
                      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (13,821)          15,366            (2,311)
       ======================================================================================================================
       CASH FLOWS FROM INVESTING ACTIVITIES:
            (Increase) decrease in restricted cash and cash equivalents            15,289           32,879           (48,168)
               and investments
            Additions to property, plant and equipment                            (26,047)         (33,516)           (5,824)
            Proceeds from asset dispositions                                        2,417              913               422
       ----------------------------------------------------------------------------------------------------------------------
                      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (8,341)             276           (53,570)
       ======================================================================================================================
       CASH FLOWS FROM FINANCING ACTIVITIES:
            Net borrowings on revolving credit facility                             5,000               --                --
            Cash dividends                                                             --               --            (5,000)
            Principal reductions of long-term debt                                   (313)            (250)         (135,512)
            Proceeds from issuance of long-term debt                                   --              287           200,000
            Deferred financing costs                                                   --             (303)           (8,094)
       ----------------------------------------------------------------------------------------------------------------------
                      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           4,687             (266)           51,394
       ----------------------------------------------------------------------------------------------------------------------
       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (17,475)          15,376            (4,487)
       CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                26,400           11,024            15,511
       ----------------------------------------------------------------------------------------------------------------------
       CASH AND CASH EQUIVALENTS, END OF YEAR                                    $  8,925         $ 26,400         $  11,024
       ======================================================================================================================
       CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
            Accounts receivable, net                                             $ (6,222)        $  2,745         $  (2,686)
            Inventories                                                           (15,499)          11,972           (14,852)
            Prepaid expenses and other assets                                      (2,419)            (941)             (344)
            Accounts payable                                                        9,429           (3,712)            6,623
            Accrued liabilities                                                      (608)          (6,142)            1,354
            Sales, use and fuel taxes payable                                      (9,170)          12,970            (1,771)
       ----------------------------------------------------------------------------------------------------------------------
                 TOTAL CHANGE                                                    $(24,489)        $ 16,892         $ (11,676)
       ======================================================================================================================
       CASH PAID DURING THE PERIOD FOR:
            Interest                                                             $ 22,084         $ 22,454         $  16,280
            Income taxes                                                         $    207         $    266         $     195
       ======================================================================================================================
       NON-CASH FINANCING ACTIVITIES:
            Dividends                                                            $     --         $     --         $  23,285
            Capital leases                                                       $    177         $     --         $      --
       ======================================================================================================================

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

         Inventories and Exchanges

         Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include various parts for the refinery operations. If the cost of inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. Due to fluctuating market conditions for certain petroleum product inventories, LIFO cost exceeded market by approximately $3,800,000 and $11,200,000 as of August 31, 1999 and 1998, respectively, resulting in the valuation of certain inventories at market.

         Inventories consist of the following:

                                             AUGUST 31,
                                      -------------------------
                                         1999         1998
---------------------------------------------------------------
                                           (IN THOUSANDS)
Crude Oil                                 $24,222      $12,042
Petroleum Products                         23,277       22,513
---------------------------------------------------------------
             Total @ LIFO                  47,499       34,555
---------------------------------------------------------------

Merchandise                                 9,953        7,479
Supplies                                   13,276       13,090
---------------------------------------------------------------
             Total @ FIFO                  23,229       20,569
---------------------------------------------------------------

      Total Inventory                     $70,728      $55,124
---------------------------------------------------------------

                                       25

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

         Routine current maintenance, repairs and replacement costs are charged against income. Turnaround costs, which consist of complete shutdown and inspection of significant units of the refinery at intervals of two or more years for necessary repairs and replacements, are deferred when incurred and amortized on a straight-line basis over the period of benefit (see Change in Accounting Principle). Expenditures which materially increase values, expand capacities or extend useful lives are capitalized. A summary of the principal useful lives used in computing depreciation expense is as follows:

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
------------------------------------------------------

         Restricted Cash and Cash Equivalents and Investments

         Restricted cash and cash equivalents and investments consisted of cash and cash equivalents and investments in government securities and commercial paper held in trust and committed only for expanding and upgrading the refinery, rebuilding and refurbishing existing retail units and for acquiring new retail units and other capital projects. These funds represented the unused proceeds from the $200,000,000 10 3/4% Senior Unsecured Notes offering completed in June, 1997 and were carried at cost, which approximates market.


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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         The Company joins with the Parent and the Parent's other subsidiaries in filing a Federal Income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the tax sharing agreement between the Parent and its subsidiaries. Pursuant to the tax sharing agreement, included in prepaid expenses and other assets are amounts due from the Parent of approximately $1,600,000 as of August 31, 1999 and 1998, respectively.

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

         Environmental Matters

         The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures, which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company's estimated liability is reduced to

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is discounted, but is not reduced for possible recoveries from insurance carriers (Note 14).

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

         Change in Accounting Principle

         Effective September 1, 1998, the Company changed its method of accounting for major maintenance turnarounds and recorded a $4,783,000 credit, net of income taxes of $3,122,000 as the cumulative effect change as of September 1, 1998. Under the new accounting principle, the Company defers the cost of turnarounds when incurred and amortizes the costs to operations on a straight-line basis over the period of benefit. Previously, turnaround costs were estimated and accrued and charged to operations over the period preceding the next scheduled turnaround. The change was due to the increasingly difficult estimation process of determining the accurate costs charged to operations, due in part to the numerous and ever changing environmental rules and regulations. This change enables the Company to more accurately charge costs to production over the period most clearly benefited by the turnaround. As of August 31, 1999, net deferred turnaround costs included in other assets amounted to $5,743,000, net of accumulated amortization of $3,528,000.

         Pro forma amounts assuming the new accounting method is applied retroactively are as follows (in thousands):

                                                                               YEAR ENDED AUGUST 31,
                                                                           1998                        1997
                                                               ----------------------------- -------------------------
                                                                    As          Proforma          As       Proforma
                                                                 reported       adjusted       reported    adjusted
-------------------------------------------------------------- ------------- --------------- ------------ ------------
Income (loss) before income tax expense (benefit)
    and extraordinary item                                     $ (12,832)    $   (11,916)    $   6,436    $   7,140

Net income (loss) before extraordinary item                    $  (7,700)    $    (7,150)    $   3,848    $   4,282
======================================================================================================================

         Segment Disclosures

         Effective in 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("Statement 131"), "Disclosure about Segments of an Enterprise and Related Information." Statement 131 standardizes the way that public companies report information about operating segments in annual and interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 requires segments to be determined based upon how operations are managed and evaluated internally. Prior years results have been restated to conform to the 1999 presentation (Note 16).

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

         Employee Benefit Plan Disclosures

         Effective in 1999, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and other Post-retirement Benefits," which standardizes the disclosure requirements for pension and other post-retirement benefit plans. In addition, the statement requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures that are no longer useful. Certain prior period disclosures have been restated to conform to the new reporting requirements and additional information has been added.

         Recent Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities." Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The accounting for changes in the fair value of a derivative, that is, gains and losses, depends on the intended use of the derivative and its resulting designation.

         Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of Statement 133 will not have a material effect on the Company's financial position or results of operations.


    2.   ACCOUNTS RECEIVABLE, NET

         As of August 31, 1999 and 1998, accounts receivable were net of allowance for doubtful accounts of $365,000 and $405,000 respectively.


    3.   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is summarized as follows:

                                                             AUGUST 31,
                                                   -----------------------------
                                                          1999           1998
--------------------------------------------------------------------------------
                                                           (IN THOUSANDS)
Refinery equipment,
        Including construction-in-progress              $169,941       $162,703
Marketing (i.e. retail outlets)                          102,905         87,230
Transportation                                             7,049          6,962
--------------------------------------------------------------------------------
                                                         279,895        256,895
Less:    Accumulated depreciation                         66,473         58,918
--------------------------------------------------------------------------------
                                                        $213,422       $197,977
================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

    4.   ACCRUED LIABILITIES

         Accrued liabilities include the following:

                                                                        AUGUST 31,
                                                               --------------------------
                                                                   1999         1998
-----------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)

Interest                                                            $ 4,923      $ 4,631

Payrolls and benefits                                                 6,197        6,359

Other                                                                 1,254          833
-----------------------------------------------------------------------------------------
                                                                    $12,374      $11,823
=========================================================================================


     5.  LEASES

         The Company occupies premises, primarily retail gas stations and convenience stores and office facilities under long-term leases which require minimum annual rents plus, in certain instances, the payment of additional rents based upon sales. The leases generally are renewable for one to three five-year periods.

         As of August 31, 1999 and 1998, capitalized lease obligations, included in long-term debt, amounted to $719,000 and $635,000, respectively, net of current portion of $88,000 and $93,000 respectively. The related assets (retail gas stations and convenience stores) as of August 31, 1999 and 1998 amounted to $550,000 and $448,000 respectively, net of accumulated amortization of $196,000 and $123,000, respectively.

         Lease amortization amounting to $72,000, $85,000, and $117,000 for the years ended August 31, 1999, 1998, and 1997 respectively, is included in depreciation and amortization expense.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

         Future minimum lease payments as of August 31, 1999 are summarized as follows:

                                                                 CAPITAL      OPERATING
YEAR ENDED AUGUST 31,                                            LEASES         LEASES
------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
2000                                                          $       186  $        2,899
2001                                                                  131           2,166
2002                                                                  108           1,580
2003                                                                  110             970
2004                                                                  115             645
Thereafter                                                          1,071           1,012
------------------------------------------------------------------------------------------
              Total minimum lease payments                          1,721           9,272
Less:         Minimum sublease rents                                   --             184
------------------------------------------------------------------------------------------
              Net minimum sublease payments                         1,721  $        9,088
                                                                             =============
Less:         Amount representing interest                          1,002
--------------------------------------------------------------------------
              Present value of net minimum
              lease payments                                  $       719
==========================================================================

         Net rent expense for operating leases amounted to $3,386,000, $3,338,000 and $3,238,000 for the years ended August 31, 1999, 1998 and 1997 respectively.


   6.    CREDIT FACILITY

         In June 1997, the Company negotiated a $35,000,000 secured revolving credit facility (the "Facility") with a syndicate of banks that provides for revolving credit loans and for the issuance of letters of credit. The Facility expires on June 9, 2002 and is secured by certain qualifying cash accounts, accounts receivable, and inventory, which amounted to $54,964,000 as of August 31, 1999. Until maturity, the Company may borrow, repay and reborrow on an amount not exceeding certain percentages of secured assets. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds rate plus 1/2% for base rate borrowings and the LIBOR rate for Euro-Rate borrowings, which was 7.63% as of August 31, 1999. As of August 31, 1999 no letters of credit and $5,000,000 of borrowings were outstanding under the agreement. No other borrowings or letters of credit were outstanding for any other period presented. The Company pays a commitment fee of 3/8% per annum on the unused balance of the Facility.


   7.    LONG-TERM DEBT

         During June 1997, the Company sold $200,000,000 of 10 3/4% Senior Unsecured Notes due 2007, Series A. Subsequent to this issue, the Company exchanged these notes for its 10 3/4% Senior Unsecured Notes due 2007, Series B. Such notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's subsidiaries (Note 17). The proceeds of the offering were used to retire all of its outstanding senior notes, pay prepayment penalties related thereto and to retire the amount outstanding under the Company's existing secured revolving credit facility. The excess proceeds from the offering of approximately $48,100,000 were deposited in an escrow account to be used for expanding and upgrading the refinery, rebuilding and refurbishing existing retail units, and for acquiring new retail units and other capital expenditure projects. As of August 31, 1998 the unused funds were classified as "Restricted Cash and Cash Equivalents and Investments".

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

         Both the senior unsecured notes and secured credit facility require that the Company maintain certain minimum levels of tangible net worth, working capital ratios and cash flow and restrict the amount available to distribute dividends. The Company is currently in compliance with its loan covenants.

         A summary of long-term debt is as follows:

                                                                                 AUGUST 31,
                                                                     -------------------------------
                                                                        1999             1998
----------------------------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)
Long-term debt:
       10.75% senior unsecured notes due June 9, 2007,
             Series B                                              $     200,000  $         200,000
       Other long-term debt                                                  454                674
       Capitalized lease obligations (Note 5)                                719                635
----------------------------------------------------------------------------------------------------
                                                                         201,173            201,309
   Less:     Current installments of long-term debt                          217                283
----------------------------------------------------------------------------------------------------
             Total long-term debt, less current installments       $     200,956  $         201,026
====================================================================================================

         The principal amount of long-term debt outstanding as of August 31, 1999, matures as follows:

YEAR ENDED AUGUST 31,
-------------------------------------------------------------------------------
                                                                (IN THOUSANDS)

2000                                                                  $    217

2001                                                                       121

2002                                                                        95

2003                                                                        76

2004                                                                        84

Thereafter                                                             200,580
-------------------------------------------------------------------------------
                                                                      $201,173
===============================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

         The following financing costs have been deferred and are being amortized to expense over the term of the related debt:

                                                            AUGUST 31,
                                                   ----------------------------
                                                       1999          1998
-------------------------------------------------------------------------------
                                                           (IN THOUSANDS)
Beginning balance                                 $     7,244     $     7,807
Current year additions                                     --             303
-------------------------------------------------------------------------------
                Total financing costs                   7,244           8,110
Amortization                                             (874)           (866)
-------------------------------------------------------------------------------
                                                  $     6,370     $     7,244
===============================================================================

   8.    EMPLOYEE BENEFIT PLANS

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

         In addition to the above, the Company provides certain post-retirement healthcare benefits to salaried and certain hourly employees. These post-retirement benefit plans are unfunded and the costs are shared by the Company and its retirees.

         Net periodic pension cost and post-retirement healthcare benefit cost consist of the following components for the years ended August 31, 1999, 1998, and 1997:

                                                    PENSION BENEFITS                  OTHER POST-RETIREMENT BENEFITS
                                           -----------------------------------     --------------------------------------
                                              1999        1998        1997            1999         1998         1997
-------------------------------------------------------------------------------------------------------------------------
                                                                          (IN THOUSANDS)
Service cost                                   $ 1,430      $ 1,381      $ 1,283      $   689      $   620      $   670
Interest cost on benefit obligation              2,014        1,897        1,632          931          892          905
Expected return on plan assets                  (2,315)      (1,921)      (1,509)          --           --           --
Amortization of transition obligation              140          140          140          597          597          597
Amortization and deferrals                        (121)        (175)        (105)        (179)        (211)        (140)
-------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                      $ 1,148      $ 1,322      $ 1,441      $ 2,038      $ 1,898      $ 2,032
=========================================================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

         The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended August 31, 1999 and 1998:

                                                                                            OTHER
                                                                                       POST-RETIREMENT
                                                            PENSION BENEFITS               BENEFITS
                                                   -------------------------------------------------------
                                                      1999           1998           1999            1998
----------------------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation @ beginning of year             $ 25,079       $ 24,017       $ 12,450       $ 12,668
    Service cost                                      1,430          1,381            689            620
    Interest cost                                     2,014          1,897            931            892
    Actuarial (gains) losses                          2,434         (1,401)           195         (1,295)
    Benefits paid                                      (982)          (815)          (469)          (435)
----------------------------------------------------------------------------------------------------------
Benefit obligation @ end of year                     29,975         25,079         13,796         12,450
----------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
Fair values of plan assets @ beginning of year       24,965         23,534             --             --
    Actual return on plan assets                      5,059          1,436             --             --
    Company contributions                             1,108            810            469            435
    Benefits paid                                      (982)          (815)          (469)          (435)
----------------------------------------------------------------------------------------------------------
Fair values of plan assets @ end of year             30,150         24,965             --             --
----------------------------------------------------------------------------------------------------------
Funded status                                          (175)           114         13,796         12,450
    Unrecognized actuarial gains                      7,233          7,120          4,303          4,677
    Unrecognized prior service cost                    (844)          (920)            --             --
    Unrecognized transition obligation               (1,190)        (1,330)        (8,355)        (8,952)
----------------------------------------------------------------------------------------------------------
Accrued benefit cost                               $  5,024       $  4,984       $  9,744       $  8,175
==========================================================================================================
WEIGHTED AVERAGE ASSUMPTIONS:
    Discount rate                                       7.5%           8.0%           7.5%           8.0%
                                                                                 =========================
    Expected return on plan assets                      9.0%           8.0%
    Rate of compensation increase                  3.0%-4.5%      3.0%-4.5%
=============================================================================

         For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 7.1% and 5%, respectively for 1999; the rates were assumed to decrease gradually to 5% for both medical and dental benefits until 2008 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1 percentage point change in the assumed healthcare cost trend rate would have the following effects:

                                                                       1% POINT       1% POINT
                                                                       INCREASE       DECREASE
                                                                     ----------       --------
Effect on total of service and interest cost components              $     297        $   (267)
Effect on post-retirement benefit obligation                             2,283          (2,088)

         The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company's contributions to these plans amounted to $576,000, $548,000 and $498,000 for the years ended August 31, 1999, 1998 and 1997, respectively.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

   9.    INCOME TAXES

         Income tax expense (benefit) consists of:


                               YEAR ENDED AUGUST 31,
                       -----------------------------------
                         1999         1998        1997
----------------------------------------------------------
                                (IN THOUSANDS)
Federal:
          Current      $  (185)     $  (600)     $ 2,928
          Deferred        (668)      (2,971)        (491)
----------------------------------------------------------
                          (853)      (3,571)       2,437
----------------------------------------------------------
State:
          Current           (9)         281          535
          Deferred        (144)      (1,842)        (384)
----------------------------------------------------------
                          (153)      (1,561)         151
----------------------------------------------------------
                       $(1,006)     $(5,132)     $ 2,588
==========================================================

         Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income before income tax expense (benefit) and extraordinary item is as follows:

                                                                            YEAR ENDED AUGUST 31,
                                                                  ------------------------------------
                                                                     1999          1998         1997
------------------------------------------------------------------------------------------------------
                                                                              (IN THOUSANDS)

U. S. federal income taxes at the statutory rate of 34%            $  (886)     $(4,363)     $ 2,188
State income taxes, net of Federal benefit                            (172)        (664)         363
Reduction of taxes provided in prior year                               --          (51)         (62)
Nondeductible expenses                                                  16          174          317
Other                                                                   36         (228)        (218)
------------------------------------------------------------------------------------------------------
              Income tax attributable to income (loss)
              before income tax expense, extraordinary
              item and cumulative effect                           $(1,006)     $(5,132)     $ 2,588
======================================================================================================

                                       35

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

         Deferred income tax liabilities (assets) are comprised of the following:

                                                       AUGUST 31,
                                               ------------------------
                                                  1999          1998
-----------------------------------------------------------------------
                                                     (IN THOUSANDS)
Current deferred income tax liabilities (assets):
    Inventory valuation                        $  2,610      $ (2,501)
    Accounts receivable allowance                  (141)         (165)
    Accrued liabilities                          (1,775)       (2,513)
    Other                                           (33)          155
-----------------------------------------------------------------------
                                                    661        (5,024)
-----------------------------------------------------------------------
Deferred income tax liabilities:
    Property, plant and equipment                29,898        28,971
    Accrued liabilities                          (6,725)       (6,216)
    Tax credits and carryforwards                (7,146)       (4,300)
    State net operating loss carryforwards       (3,437)       (2,513)
    Valuation allowance                             854           870
    Other                                            71            77
-----------------------------------------------------------------------
                                                 13,515        16,889
-----------------------------------------------------------------------
Net deferred income tax liability              $ 14,176      $ 11,865
=======================================================================


         The Company's results of operations are included in the consolidated Federal tax return of the Parent. The Company has a net operating loss for regular tax purposes of $8,000,000 which will expire after 2019. For financial reporting purposes, valuation allowances of $854,000 and $870,000 at August 31, 1999 and 1998 were recognized for state net operating loss carryforwards not anticipated to be realized before expiration.

         The Tax Reform Act of 1986 created a separate parallel tax system called the Alternative Minimum Tax ("AMT") system. AMT is calculated separately from the regular U.S. Federal income tax and is based on a flat rate of 20% applied to a broader tax base. The higher of the two taxes is paid. The excess AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities in excess of AMT liabilities of future years. The Company generated AMT credits in prior years of approximately $4,200,000 that is available to offset the regular tax liability in the future years.


   10.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

         The carrying amount of cash and cash equivalents, trade accounts and notes receivable and current liabilities approximate fair value because of the short maturity of these instruments.

         The fair value of long-term debt (Note 7) was determined using the fair market value of the individual debt instruments. As of August 31, 1999, the carrying amount and estimated fair value of these debt instruments approximated $201,173,000 and $149,447,000, respectively.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

   11.   CONTINGENCIES

         In addition to the environmental matter discussion in Note 13, the Company is a defendant in various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated financial position of the Company.


   12.   TRANSACTIONS WITH AFFILIATED COMPANIES

         In June 1997, the Company declared a dividend of $28,285,000 of which $5,000,000 was paid in cash and $23,285,000 was forgiveness of debt from related parties. Additionally, the Company offset $2,017,000 of amounts due from related parties with deferred tax benefits previously received.

         The Company paid a service fee relating to certain costs incurred by its Parent for the Company's New York office. During the years ended August 31, 1999, 1998 and 1997, such fees amounted to approximately $995,000, $980,000 and $2,712,000 respectively.

         An affiliate of the Company leases nine retail gas station and convenience stores to the Company under various operating leases which all expire in 2001. Rent expense relating to these leases was $264,000 for each of the years ended August 31, 1999, 1998 and 1997.


    13.  ENVIRONMENTAL MATTERS

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

         Due to the nature of the Company's business, the Company is and will continue to be subject to various environmental claims, legal actions and complaints. The Company is unable to determine the aggregate effect of the claims asserted by the United States Environmental Protection Agency pursuant to certain Notices of Violation and an Administrative Order upon its operations or consolidated financial condition until the scope of the claims is fully known. In the opinion of management, all current matters are without merit or are of such kind or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated financial position and results of operations of the Company.

         Management of the Company believes that remediation or related environmental costs incurred during the normal course of business are not expected to be material.

    14.  OTHER EXPENSE

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



The undiscounted amounts due as of August 31, 1999 are as follows:

      YEAR ENDED AUGUST 31,
      ---------------------------------------------------------
                                                 (IN THOUSANDS)
             2000                                     $    160
             2001                                          160
             2002                                          160
             2003                                          160
      ---------------------------------------------------------
                                                      $    640
      =========================================================


    15.  EXTRAORDINARY ITEM

         In June 1997, the Company incurred an extraordinary loss of $6,653,000 (net of an income tax benefit of $4,200,000) as a result of "make-whole premiums" paid and financing costs written-off in connection with the early retirement of its 11.50% and 13.50% senior unsecured notes.


    16.  SEGMENTS OF BUSINESS

         The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

         The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products and convenience and grocery items through company owned gasoline stations and convenience stores under the Kwik Fill(R) and Red Apple Food Mart(R) brand names.

         The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements. Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company's reportable segments is presented in the following table.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                                           YEAR ENDED AUGUST 31,
                                  -------------------------------------
                                    1999          1998          1997
-----------------------------------------------------------------------
                                                       (IN THOUSANDS)
Net Sales
      Retail                      $437,884     $ 435,151      $463,895
      Wholesale                    319,442       323,472       407,453
-----------------------------------------------------------------------
                                  $757,326     $ 758,623      $871,348
=======================================================================
Intersegment Sales
      Wholesale                   $142,039     $ 156,959      $198,129
=======================================================================
Operating income (Loss)
      Retail                      $     91     $  (2,333)     $  3,267
      Wholesale                     18,336         9,673        18,710
-----------------------------------------------------------------------
                                  $ 18,427     $   7,340      $ 21,977
=======================================================================
Total Assets
      Retail                      $113,599     $  95,654      $ 80,124
      Wholesale                    235,641       246,925       266,268
-----------------------------------------------------------------------
                                  $349,240     $ 342,579      $346,392
=======================================================================
Depreciation and Amortization
      Retail                      $  2,341     $   1,985      $  1,906
      Wholesale                      6,701         6,335         6,324
-----------------------------------------------------------------------
                                  $  9,042     $   8,320      $  8,230
=======================================================================
Capital Expenditures
      Retail                      $ 18,698     $  16,880      $  3,095
      Wholesale                      7,526        16,636         2,729
-----------------------------------------------------------------------
                                  $ 26,224     $  33,516      $  5,824
=======================================================================



    17.  SUBSIDIARY GUARANTORS

         Summarized financial information for the Company's wholly-owned subsidiary guarantors (Note 7) is as follows:

                                                     AUGUST 31,
                                         --------------------------------
                                              1999            1998
-------------------------------------------------------------------------
                                                   (IN THOUSANDS)
Current Assets                            $       45,027       $  39,901
Noncurrent Assets                                 88,431          73,666
Current Liabilities                              125,789         103,977
Noncurrent Liabilities                            10,312          10,651
=========================================================================

                           UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



                                      YEAR ENDED AUGUST 31,
                            ---------------------------------------
                               1999            1998          1997
-------------------------------------------------------------------
                                         (IN THOUSANDS)
Net Sales                   $ 442,908      $ 439,563      $468,570
Gross Profit                   72,746         66,157        68,524
Operating Income (Loss)         2,334         (1,582)        5,185
Net Income (Loss)              (1,693)        (4,129)        1,624
-------------------------------------------------------------------

         Separate financial statements of the wholly-owned subsidiary guarantors are not presented because management believes they would not be meaningful to investors.


    18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

===============================================================================
                                                             INCOME
                                                         (LOSS) BEFORE
                                           GROSS           CUMULATIVE
                        NET SALES         PROFIT          EFFECT CHANGE
-------------------------------------------------------------------------------
                                      (IN THOUSANDS)
       1999
First Quarter           $187,092          $25,209          $  (450)
Second Quarter           144,662           16,954           (6,435)
Third Quarter            185,313           32,845            4,214
Fourth Quarter           240,259           29,948            1,072

       1998
First Quarter           $213,302          $27,181          $   725
Second Quarter           163,263            8,949           (9,557)
Third Quarter            175,246           22,705           (2,314)
Fourth Quarter           206,812           31,889            3,446
===============================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of November 29, 1999 with respect to all directors and executive officers of the Company.

                                      DIRECTOR
           NAME              AGE       SINCE           POSITION        PRINCIPAL OCCUPATION FOR THE PAST 5 YEARS
           ----              ---       -----           --------        -----------------------------------------
John A. Catsimatidis          51       1986       Chairman of the      Chairman of the Board, Chief Executive
                                                     Board, Chief      Officer and President of Red Apple Group,
                                                      Executive        Inc. (a holding company for certain
                                                       Officer,        businesses, including corporations which
                                                       Director        operate supermarkets in New York); Chief
                                                                       Executive Officer and Director of Gristede's
                                                                       Foods, Inc., a public company whose common
                                                                       stock is listed on the American Stock Exchange
                                                                       and operates supermarkets in New York; a
                                                                       director of News Communications, Inc., a public
                                                                       company whose stock is traded over-the-counter
                                                                       and Fonda Paper Company, Inc., a privately held
                                                                       company.

Myron L. Turfitt              47       1988       President, Chief     President and Chief Operating Officer of the
                                                      Operating        Company since September 1996. From June
                                                       Officer,        1987 to September 1996 he was Chief
                                                       Director        Financial Officer and Executive Vice
                                                                       President of the Company.

Thomas C. Covert              65       1988        Vice Chairman       Vice Chairman of the Company since September
                                                    And Director       1996. From December 1987 to September 1996
                                                                       he was Executive Vice President and Chief
                                                                       Operating Officer of the Company.

Ashton L. Ditka               58       ---          Senior Vice        Senior Vice President - Marketing of the
                                                     President -       Company since July 1990.
                                                     Marketing


                                     Director
           Name               Age      Since         Position       Principal Occupation for the Past 5 Years
           ----               ---      -----         --------       -----------------------------------------
Thomas E. Skarada              56       ---      Vice President -   Vice President - Refining of the Company
                                                     Refining       since February 1996.  From September 1994
                                                                    to February 1996 he was Assistant Vice
                                                                    President - Refining.

Frederick J. Martin, Jr.       45       ---      Vice President -   Vice President - Supply and Transportation
                                                    Supply and      of the Company since February 1993.
                                                  Transportation

James E. Murphy                54       ---       Vice President    Chief Financial Officer of the Company
                                                    and Chief       since January 1997.  He was Vice President
                                                    Financial       - Finance from April 1995 to December 1996.
                                                     Officer

John R. Wagner                 40       ---      Vice President,    Vice President, General Counsel and
                                                     General        Secretary of the Company since August
                                                   Counsel and      1997.  Prior to joining the Company, Mr.
                                                    Secretary       Wagner served as Counsel to Dollar Bank,
                                                                    F.S.B. from 1988 until assuming his current
                                                                    position.

Dennis E. Bee, Jr.             57       ---         Treasurer       Treasurer of the Company since May 1988.

Martin R. Bring                56       1988         Director       A member of the law firm of Wolf, Block,
                                                                    Schorr and Solis-Cohen, LLP, New York since
                                                                    1978.  He also serves as a Director of
                                                                    Gristede's Foods, Inc., a supermarket
                                                                    chain.

Evan Evans                     73       1997         Director       Chairman of Holvan Properties, Inc., a
                                                                    privately owned petroleum industry consulting
                                                                    firm since 1983.  He is also a director of
                                                                    U.S. Energy Systems, Inc., a public company
                                                                    whose common stock is quoted on the Nasdaq
                                                                    SmallCap Market, and of Alexander-Allen,
                                                                    Inc., a privately owned company which owns a
                                                                    refinery in Alabama which is currently
                                                                    shutdown.  He has been a director of both of
                                                                    these companies since 1994.

Kishore Lall                   52       1997         Director       Director of Gristede's Foods, Inc., since
                                                                    October 1997. Consultant to Red Apple Group
                                                                    Inc. from January 1997 to October 1997.
                                                                    Private investor from June 1994 to December
                                                                    1996.

                                      Director
           Name               Age      Since         Position       Principal Occupation for the Past 5 Years
           ----               ---      -----         --------       -----------------------------------------

Douglas Lemmonds               52       1997         Director       Independent consultant since August of 1999.
                                                                    Prior to becoming a consultant, he was
                                                                    Managing Director and the Chief Operating
                                                                    Officer, Private Banking-Americas of the
                                                                    Deutsche Bank Group from May 1996.  From June
                                                                    1991 to May 1996 Mr. Lemmonds was the
                                                                    Regional Director of Private Banking of the
                                                                    Northeast Regional Office of the Bank of
                                                                    America and from August 1973 to June 1991 he
                                                                    held various other positions with Bank of
                                                                    America.

Andrew Maloney                 67       1997         Director       Partner of Brown & Wood LLP, a New York law
                                                                    firm, since December 1992.  From June 1986
                                                                    to December 1992 he was the United States
                                                                    Attorney for the Eastern District of New York.

Dennis Mehiel                  56       1997         Director       Chairman and Chief Executive Officer of The
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Not Applicable

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Not Applicable



ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth for the three fiscal years ended August 31, 1996, 1997 and 1998 the compensation paid by the Company to its Chairman of the Board and Chief Executive Officer and each of the four other executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended August 31, 1999.



                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------

                                                                             OTHER ANNUAL       OTHER
                                                ANNUAL COMPENSATION          COMPENSATION     COMPENSATION
NAME & PRINCIPAL POSITION           YEAR     SALARY ($)       BONUS ($)        ($) (1)          ($) (2)
-------------------------           ----     --------------------------        -------          -------
John A. Catsimatidis                1999    $360,000          $290,000          $    -          $8,488
     Chairman of the Board &        1998     360,000           265,000               -           8,052
     Chief Executive Officer        1997     360,000           265,000               -           7,802

Myron L. Turfitt                    1999    $235,000          $225,000          $4,780          $6,796
     President &                    1998     235,000           200,000           5,325           6,932
     Chief Operating Officer        1997     235,000           280,000           2,780           6,562

Ashton L. Ditka                     1999    $140,000          $ 20,000          $2,712          $7,427
     Senior Vice President          1998     140,000            11,200           2,985           7,214
     Marketing                      1997     135,042            31,405           3,241           6,731

Thomas E. Skarada                   1999    $110,000          $ 20,000          $6,750          $5,893
     Vice President                 1998     110,000             8,800           6,781           5,490
     Refining                       1997     105,000            29,900           7,580           4,470

Frederick J. Martin, Jr.            1999    $100,000          $  8,000          $5,564          $4,042
     Vice President                 1998     100,000             8,000           4,915           4,036
     Supply & Transportation        1997      94,300             4,620           4,210           3,835



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


PENSION PLAN TABLE

                                                          YEARS OF SERVICE
                                                          ----------------
AVERAGE EARNINGS                       15           20           25           30           35
----------------
$100,000                            $16,027      $21,370      $26,712       $32,055      $37,397
$125,000                             20,715       27,620       34,525        41,430       48,335
$150,000                             25,402       33,870       42,337        50,805       59,272
$160,000 or more                     27,277       36,370       45,462        54,555       63,647


         The benefit formula is based on the average earnings of the participant for the three years in which such participant's earnings were the highest. Earnings include salary and bonus up to a maximum of $160,000 per year. Benefits are calculated by multiplying the sum of (a) 1% of average earnings up to the Social Security compensation base, plus (b) 1.25% of average earnings in excess of the Social Security compensation base, by (c) the number of years of service. Payments of retirement benefits are not reduced by any Social Security benefits received by the participant. The Social Security compensation base for 1999 is $72,600.

         Assuming that the following officers continue to be employed by the Company until they reach age 65, their credited years of service will be as follows:


                          CURRENT YEARS                      YEARS OF SERVICE
NAME OF INDIVIDUAL         OF SERVICE                            AT AGE 65
JOHN A. CATSIMATIDIS            13                                 27
MYRON L. TURFITT                21                                 39
ASHTON L. DITKA                 23                                 30
THOMAS E. SKARADA                6                                 14
FREDERICK J. MARTIN, JR.        19                                 39


                            COMPENSATION OF DIRECTORS

         Non-officer directors receive a stipend of $15,000 per year and $1,000 for each meeting attended.

EMPLOYMENT AND CONSULTING AGREEMENTS

         Thomas C. Covert entered into a consulting agreement with the Company, the initial term of which commenced on September 1, 1996 and expired on August 31, 1998. The Agreement provides that its term shall be extended for two additional one year periods unless the Company or Mr. Covert gives written notice of cancellation to the other party within specified time periods. Under such provision the term of the Agreement has been extended to August 31, 2000. Under the agreement Mr. Covert is obligated to render services to the Company on a limited time basis of between 30-40 hours per month in such capacities as the Board of Directors of the Company may designate. Under the agreement the Company has agreed to pay Mr. Covert $170 per hour for services rendered, but in no event less than $6,800 per month for each month during the term of the agreement.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding ownership of Common Stock on November 29, 1999 by: (i) each stockholder known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investing power with respect to the shares indicated.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company paid a service fee relating to certain costs incurred by its parent, Red Apple Group, Inc., ("RAG"), for the Company's New York office for fiscal 1999 amounting to approximately $995,000. Pursuant to a Servicing Agreement entered into between the Company and RAG in June 1997, the Company will pay up to a $1,000,000 per year fee relating to these costs. The term of the Servicing Agreement expires on June 9, 2000, but the term shall be automatically extended for periods of one year if neither party gives notice of termination of the Servicing Agreement prior to the expiration of the then current term.

         As of the date hereof, United Refining, Inc., owned by John A. Catsimatidis, was leasing to the Company nine retail units. The term of each lease expires on April 1, 2001. The annual rentals payable under the leases aggregate $264,000, which the Company believes are market rates. As of the date hereof, the Company was current on all rent obligations under such leases.

         RAG files a consolidated tax return with affiliated entities, including the Company. Commencing in June 1997, RAG, the Company and certain of their affiliates entered into a tax sharing agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement the parties established a method for allocating the consolidated federal income tax liability and combined state tax liability of the RAG affiliated group among its members; for reimbursing RAG for payment of such tax liability; for compensating any member for use of its net operating loss or tax credits in arriving at such tax liability; and to provide for the allocation and payment of any refund arising from a carryback of net operating loss or tax credits from subsequent taxable years. Pursuant to the tax sharing agreement included in prepaid expenses and other assets are amounts due from the Parent of approximately $1,600,000 as of August 31, 1999 and 1998, respectively.

         During fiscal 1999, the Company made payments for services rendered to it by Wolf, Block, Schorr and Solis-Cohen, LLP, ("WBS&S-C"), a law firm of which Martin R. Bring, a director of the Company, is a member. The Company believes that the fees paid to WBS&S-C for legal services are comparable to fees it would pay to a law firm for similar services, none of whose members are officers, directors or principal stockholders of the Company.


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

3.19 Certificate of Incorporation of Kwik-Fil, Inc. ("K-FI"). Incorporated by reference to Exhibit 3.19 to the Registration Statement.
3.20 Bylaws of K-FI. Incorporated by reference to Exhibit 3.20 to the Registration Statement.
3.21 Certificate of Incorporation of Vulcan Asphalt Refining Corporation ("VARC"). Incorporated by reference to Exhibit 3.21 to the Registration Statement.
3.22 Bylaws of VARC. Incorporated by reference to Exhibit 3.22 to the Registration Statement.
3.23 Certificate of Incorporation of United Jet Center, Inc. ("UJCI"). Incorporated by reference to Exhibit 3.23 to the Registration Statement.
3.24 Bylaws of UJCI. Incorporated by reference to Exhibit 3.24 to the Registration Statement.
4.1 Indenture dated as of June 9, 1997 between URC, URCP, KPC, KPCY, KFI, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, UJCI and IBJ Schroder Bank & Trust Company ("Schroder"), relating to the 10 3/4% Series A Senior Notes due 2007. Incorporated by reference to Exhibit 4.1 to the Registration Statement.
4.2 Form of Note. Incorporated by reference to Exhibit 4.2 to the Registration Statement.
10.1 Purchase Agreement dated June 4, 1997 between URC, URCP, KPC, KPCY, KFI, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, UJCI, Dillion, Read & Co. Inc. ("DRCI") and Bear, Stearns & Co. Inc. ("BSCI"). Incorporated by reference to Exhibit 10.1 to the Registration Statement.
10.2 Registration Rights Agreement dated June 9, 1997 between URC, URCP, KPC, KPCY, KFI, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, UJCI, DRCI, and BSCI. Incorporated by reference to Exhibit 10.2 to the Registration Statement.
10.3 Escrow Agreement dated June 9, 1997 between Schroder, as Escrow Agent, Schroder, as Trustee, and URC. Incorporated by reference to Exhibit
         10.3 to the Registration Statement.
10.4 Servicing Agreement dated June 9, 1997 between URC and Red Apple Group, Inc. Incorporated by reference to Exhibit 10.4 to the Registration Statement.
10.5 Collective Bargaining Agreement dated February 1, 1996 between URC and International Union of Operating Engineers, Local No. 95. Incorporated by reference to Exhibit 10.5 to the Registration Statement.
10.6 Collective Bargaining Agreement dated June 23, 1993 between URC and International Union, United Plant Guard Workers of America and Local No. 502. Incorporated by reference to Exhibit 10.6 to the Registration Statement.
10.7 Collective Bargaining Agreement dated February 1, 1997 between URC and United Steel Workers of America Local Union No. 2122-A. Incorporated by reference to Exhibit 10.7 to the Registration Statement.
10.8 Collective Bargaining Agreement dated August 1, 1995 between URC and General Teamsters Local Union No. 397. Incorporated by reference to
         Exhibit 10.8 to the Registration Statement.
10.9 Credit Agreement dated as of June 9, 1997 by and among, URC, URCP, KPC and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.9 to the Registration Statement.
10.10 Continuing Agreement of Guaranty and Suretyship dated as of June 9, 1997 by URC. Incorporated by reference to Exhibit 10.10 to the Registration Statement.
10.11 Continuing Agreement of Guaranty and Suretyship dated as of June 9, 1997 by URCP. Incorporated by reference to Exhibit 10.11 to the Registration Statement.
10.12 Continuing Agreement of Guaranty and Suretyship dated as of June 9, 1997 by KPC. Incorporated by reference to Exhibit 10.12 to the Registration Statement.
10.13 Security Agreement dated as of June 9, 1997 by and among, URC, URCP, KPC and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.13 to the Registration Statement.
10.14 Waiver and Amendment to Credit Agreement dated as of July 15, 1998 by and among, URC, URCP, KPC and the banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit
         10.14 of Registrant's Annual Report on Form 10K for fiscal year ended August 31, 1998.
10.15 Consulting Agreement dated September 1, 1996 with Thomas C. Covert. Incorporated by reference to Exhibit 10.14 of Registrant's Annual Report on Form 10K for fiscal year ended August 31, 1998.
10.16 Deferred Compensation Agreement dated September 1, 1996 with Thomas C. Covert. Incorporated by reference to Exhibit 10.14 of Registrant's Annual Report on Form 10K for fiscal year ended August 31, 1998.

10.17 Waiver and Amendment to Credit Agreement dated as of April 13, 1999 by and among URC, URCP, KPC and the banks party thereto and PNC Bank, National Association, as Agent.*

21.1     Subsidiaries of the Registrants. Incorporated by reference to Exhibit
         21.1 to the Registration Statement.

27.1     Financial data schedule for the twelve months ended August 31, 1999.*

(b)      Reports on Form 8-K

                NONE

* Filed herewith

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholder of United Refining Company


         The audits referred to in our report dated October 29, 1999 relating to the consolidated financial statements of United Refining Company and Subsidiaries included the audits of the financial statement Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended August 31, 1999. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

         In our opinion, such financial statement Schedule - Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.


                                                          /s/   BDO SEIDMAN, LLP

New York, New York
October 29, 1999

                    UNITED REFINING COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                               Balance at      Charged to
                                              Beginning of      Costs and                       Balance at End
              Description                        Period          Expenses        Deductions       Of Period
--------------------------------------        ------------     -----------       ----------    --------------
Year ended August 31, 1997:
     Reserves and allowances deducted
     from asset accounts:
     Allowance for uncollectible
     Accounts                                    $541            $407            $(437)            $511
                                                 ====            ====            =====             ====

Year ended August 31, 1998:
     Reserves and allowances deducted
     from asset accounts:
     Allowance for uncollectible
     Accounts                                    $511            $258            $(364)            $405
                                                 ====            ====            =====             ====

Year ended August 31, 1999:
     Reserves and allowances deducted
     from asset accounts:
     Allowance for uncollectible
     Accounts                                    $405            $195            $(235)            $365
                                                 ====            ====            =====             ====

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED REFINING COMPANY

Dated:  November 29, 1999          By: /s/  Myron L. Turfitt
                                      -----------------------------------------
                                          Myron L. Turfitt
                                          President and Chief Operating Officer

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                           DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 29, 1999
-------------------------------
John A. Catsimatidis
                                        President, Chief Operating Officer
/s/ Myron L. Turfitt                    and Director                                       November 29, 1999
-------------------------------
Myron L. Turfitt

/s/ Thomas C. Covert                    Vice Chairman and Director                         November 29, 1999
-------------------------------
Thomas C. Covert
                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)
James E. Murphy                                                                            November 29, 1999

/s/ Martin R. Bring                     Director                                           November 29, 1999
-------------------------------
Martin R. Bring

/s/ Evan Evans                          Director                                           November 29, 1999
-------------------------------
Evan Evans

/s/ Kishore Lall                        Director                                           November 29, 1999
-------------------------------
Kishore Lall

/s/ Douglas Lemmonds                    Director                                           November 29, 1999
-------------------------------
Douglas Lemmonds

/s/ Andrew Maloney                      Director                                           November 29, 1999
-------------------------------
Andrew Maloney

/s/ Dennis Mehiel                       Director                                           November 29, 1999
-------------------------------
Dennis Mehiel

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNITED REFINING COMPANY OF
                                  PENNSYLVANIA


Dated:  November 29, 1999         By: /s/ Myron L. Turfitt
                                     ------------------------------------------
                                          Myron L. Turfitt
                                          President and Chief Operating Officer

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE
                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 29, 1999
-------------------------------
John A. Catsimatidis

/s/ Myron L. Turfitt                    President, Chief Operating Officer                 November 29, 1999
-------------------------------
Myron L. Turfitt
                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)
James E. Murphy                                                                            November 29, 1999

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  KIANTONE PIPELINE CORPORATION


Dated:  November 29, 1999         By: /s/ Myron L. Turfitt
                                     ------------------------------------------
                                          Myron L. Turfitt
                                          President and Chief Operating Officer

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE
                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 29, 1999
-------------------------------
John A. Catsimatidis
                                        President, Chief Operating Officer
/s/ Myron L. Turfitt                    and Director                                       November 29, 1999
-------------------------------
Myron L. Turfitt
                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)
James E. Murphy                                                                            November 29, 1999

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KIANTONE PIPELINE COMPANY


Dated:  November 29, 1999                  By: /s/ Myron L. Turfitt
                                               --------------------------------
                                                   Myron L. Turfitt
                                                   Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE
                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 29, 1999
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 29, 1999
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)
James E. Murphy                                                                            November 29, 1999

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              UNITED JET CENTER, INC.


Dated:  November 29, 1999                     By: /s/  Myron L. Turfitt
                                                 ------------------------------
                                                       Myron L. Turfitt
                                                       Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE
                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 29, 1999
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 29, 1999
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)
James E. Murphy                                                                            November 29, 1999

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              VULCAN ASPHALT REFINING
                                              CORPORATION



Dated:  November 29, 1999                     By: /s/  Myron L. Turfitt
                                                 ------------------------------
                                                       Myron L. Turfitt
                                                       Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE
                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 29, 1999
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 29, 1999
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)
James E. Murphy                                                                            November 29, 1999

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KWIK-FIL, INC.



Dated:  November 29, 1999                     By: /s/  Myron L. Turfitt
                                                 ------------------------------
                                                       Myron L. Turfitt
                                                       Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE
                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 29, 1999
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 29, 1999
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)
James E. Murphy                                                                            November 29, 1999

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KWIK-FILL, INC.



Dated:  November 29, 1999                     By: /s/  Myron L. Turfitt
                                                 ------------------------------
                                                       Myron L. Turfitt
                                                       Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE
                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 29, 1999
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 29, 1999
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)
James E. Murphy                                                                            November 29, 1999

                                       59

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INDEPENDENT GASOLINE & OIL
                                              COMPANY OF ROCHESTER, INC.



Dated:  November 29, 1999                     By: /s/  Myron L. Turfitt
                                                 ------------------------------
                                                       Myron L. Turfitt
                                                       Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE
                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 29, 1999
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 29, 1999
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)
James E. Murphy                                                                            November 29, 1999

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BELL OIL CORP.



Dated:  November 29, 1999                     By: /s/  Myron L. Turfitt
                                                 ------------------------------
                                                       Myron L. Turfitt
                                                       Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE
                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 29, 1999
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 29, 1999
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)
James E. Murphy                                                                            November 29, 1999

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PPC, INC.



Dated:  November 29, 1999                     By: /s/  Myron L. Turfitt
                                                 ------------------------------
                                                       Myron L. Turfitt
                                                       Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE
                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 29, 1999
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 29, 1999
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)
James E. Murphy                                                                            November 29, 1999

                                       62

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SUPER TEST PETROLEUM, INC.



Dated:  November 29, 1999                     By: /s/  Myron L. Turfitt
                                                 ------------------------------
                                                       Myron L. Turfitt
                                                       Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE
                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 29, 1999
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 29, 1999
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)
James E. Murphy                                                                            November 29, 1999

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Corporation during the fiscal year ended August 31, 1999.


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

10.1 Purchase Agreement dated June 4, 1997 between URC, URCP, KPC, KPCY, KFI, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, UJCI, Dillion, Read & Co. Inc. ("DRCI") and Bear, Stearns & Co. Inc. ("BSCI"). Incorporated by reference to Exhibit 10.1 to the Registration Statement.
10.2 Registration Rights Agreement dated June 9, 1997 between URC, URCP, KPC, KPCY, KFI, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, UJCI, DRCI, and BSCI. Incorporated by reference to Exhibit 10.2 to the Registration Statement.
10.3 Escrow Agreement dated June 9, 1997 between Schroder, as Escrow Agent, Schroder, as Trustee, and URC. Incorporated by reference to Exhibit
         10.3 to the Registration Statement.
10.4 Servicing Agreement dated June 9, 1997 between URC and Red Apple Group, Inc. Incorporated by reference to Exhibit 10.4 to the Registration Statement.
10.5 Collective Bargaining Agreement dated February 1, 1996 between URC and International Union of Operating Engineers, Local No. 95. Incorporated by reference to Exhibit 10.5 to the Registration Statement.
10.6 Collective Bargaining Agreement dated June 23, 1993 between URC and International Union, United Plant Guard Workers of America and Local No. 502. Incorporated by reference to Exhibit 10.6 to the Registration Statement.
10.7 Collective Bargaining Agreement dated February 1, 1997 between URC and United Steel Workers of America Local Union No. 2122-A. Incorporated by reference to Exhibit 10.7 to the Registration Statement.
10.8 Collective Bargaining Agreement dated August 1, 1995 between URC and General Teamsters Local Union No. 397. Incorporated by reference to
         Exhibit 10.8 to the Registration Statement.
10.9 Credit Agreement dated as of June 9, 1997 by and among, URC, URCP, KPC and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.9 to the Registration Statement.
10.10 Continuing Agreement of Guaranty and Suretyship dated as of June 9, 1997 by URC. Incorporated by reference to Exhibit 10.10 to the Registration Statement.
10.11 Continuing Agreement of Guaranty and Suretyship dated as of June 9, 1997 by URCP. Incorporated by reference to Exhibit 10.11 to the Registration Statement.
10.12 Continuing Agreement of Guaranty and Suretyship dated as of June 9, 1997 by KPC. Incorporated by reference to Exhibit 10.12 to the Registration Statement.
10.13 Security Agreement dated as of June 9, 1997 by and among, URC, URCP, KPC and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.13 to the Registration Statement.
10.14 Waiver and Amendment to Credit Agreement dated as of July 15, 1998 by and among, URC, URCP, KPC and the banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit
         10.14 of Registrant's Annual Report on Form 10K for fiscal year ended August 31, 1998.
10.15 Consulting Agreement dated September 1, 1996 with Thomas C. Covert. Incorporated by reference to Exhibit 10.14 of Registrant's Annual Report on Form 10K for fiscal year ended August 31, 1998.
10.16 Deferred Compensation Agreement dated September 1, 1996 with Thomas C. Covert. Incorporated by reference to Exhibit 10.14 of Registrant's Annual Report on Form 10K for fiscal year ended August 31, 1998.
10.17 Waiver and Amendment to Credit Agreement dated as of April 13, 1999 by and among URC, URCP, KPC and the banks party thereto and PNC Bank, National Association, as Agent.*
21.1     Subsidiaries of the Registrants. Incorporated by reference to Exhibit
         21.1 to the Registration Statement.
27.1     Financial data schedule for the twelve months ended August 31, 1999.*

(c)      Reports on Form 8-K

                NONE

* Filed herewith