Form 10-Q
period 1999-11-30
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2000-01-14
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

      (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended November 30, 1999

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------    ----------------------

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

Number of shares outstanding of Registrant's Common Stock as of January 14, 2000: 100.

                                                      TABLE OF ADDITIONAL REGISTRANTS
        --------------------------------------------------------------------------------------------------------------------------
                                                                          Primary Standard
                                                  State of Other             Industrial          IRS Employer
                                                  Jurisdiction of      Classification Number    Identification     Commission File
                        Name                       Incorporation                                    Number              Number
        --------------------------------------------------------------------------------------------------------------------------
        Kiantone Pipeline Corporation                New York                   4612              25-1211902         333-35083-01
        --------------------------------------------------------------------------------------------------------------------------
        Kiantone Pipeline Company                  Pennsylvania                 4600              25-1416278         333-35083-03
        --------------------------------------------------------------------------------------------------------------------------
        United Refining Company of                 Pennsylvania                 5541              25-0850960         333-35083-02
        Pennsylvania
        --------------------------------------------------------------------------------------------------------------------------
        United Jet Center, Inc.                      Delaware                   4500              52-1623169         333-35083-06
        --------------------------------------------------------------------------------------------------------------------------
        Kwik-Fill, Inc.                            Pennsylvania                 5541              25-1525543         333-35083-05
        --------------------------------------------------------------------------------------------------------------------------
        Independent Gas and Oil Company of           New York                   5170              06-1217388         333-35083-11
        Rochester, Inc.
        --------------------------------------------------------------------------------------------------------------------------
        Bell Oil Corp.                               Michigan                   5541              38-1884781         333-35083-07
        --------------------------------------------------------------------------------------------------------------------------
        PPC, Inc.                                      Ohio                     5541              31-0821706         333-35083-08
        --------------------------------------------------------------------------------------------------------------------------
        Super Test Petroleum, Inc.                   Michigan                   5541              38-1901439         333-35083-09
        --------------------------------------------------------------------------------------------------------------------------
        Kwik-Fil, Inc.                               New York                   5541              25-1525615         333-35083-04
        --------------------------------------------------------------------------------------------------------------------------
        Vulcan Asphalt Refining Corporation          Delaware                   2911              23-2486891         333-35083-10
        --------------------------------------------------------------------------------------------------------------------------

PART I.    FINANCIAL INFORMATION                                                        PAGE(S)
         Item 1.    Financial Statements

                    Consolidated Balance Sheets -
                    November 30, 1999 and August 31, 1999                                     4

                    Consolidated Statements of Operations -
                    Quarters Ended November 30, 1999 and 1998                                 5

                    Consolidated Statements of Cash Flows -
                    Quarters Ended November 30, 1999 and 1998                                 6

                    Notes to Consolidated Financial Statements                              7-9

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                         10-13

        PART II.    OTHER INFORMATION                                                        14

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

      ------------------------------------------------------------------------------------------------------------------
                                                                                      NOVEMBER 30,
                                                                                          1999                AUGUST 31,
                                                                                      (UNAUDITED)                1999
      ------------------------------------------------------------------------------------------------------------------
      ASSETS
      CURRENT:
          Cash and cash equivalents                                                     $ 10,619               $  8,925
          Accounts receivable, net                                                        32,282                 33,239
          Inventories                                                                     70,398                 70,728
          Prepaid expenses and other assets                                                8,874                 10,146
      ------------------------------------------------------------------------------------------------------------------
               TOTAL CURRENT ASSETS                                                      122,173                123,038
      ------------------------------------------------------------------------------------------------------------------

      PROPERTY, PLANT AND EQUIPMENT:
          Cost                                                                           282,005                279,895
          Less:  accumulated depreciation                                                 69,056                 66,473
      ------------------------------------------------------------------------------------------------------------------
               NET PROPERTY, PLANT AND EQUIPMENT                                         212,949                213,422
      ------------------------------------------------------------------------------------------------------------------
      DEFERRED FINANCING COSTS                                                             6,148                  6,370
      OTHER ASSETS                                                                         6,152                  6,410
      ------------------------------------------------------------------------------------------------------------------
                                                                                        $347,422               $349,240
      ------------------------------------------------------------------------------------------------------------------
      LIABILITIES AND STOCKHOLDER'S EQUITY
      CURRENT:
          Revolving credit facility                                                     $  9,000               $  5,000
          Current installments of long-term debt                                             214                    217
          Accounts payable                                                                24,689                 34,727
          Accrued liabilities                                                             17,395                 12,374
          Sales, use and fuel taxes payable                                               15,049                 16,856
          Deferred income taxes                                                              661                    661
      ------------------------------------------------------------------------------------------------------------------
               TOTAL CURRENT LIABILITIES                                                  67,008                 69,835
      LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                                         201,052                200,956
      DEFERRED INCOME TAXES                                                               13,777                 13,515
      DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                              1,936                  1,990
      DEFERRED RETIREMENT BENEFITS                                                        14,790                 14,055
      OTHER NONCURRENT LIABILITIES                                                           373                    468
      ------------------------------------------------------------------------------------------------------------------
               TOTAL LIABILITIES                                                         298,936                300,819
      ------------------------------------------------------------------------------------------------------------------
      COMMITMENTS AND CONTINGENCIES
      STOCKHOLDER'S EQUITY:
          Common stock, $.10 par value per share - shares authorized
               100; issued and outstanding 100                                                --                     --
          Additional paid-in capital                                                       7,150                  7,150
          Retained earnings                                                               41,336                 41,271
      ------------------------------------------------------------------------------------------------------------------
               TOTAL STOCKHOLDER'S EQUITY                                                 48,486                 48,421
      ------------------------------------------------------------------------------------------------------------------
                                                                                        $347,422               $349,240
      ------------------------------------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
                                 (IN THOUSANDS)

      ------------------------------------------------------------------------------------------------------------
                                                                                           THREE MONTHS ENDED
                                                                                              NOVEMBER 30,
                                                                                      ----------------------------
                                                                                        1999               1998
      ------------------------------------------------------------------------------------------------------------
                                                                                                        (RESTATED)
      NET SALES                                                                       $245,084           $187,092
      COSTS OF GOODS SOLD                                                              216,995            161,883
      ------------------------------------------------------------------------------------------------------------
               GROSS PROFIT                                                             28,089             25,209
      ------------------------------------------------------------------------------------------------------------
      EXPENSES:
          Selling, general and administrative expenses                                  19,936             19,624
          Depreciation and amortization expenses                                         2,589              2,356
      ------------------------------------------------------------------------------------------------------------
               TOTAL OPERATING EXPENSES                                                 22,525             21,980
      ------------------------------------------------------------------------------------------------------------
               OPERATING INCOME                                                          5,564              3,229
      ------------------------------------------------------------------------------------------------------------
      OTHER INCOME (EXPENSE):
          Interest income                                                                   64                515
          Interest expense                                                              (5,572)            (5,435)
          Other, net                                                                        51                957
      ------------------------------------------------------------------------------------------------------------
                                                                                        (5,457)            (3,963)
      ------------------------------------------------------------------------------------------------------------
               INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                           107               (734)
      INCOME TAX EXPENSE (BENEFIT)                                                          42               (284)
      ------------------------------------------------------------------------------------------------------------
      NET INCOME (LOSS)                                                               $     65           $   (450)
      ------------------------------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (IN THOUSANDS)

       ------------------------------------------------------------------------------------------------------
                                                                                        THREE MONTHS ENDED
                                                                                            NOVEMBER 30,
                                                                                      -----------------------
                                                                                        1999          1998
       ------------------------------------------------------------------------------------------------------
                                                                                                   (RESTATED)
       CASH FLOWS FROM OPERATING ACTIVITIES:
                   Net income (loss)                                                  $     65      $   (450)
                   Adjustments to reconcile net income (loss) to net cash
                           used in operating activities:
                        Depreciation and amortization                                    3,350         3,098
                        Post-retirement benefits                                           735          (217)
                        Change in deferred income taxes                                    262           210
                        Gain on asset dispositions                                         (70)       (1,078)
                        Cash used in working capital items                              (4,265)       (8,964)
                        Other, net                                                        (430)          (69)
       ------------------------------------------------------------------------------------------------------
                              TOTAL ADJUSTMENTS                                           (418)       (7,020)
       ------------------------------------------------------------------------------------------------------
                              NET CASH USED IN OPERATING ACTIVITIES                       (353)       (7,470)
       ------------------------------------------------------------------------------------------------------
             CASH FLOWS FROM INVESTING ACTIVITIES:
                   Additions to property, plant and equipment                           (2,148)       (7,039)
                   Proceeds from asset dispositions                                        102         1,998
                   Decrease in restricted cash, cash equivalents
                        and investments                                                     --         3,980
       ------------------------------------------------------------------------------------------------------
                              NET CASH USED IN INVESTING ACTIVITIES                     (2,046)       (1,061)
       ------------------------------------------------------------------------------------------------------
             CASH FLOWS FROM FINANCING ACTIVITIES:
                   Net borrowings on revolving credit facility                           4,000            --
                   Proceeds from issuance of long term debt                                152            --
                   Principal reductions of long term debt                                  (59)         (116)
       ------------------------------------------------------------------------------------------------------
                              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        4,093          (116)
       ------------------------------------------------------------------------------------------------------
             NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        1,694        (8,647)
             CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              8,925        26,400
       ------------------------------------------------------------------------------------------------------
             CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 10,619      $ 17,753
       ------------------------------------------------------------------------------------------------------
             CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
                   Accounts receivable, net                                           $    957      $  3,014
                   Inventories                                                             330         6,663
                   Prepaid expenses and other assets                                     1,272          (107)
                   Accounts payable                                                    (10,038)      (11,030)
                   Accrued liabilities                                                   5,021         5,473
                   Sales, use and fuel taxes payable                                    (1,807)      (12,977)
       ------------------------------------------------------------------------------------------------------
                        TOTAL CHANGE                                                  $ (4,265)     $ (8,964)
       ------------------------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION           The accompanying unaudited consolidated
                                    financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
                                    Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
                                    (consisting of only normal recurring
                                    accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended
                                    November 30, 1999 are not necessarily
                                    indicative of the results that may be
                                    expected for the year ending August 31,
                                    2000. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Form 10-K filing dated
                                    November 29, 1999.

2.  DERIVATIVE INSTRUMENTS AND      In June 1998, the Financial Accounting
    HEDGING ACTIVITIES              Standards Board ("FASB") issued Statement of
                                    Financial Accounting Standards No. 133
                                    ("Statement 133"), "Accounting for
                                    Derivative Instruments and Hedging
                                    Activities". Statement 133 establishes
                                    accounting and reporting standards for
                                    derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The accounting for changes in the fair value of a derivative, that is, gains and losses, depends on the intended use of the derivative and its resulting designation.

                                    Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of Statement 133 will not have a material effect on the Company's financial position or results of operations.

3.  RESTATEMENT                     Effective September 1, 1998, the Company
                                    changed its method of accounting for major maintenance turnarounds. Accordingly, the
                                    Company has restated its financial
                                    statements for the three months ended
                                    November 30, 1998 to reflect this change as follows (in thousands):


                                                  THREE MONTHS ENDED
                                                   NOVEMBER 30, 1998
                                            -------------------------------
                                            AS REPORTED         AS RESTATED
---------------------------------------------------------------------------
Loss before income tax benefit                 $(893)              $(734)
Net loss                                       $(546)              $(450)
---------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

--------------------------------------------------------------------------------

4.  SUBSIDIARY GUARANTORS           Summarized financial information for the
                                    Company's wholly owned subsidiary guarantors is as follows (in thousands):


                                        NOVEMBER 30, 1999
                                           (UNAUDITED)              AUGUST 31, 1999
-----------------------------------------------------------------------------------
Current assets                               $ 48,019                   $ 45,027
Noncurrent assets                              88,492                     88,431
Current liabilities                           129,771                    125,789
Noncurrent liabilities                         10,042                     10,312
-----------------------------------------------------------------------------------


                                                      THREE MONTHS ENDED
                                                          NOVEMBER 30,
                                                          (UNAUDITED)
                                              ----------------------------------
                                                1999                     1998
--------------------------------------------------------------------------------
Net sales                                     $134,959                 $105,170
Gross profit                                    18,775                   16,601
Operating income(loss)                             684                   (1,189)
Net loss                                          (659)                    (872)
--------------------------------------------------------------------------------


5.  SEGMENTS OF BUSINESS

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

--------------------------------------------------------------------------------

                                             THREE MONTHS ENDED
                                                 NOVEMBER 30,
                                                 (UNAUDITED)
                                      ----------------------------------
                                        1999                     1998
------------------------------------------------------------------------
                                                (IN THOUSANDS)
Net Sales
     Retail                           $133,770                 $103,919
     Wholesale                         111,314                   83,173
                                      ----------------------------------
                                      $245,084                 $187,092
                                      ----------------------------------
Intersegment Sales
     Wholesale                        $ 55,578                 $ 33,334
                                      ----------------------------------

Operating Income (Loss)
     Retail                           $     99                 $ (1,502)
     Wholesale                           5,465                    4,731
                                      ----------------------------------
                                      $  5,564                 $  3,229
                                      ----------------------------------

Depreciation and Amortization
     Retail                           $    723                 $    660
     Wholesale                           1,866                    1,696
                                      ----------------------------------
                                      $  2,589                 $  2,356
                                      ----------------------------------


                                 NOVEMBER 30, 1999
                                    (UNAUDITED)             AUGUST 31, 1999
---------------------------------------------------------------------------
                                               (IN THOUSANDS)
Total Assets
     Retail                           $117,595                 $113,599
     Wholesale                         229,827                  235,641
                                      -------------------------------------
                                      $347,422                 $349,240
                                      -------------------------------------

Capital Expenditures                  $    782                 $ 18,698
     Retail                              1,366                    7,526
                                      -------------------------------------
     Wholesale                        $  2,148                 $ 26,224
                                      -------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

Recent Developments

         The Company's results for fiscal 1999 were negatively impacted by reduced discounts for heavy, high sulfur grades of crude oil and by the resulting reduction in the Company's crude cost advantage versus refiners processing light, low sulfur crude oils. In the fiscal quarter ended November 30, 1999, reduced crude price discounts continued to negatively impact the Company's results, but the discounts, while smaller than the year earlier quarter, were improved significantly from average fiscal 1999 levels. With continued increases in world crude oil prices for December 1999 and January 2000, preliminary information indicates further improvement in crude oil price discounts, and the Company anticipates its crude cost advantage will be greater than for those same months one year earlier.

Results of Operations

         Comparison of Fiscal Quarters ended November 30, 1999 and November 30, 1998

         Net Sales. Net sales increased $58.0 million or 31.0% from $187.1 million for the fiscal quarter ended November 30, 1998 to $245.1 million for the fiscal quarter ended November 30, 1999. Retail sales increased $29.9 million, or 28.7% from $103.9 million to $133.8 million, while wholesale sales increased $28.1 million or 33.8% from $83.2 million to $111.3 million. The retail sales increase was due to a 4.8% increase in retail petroleum volume, a 23.6% increase in retail petroleum prices, and a 25.7% increase in retail merchandise sales. The wholesale sales increase was due to a 33.8% increase in wholesale prices which more than offset a 6.1% decrease in wholesale volume. The higher retail and wholesale prices were primarily the result of a 58.4% increase in world crude oil prices as indicated by prices of NYMEX crude oil contracts for the fiscal quarter ended November 30, 1999 compared to contracts for the year earlier quarter. The higher retail sales volumes were primarily the result of the performance of retail locations upgraded under the Company's Capital Improvement Plan, the retail portion of which was completed in the final quarter of fiscal 1999. The lower wholesale volume was primarily the result of lower refinery crude oil processing, which was reduced in November 1999 due to the planned maintenance shutdown of certain refinery processing units.

         Costs of Goods Sold. Costs of goods sold increased $55.1 million or 34.0% from $161.9 million for the fiscal quarter ended November 30, 1998 to $217.0 million for the fiscal quarter ended November 30, 1999. Retail costs of goods sold increased $27.9 million or 31.8% from $87.8 million to $115.7 million, while wholesale costs of goods sold increased $27.2 million or 36.7% from $74.1 million to $101.3 million. The increase in consolidated costs of goods sold was primarily the result of the increase in world crude oil prices, partially offset by lower refinery crude oil processing and by the beneficial impact on costs of goods sold of increases in the value of the Company's working inventories. The value of the working inventories increased approximately $4.7 million in the fiscal quarter ended November 30, 1999, which reduced costs of goods sold. In the fiscal quarter ended November 30, 1998, the value of working inventories decreased $1.4 million, which increased costs of goods sold.

         Gross Profit. Gross profit increased $2.9 million from $25.2 for the fiscal quarter ended November 30, 1998 to $28.1 million for the fiscal quarter ended November 30, 1999. Gross profit as a percentage of sales, however, declined from 13.5% for the fiscal quarter ended November 30, 1998 to

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

11.5% for the fiscal quarter ended November 30, 1999 due primarily to asphalt and retail petroleum selling prices which did not keep pace with increases in crude costs.

         Operating Expenses. Operating expenses increased $0.5 million or 2.5% from $22.0 million for the fiscal quarter ended November 30, 1998 to $22.5 million for the fiscal quarter ended November 30, 1999. This increase was primarily due to increased depreciation on new capital equipment installed under the Company's Capital Improvement Plan, and to increased retail expenses for sales promotions and for credit card processing, partially offset by lower retail maintenance and environmental expenses. Increased retail promotions expenses were primarily in connection with a "frequent fueler" program which has been effective in increasing retail gasoline volume. Increased credit card processing expenses were primarily due to increased customer use of credit cards at stations offering recently installed "Pay at the Pump" service. Reduced retail environmental expenses were primarily due to the completion in December 1998 of the Federally mandated program of replacing or upgrading underground storage tanks.

         Operating Income. As a result of the above, operating income increased $2.4 million from $3.2 million for the fiscal quarter ended November 30, 1998 to $5.6 million for the fiscal quarter ended November 30, 1999.

         Interest Expense. Net interest expense (interest expense less interest income) increased $0.6 million from $4.9 million for the fiscal quarter ended November 30, 1998 to $5.5 million for the fiscal quarter ended November 30, 1999. The increased net interest expense was primarily due to a decrease in interest income earned, as a result of lower balances of restricted cash and investments.

         Income Taxes. The Company's effective tax rate for the fiscal quarter ended November 30, 1999 was approximately 39.3% compared to a rate of 38.7% for the fiscal quarter ended November 30, 1998.


Liquidity and Capital Resources

         Working capital (current assets minus current liabilities) at November 30, 1999 was $55.2 million and at August 31, 1999 was $53.2 million. The Company's current ratio (current assets divided by current liabilities) was 1.8:1 at November 30, 1999 and August 31, 1998 respectively.

         Net cash used in operating activities totaled $.4 million and $7.5 million for the three months ended November 30, 1999 and 1998 respectively.

         Net cash used in investing activities for purchases of property, plant and equipment totaled $2.1 million and $7.0 million for the three months ended November 30, 1999 and 1998 respectively.

         The Company reviews its capital expenditures on an ongoing basis. The Company currently has budgeted approximately $5.0 million for capital expenditures in fiscal 2000. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal 2000.

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

Date:  January 14, 2000






                                    UNITED REFINING COMPANY
                                    --------------------------------------------
                                    (Registrant)



                                    /s/ Myron L. Turfitt
                                    --------------------------------------------
                                    Myron L. Turfitt
                                    President



                                    /s/ James E. Murphy
                                    --------------------------------------------
                                    James E. Murphy
                                    Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2000






                                    KIANTONE PIPELINE CORPORATION
                                    --------------------------------------------
                                    (Registrant)



                                    /s/ Myron L. Turfitt
                                    --------------------------------------------
                                    Myron L. Turfitt
                                    President



                                    /s/ James E. Murphy
                                    --------------------------------------------
                                    James E. Murphy
                                    Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2000






                                    UNITED REFINING COMPANY OF PENNSYLVANIA
                                    --------------------------------------------
                                    (Registrant)



                                    /s/ Myron L. Turfitt
                                    --------------------------------------------
                                    Myron L. Turfitt
                                    President



                                    /s/ James E. Murphy
                                    --------------------------------------------
                                    James E. Murphy
                                    Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2000






                                    KIANTONE PIPELINE COMPANY
                                    --------------------------------------------
                                    (Registrant)



                                    /s/ Myron L. Turfitt
                                    --------------------------------------------
                                    Myron L. Turfitt
                                    President



                                    /s/ James E. Murphy
                                    --------------------------------------------
                                    James E. Murphy
                                    Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2000






                                    UNITED JET CENTER, INC.
                                    --------------------------------------------
                                    (Registrant)



                                    /s/ Myron L. Turfitt
                                    --------------------------------------------
                                    Myron L. Turfitt
                                    President



                                    /s/ James E. Murphy
                                    --------------------------------------------
                                    James E. Murphy
                                    Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2000







                                    KWIK-FILL, INC.
                                    --------------------------------------------
                                    (Registrant)



                                    /s/ Myron L. Turfitt
                                    --------------------------------------------
                                    Myron L. Turfitt
                                    President



                                    /s/ James E. Murphy
                                    --------------------------------------------
                                    James E. Murphy
                                    Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2000






                                    INDEPENDENT GASOLINE AND OIL COMPANY OF
                                    ROCHESTER, INC.
                                    --------------------------------------------
                                    (Registrant)



                                    /s/ Myron L. Turfitt
                                    --------------------------------------------
                                    Myron L. Turfitt
                                    President



                                    /s/ James E. Murphy
                                    --------------------------------------------
                                    James E. Murphy
                                    Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2000






                                    BELL OIL CORP.
                                    --------------------------------------------
                                    (Registrant)



                                    /s/ Myron L. Turfitt
                                    --------------------------------------------
                                    Myron L. Turfitt
                                    President



                                    /s/ James E. Murphy
                                    --------------------------------------------
                                    James E. Murphy
                                    Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2000






                                    PPC, INC.
                                    --------------------------------------------
                                    (Registrant)



                                    /s/ Myron L. Turfitt
                                    --------------------------------------------
                                    Myron L. Turfitt
                                    President



                                    /s/ James E. Murphy
                                    --------------------------------------------
                                    James E. Murphy
                                    Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2000






                                    SUPER TEST PETROLEUM, INC.
                                    --------------------------------------------
                                    (Registrant)



                                    /s/ Myron L. Turfitt
                                    --------------------------------------------
                                    Myron L. Turfitt
                                    President



                                    /s/ James E. Murphy
                                    --------------------------------------------
                                    James E. Murphy
                                    Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2000






                                    KWIK-FIL, INC.
                                    --------------------------------------------
                                    (Registrant)



                                    /s/ Myron L. Turfitt
                                    --------------------------------------------
                                    Myron L. Turfitt
                                    President



                                    /s/ James E. Murphy
                                    --------------------------------------------
                                    James E. Murphy
                                    Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 2000






                                    VULCAN ASPHALT REFINING CORPORATION
                                    --------------------------------------------
                                    (Registrant)



                                    /s/ Myron L. Turfitt
                                    --------------------------------------------
                                    Myron L. Turfitt
                                    President



                                    /s/ James E. Murphy
                                    --------------------------------------------
                                    James E. Murphy
                                    Chief Financial Officer