Form 10-Q
period 2000-02-29
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2000-04-14
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ----------------------------

  (Mark One)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 29, 2000

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

                          Commission File No. 333-35083
                                              ---------

                             UNITED REFINING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                          25-1411751
------------------------------------                        -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

15 Bradley Street
--------------------

Warren, Pennsylvania                                              16365
--------------------                                              -----
(address of principal                                           (Zip Code)
executive office)

Registrant's telephone number, including area code             814-726-4674
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

                        Yes     X      No
                            ----------    ----------

Number of shares outstanding of Registrant's Common Stock as of April 14, 2000:
100.

-----------------------------------------------------------------------------------------------------------------------------
                                              TABLE OF ADDITIONAL REGISTRANTS
-----------------------------------------------------------------------------------------------------------------------------
                                          State of Other          Primary Standard       IRS Employer
                                          Jurisdiction of            Industrial         Identification     Commission File
                Name                       Incorporation        Classification Number       Number              Number
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
------------------------------------- ------------------------ ----------------------- ------------------ -------------------

PART I.    FINANCIAL INFORMATION                                        PAGE(S)
--------------------------------

     Item 1.    Financial Statements

                Consolidated Balance Sheets -
                February 29, 2000 and August 31, 1999                        4

                Consolidated Statements of Operations -
                Six Months and Quarters Ended February 29, 2000              5
                and February 28, 1999

                Consolidated Statements of Cash Flows -
                Six Months Ended February 29, 2000                           6
                and February 28, 1999

                Notes to Consolidated Financial Statements                 7-9

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations            10-14

PART II.    OTHER INFORMATION                                               15
-----------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------
                                                                               FEBRUARY 29,
                                                                                   2000         AUGUST 31,
                                                                                (UNAUDITED)        1999
  --------------------------------------------------------------------------------------------------------------------
  ASSETS
  CURRENT:
      Cash and cash equivalents                                                 $   6,255       $   8,925
      Accounts receivable, net                                                     35,965          33,239
      Inventories                                                                  76,813          70,728
      Prepaid expenses and other assets                                             9,079          10,146
  ----------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                   128,112         123,038
  ----------------------------------------------------------------------------------------------------------
  PROPERTY, PLANT AND EQUIPMENT:
      Cost                                                                        283,195         279,895
      Less:  accumulated depreciation                                              71,629          66,473
  ----------------------------------------------------------------------------------------------------------
           NET PROPERTY, PLANT AND EQUIPMENT                                      211,566         213,422
  ----------------------------------------------------------------------------------------------------------
  DEFERRED FINANCING COSTS                                                          5,972           6,370
  OTHER ASSETS                                                                      5,602           6,410
  ----------------------------------------------------------------------------------------------------------
                                                                                $ 351,252       $ 349,240
  ----------------------------------------------------------------------------------------------------------
  LIABILITIES AND STOCKHOLDER'S EQUITY
  CURRENT:
      Revolving credit facility                                                 $  21,000       $   5,000
      Current installments of long-term debt                                          174             217
      Accounts payable                                                             24,914          34,727
      Accrued liabilities                                                          10,270          12,374
      Sales, use and fuel taxes payable                                            12,636          16,856
      Deferred income taxes                                                           661             661
  ----------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                               69,655          69,835
  LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                                      201,013         200,956
  DEFERRED INCOME TAXES                                                            14,134          13,515
  DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                           1,882           1,990
  DEFERRED RETIREMENT BENEFITS                                                     15,503          14,055
  OTHER NONCURRENT LIABILITIES                                                        373             468
  ----------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                      302,560         300,819
  ----------------------------------------------------------------------------------------------------------
  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDER'S EQUITY:
      Common stock, $.10 par value per share - shares authorized
           100; issued and outstanding 100                                              -               -
      Additional paid-in capital                                                    7,150           7,150
      Retained earnings                                                            41,542          41,271
  ----------------------------------------------------------------------------------------------------------
           TOTAL STOCKHOLDER'S EQUITY                                              48,692          48,421
  ----------------------------------------------------------------------------------------------------------
                                                                                $ 351,252       $ 349,240
  ----------------------------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED)
               -------------------------------------
                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         FEBRUARY,                    FEBRUARY,
                                                                ----------------------------------------------------------
                                                                    2000          1999           2000           1999
    ----------------------------------------------------------------------------------------------------------------------
                                                                               (RESTATED)                    (RESTATED)

    NET SALES                                                      $ 250,676     $ 144,662      $ 495,760     $ 331,754
    COSTS OF GOODS SOLD                                              221,572       127,708        438,567       289,591
    ----------------------------------------------------------------------------------------------------------------------
            GROSS PROFIT                                              29,104        16,954         57,193        42,163
    ----------------------------------------------------------------------------------------------------------------------
    EXPENSES:
           Selling, general and administrative expenses               19,920        19,570         39,856        39,194
           Depreciation and amortization expenses                      2,587         2,356          5,176         4,712
    ----------------------------------------------------------------------------------------------------------------------
            TOTAL OPERATING EXPENSES                                  22,507        21,926         45,032        43,906
    ----------------------------------------------------------------------------------------------------------------------
            OPERATING INCOME (LOSS)                                    6,597        (4,972)        12,161        (1,743)
    ----------------------------------------------------------------------------------------------------------------------
    OTHER INCOME (EXPENSE):
           Interest income                                                50           228            114           743
           Interest expense                                           (5,699)       (5,456)       (11,271)      (10,891)
           Other, net                                                   (468)         (421)          (417)          536
    ----------------------------------------------------------------------------------------------------------------------
                                                                      (6,117)       (5,649)       (11,574)       (9,612)
    ----------------------------------------------------------------------------------------------------------------------
            INCOME (LOSS) BEFORE INCOME TAX EXPENSE                      480       (10,621)           587       (11,355)
    INCOME TAX EXPENSE (BENEFIT)                                         274        (4,186)           316        (4,470)
    ----------------------------------------------------------------------------------------------------------------------
    NET INCOME (LOSS)                                              $     206     $  (6,435)     $     271     $  (6,885)
    ----------------------------------------------------------------------------------------------------------------------

                     See accompanying notes to consolidated financial statements

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
               -------------------------------------
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------
                                                                                     SIX MONTHS ENDED
                                                                                        FEBRUARY,
                                                                                ---------------------------
                                                                                    2000         1999
   --------------------------------------------------------------------------------------------------------
                                                                                              (RESTATED)
   CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                       $     271     $   (6,885)
         Adjustments to reconcile net income (loss) to net cash
                 used in operating activities:
              Depreciation and amortization                                          6,704          6,194
              Post-retirement benefits                                               1,448            624
              Change in deferred income taxes                                          619         (2,588)
              Gain on asset dispositions                                               (64)          (918)
              Cash used in working capital items                                   (23,881)       (25,217)
              Other, net                                                              (474)           (19)
   --------------------------------------------------------------------------------------------------------
                    TOTAL ADJUSTMENTS                                              (15,648)       (21,924)
   --------------------------------------------------------------------------------------------------------
                    NET CASH USED IN OPERATING ACTIVITIES                          (15,377)       (28,809)
   --------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to property, plant and equipment                                 (3,361)       (11,189)
         Proceeds from asset dispositions                                              104          2,140
         Decrease in restricted cash, cash equivalents
              and investments                                                            -          5,397
   --------------------------------------------------------------------------------------------------------
                    NET CASH USED IN INVESTING ACTIVITIES                           (3,257)        (3,652)
   --------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings on revolving credit facility                                16,000         14,000
         Proceeds from issuance of long term debt                                      152              -
         Deferred financing costs                                                      (50)             -
         Principal reductions of long term debt                                       (138)          (183)
   --------------------------------------------------------------------------------------------------------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES                       15,964         13,817
   --------------------------------------------------------------------------------------------------------
   NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (2,670)       (18,644)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    8,925         26,400
   --------------------------------------------------------------------------------------------------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   6,255     $    7,756
   --------------------------------------------------------------------------------------------------------
   CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
         Accounts receivable, net                                                $  (2,726)    $    6,016
         Inventories                                                                (6,085)        (6,267)
         Prepaid expenses and other assets                                           1,067         (3,645)
         Accounts payable                                                           (9,813)        (5,698)
         Accrued liabilities                                                        (2,104)        (1,245)
         Sales, use and fuel taxes payable                                          (4,220)       (14,378)
   --------------------------------------------------------------------------------------------------------
              TOTAL CHANGE                                                       $ (23,881)     $ (25,217)
   --------------------------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION           The accompanying unaudited consolidated
                                    financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
                                    Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
                                    (consisting of only normal recurring
                                    accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ending August 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Form 10-K filing dated
                                    November 29, 1999.

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

3.  CREDIT FACILITY                 During February, 2000 the Company
                                    renegotiated its secured revolving credit facility to provide for a temporary increase in its revolving credit commitment up to $45,000,000. The commitment increase shall remain in effect through December 31, 2000, at which time it will revert to its prior maximum level of $35,000,000. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or federal funds rate plus up to .75% for base rate borrowings and the LIBOR rate plus 1.25% to 2.5% for Euro-Rate borrowings.

4.  RESTATEMENT                     Effective September 1, 1998, the Company
                                    changed its method of accounting for major maintenance turnarounds. Accordingly, the
                                    Company has restated its financial
                                    statements for the three and six months
                                    ended February 28, 1999 to reflect this
                                    change as follows (in thousands):

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                               FEBRUARY 28, 1999                   FEBRUARY 28, 1999
                                       ------------------ ---------------- ----------------- -----------------
                                          AS REPORTED       AS RESTATED    AS REPORTED       AS RESTATED
-------------------------------------- ---------------- ------------------ ----------------- -----------------
Loss before income tax benefit             $ (10,908)       $ (10,621)      $ (11,801)        $ (11,355)
Net Loss                                   $ ( 6,609)       $ ( 6,435)      $ ( 7,155)        $ ( 6,885)
-------------------------------------- ---------------- ------------------ ----------------- -----------------



5.  SUBSIDIARY GUARANTORS           Summarized financial information for the
                                    Company's wholly owned subsidiary guarantors is as follows (in thousands):


                                      FEBRUARY 29, 2000
                                         (UNAUDITED)                AUGUST 31, 1999
-----------------------------------------------------------------------------------------
Current assets                              $  47,437                  $  45,027
Noncurrent assets                              87,937                     88,431
Current liabilities                           131,753                    125,789
Noncurrent liabilities                          9,218                     10,312
-----------------------------------------------------------------------------------------



                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                   FEBRUARY                             FEBRUARY
                                  (UNAUDITED)                          (UNAUDITED)
                    -----------------------------------------------------------------------------
                           2000                1999              2000               1999
-------------------------------------------------------------------------------------------------
Net sales              $ 133,834             $ 96,516          $ 268,793         $ 201,686
Gross profit              16,621               17,528             35,396            34,129
Operating loss            (1,574)                (125)              (890)           (1,314)
Net loss                  (2,295)              (1,134)            (2,954)           (2,006)
-------------------------------------------------------------------------------------------------



6.  SEGMENTS OF BUSINESS

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

         Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company's reportable segments is presented in the following tables (in thousands):

                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    FEBRUARY                                FEBRUARY
                                                  (UNAUDITED)                              (UNAUDITED)
                                      ------------------ ------------------ --------------------- --------------------
                                            2000               1999                 2000                 1999
------------------------------------- ------------------ ------------------ --------------------- --------------------
                                                            (RESTATED)                                (RESTATED)
Net Sales
     Retail                             $ 132,689            $  95,314            $ 266,459            $ 199,233
     Wholesale                            117,987               49,348              229,301              132,521
                                        ---------            ---------            ---------            ---------
                                        $ 250,676            $ 144,662            $ 495,760            $ 331,754
                                        ---------            ---------            ---------            ---------
Intersegment Sales
     Wholesale                          $  44,251            $  24,935            $ 113,227            $  58,269
                                        ---------            ---------            ---------            ---------

Operating Income (Loss)
     Retail                             $  (2,252)           $    (395)           $  (2,153)           $  (1,897)
     Wholesale                              8,849               (4,577)              14,314                  154
                                        ---------            ---------            ---------            ---------
                                        $   6,597            $  (4,972)           $  12,161            $  (1,743)
                                        ---------            ---------            ---------            ---------

Depreciation and Amortization
     Retail                             $     721            $     660            $   1,444            $   1,320
     Wholesale                              1,866                1,696                3,732                3,392
                                        ---------            ---------            ---------            ---------
                                        $   2,587            $   2,356            $   5,176            $   4,712
                                        ---------            ---------            ---------            ---------



                                               FEBRUARY 29, 2000
                                                  (UNAUDITED)        AUGUST 31, 1999
                     ---------------------------------------------------------------

                     Total Assets
                          Retail                    $115,793           $113,599
                          Wholesale                  235,459            235,641
                                                    --------           --------
                                                    $351,252           $349,240
                                                    --------           --------

                     Capital Expenditures
                          Retail                    $  1,044           $ 18,698
                          Wholesale                    2,317              7,526
                                                    --------           --------
                                                    $  3,361           $ 26,224
                                                    --------           --------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

Recent Developments

         The Company's results in the first six months of fiscal 2000 were significantly affected by the rapid rise in worldwide crude oil prices which began in February 1999 and continued through the Company's second fiscal quarter ended February 29, 2000. The rise in prices increased the Company's wholesale margins, but reduced the Company's retail petroleum margins. The increase in crude oil prices was in large part due to crude oil production restraints imposed on its members by the Organization of Petroleum Exporting Countries
(OPEC). Worldwide crude oil prices, as indicated by crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) reached a peak of over $34 per barrel in early March trading, having increased approximately $22 per barrel from prices one year earlier. NYMEX prices have since declined to less than $26 per barrel. The decline is largely the result of action taken by OPEC at a late March meeting to relax their production restraints. The price decline will tend to reduce the Company's wholesale gasoline and distillate margins but increase asphalt and retail gasoline margins.

Results of Operations

         Comparison of Fiscal Quarters ended February 29, 2000 and February 28, 1999

         Net Sales. Net sales increased $106.0 million or 73.3% from $144.7 million for the fiscal quarter ended February 28, 1999 to $250.7 million for the fiscal quarter ended February 29, 2000. Retail sales increased $37.4 million, or 39.2% from $95.3 million to $132.7 million, while wholesale sales increased $68.6 million or 138.9% from $49.4 million to $118.0 million. The retail sales increase was due to a 4.2% increase in retail petroleum volume, a 40.8% increase in retail petroleum prices, and a 14.8% increase in retail merchandise sales. The wholesale sales increase was due to an 11.6% increase in wholesale volume and a 114.3% increase in wholesale prices. The higher retail and wholesale prices were primarily the result of a 111.4% increase in worldwide crude oil prices as indicated by prices of NYMEX crude oil contracts for the fiscal quarter ended February 29, 2000 compared to contracts for the prior year quarter. The higher retail sales volumes were primarily the result of the performance of retail locations upgraded under the Company's Capital Improvement Plan. The higher wholesale volume was partially the result of higher product demand, most notably the demand for home heating oil in February 2000. The Company met this demand primarily by reducing product inventory volumes to levels significantly below those of the prior year quarter.

         Costs of Goods Sold. Costs of goods sold increased $93.9 million or 73.5% from $127.7 million for the fiscal quarter ended February 28, 1999 to $221.6 million for the fiscal quarter ended February 29, 2000. Retail costs of goods sold increased $38.6 million or 49.3% from $78.3 million to $116.9 million, while wholesale costs of goods sold increased $55.3 million or 111.9% from $49.4 million to $104.7 million. The increase in consolidated costs of goods sold was primarily the result of the increase in worldwide crude oil prices, partially offset by increased discounts for heavy sour grades of crude oil and by the beneficial impact on costs of goods sold of increases in the value of the Company's working inventories. The value of the working inventories increased approximately $5.9 million in the fiscal quarter ended February 29, 2000, which reduced costs of goods sold. In the fiscal quarter ended February 28, 1999, the value of working inventories decreased approximately $1.2 million, which increased costs of goods sold.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------


         Gross Profit. Gross profit increased $12.1 million from $17.0 for the fiscal quarter ended February 28, 1999 to $29.1 million for the fiscal quarter ended February 29, 2000. Gross profit as a percentage of sales, declined from 11.7% for the fiscal quarter ended February 28, 1999 to 11.6% for the fiscal quarter ended February 29, 2000.

         Operating Expenses. Operating expenses increased $0.6 million or 2.7% from $21.9 million for the fiscal quarter ended February 28, 1999 to $22.5 million for the fiscal quarter ended February 29, 2000. This increase was primarily due to increased depreciation on new capital equipment installed under the Company's Capital Improvement Plan, and to increased retail expenses for sales promotions and for credit card processing, partially offset by lower retail maintenance expenses. Increased retail promotions expenses were primarily in connection with a "frequent fueler" program. Increased credit card processing expenses were primarily due to increased customer use of credit cards at stations offering recently installed "Pay at the Pump" service and to the higher retail petroleum prices, which increased the average fee per credit card transaction. Reduced retail maintenance expenses were primarily due to the substantial completion in December 1998 of the Federally mandated program of replacing or upgrading underground storage tanks.

         Operating Income. As a result of the above, operating income increased $11.6 million from a $5.0 million operating loss for the fiscal quarter ended February 28, 1999 to $6.6 million operating income for the fiscal quarter ended February 29, 2000.

         Interest Expense. Net interest expense (interest expense less interest income) increased $0.4 million from $5.2 million for the fiscal quarter ended February 28, 1999 to $5.6 million for the fiscal quarter ended February 29, 2000. The increased net interest expense was due to a decrease in interest income earned, as a result of lower balances of restricted cash and investments and to increased use of the Company's revolving credit facility to finance crude oil and product inventories at much higher worldwide petroleum prices than in the prior year quarter.

         Income Taxes. The Company's effective tax rate for the fiscal quarter ended February 29, 2000 was approximately 57.1% compared to a rate of 39.4% for the fiscal quarter ended February 28, 1999. The increase in the current quarter rate is primarily due to nondeductable permanent differences, which did not exist in the prior year.

         Comparison of the Six Months ended February 29, 2000 and February 28, 1999

         Net Sales. Net sales increased $164.0 million or 49.4% from $331.8 million for the six months ended February 28, 1999 to $495.8 million for the six months ended February 29, 2000. Retail sales increased $67.3 million or 33.8% from $199.2 million to $266.5 million, while wholesale sales increased $96.7 million or 72.9% from $132.6 million to $229.3 million. The retail sales increase was due to a 4.5% increase in retail petroleum volume, a 31.7% increase in retail petroleum prices, and a 20.2% increase in retail merchandise sales. The wholesale sales increase was due to a 1.3% increase in wholesale volume and a 70.8% increase in wholesale prices. The higher retail and wholesale prices were primarily the result of an 82.9% increase in worldwide crude oil prices as indicated by prices of NYMEX crude oil contracts for the six months ended February 29, 2000 compared to contracts for the prior year period. The higher retail sales volumes were primarily the result of the performance of retail locations upgraded under the Company's Capital Improvement Plan.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

The Company supplied the increased wholesale volume by reducing ending product inventory volumes to levels significantly below those of the prior year period.

         Costs of Goods Sold. Costs of goods sold increased $149.0 million to 51.5% from $289.6 million for the six months ended February 28, 1999 to $438.6 million for the six months ended February 29, 2000. Retail costs of goods sold increased $66.5 million or 40.0% from $166.1 million to $232.6 million, while wholesale costs of goods sold increased $82.5 million or 66.8% from $123.5 million to $206.0 million. The increase in consolidated costs of goods sold was primarily the result of the increase in worldwide crude oil prices, partially offset by the beneficial impact on costs of goods sold of increases in the value of the Company's working inventories. The value of the working inventories increased approximately $10.2 million in the six months ended February 29, 2000 which reduced costs of goods sold. In the six months ended February 28, 1999, the value of working inventories decreased approximately $2.8 million, which increased costs of goods sold.

         Gross Profit. Gross profit increased $15.0 million from $42.2 for the six months ended February 28, 1999 to $57.2 million for the six months ended February 29, 2000. Gross profit as a percentage of sales declined from 12.7% for the six months ended February 28, 1999 to 11.5% for the six months ended February 29, 2000, as the percentage increase in sales did not keep pace with rapidly increasing worldwide petroleum prices.

         Operating Expenses. Operating expenses increased $1.1 million or 2.5% from $43.9 million for the six months ended February 28, 1999 to $45.0 million for the six months ended February 29, 2000. This increase was primarily due to increased depreciation on new capital equipment installed under the Company's Capital Improvement Plan, and to increased retail expenses for sales promotions and for credit card processing, partially offset by lower retail maintenance expenses. Increased retail promotions expenses were primarily in connection with a "frequent fueler" program. Increased credit card processing expenses were primarily due to increased customer use of credit cards at stations offering recently installed "Pay at the Pump" service and to the higher retail petroleum prices, which increased the average fee per credit card transactions. Reduced retail maintenance expenses were primarily due to the substantial completion in December 1998 of the Federally mandated program of replacing or upgrading underground storage tanks.

         Operating Income. As a result of the above, operating income increased $13.9 million from a $1.7 million operating loss for the six months ended February 28, 1999 to $12.2 million operating income for the six months ended February 29, 2000.

         Interest Expense. Net interest expense (interest expense less interest income) increased $1.1 million from $10.1 million for the six months ended February 28, 1999 to $11.2 million for the six months ended February 29, 2000. The increased net interest expense was due to a decrease in interest income earned, as a result of lower balances of restricted cash and investments and to increased use of the Company's revolving credit facility to finance crude oil and product inventories at much higher worldwide petroleum prices than in the prior year period.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

         Income Taxes. The Company's effective tax rate for the six months ended February 29, 2000 was approximately 53.8% compared to a rate of 39.4% for the six months ended February 28, 1999. The increase in the current six month rate is primarily due to nondeductible permanent differences, which did not exist in the prior year.


Liquidity and Capital Resources

         Working capital (current assets minus current liabilities) at February 29, 2000 was $58.5 million and at August 31, 1999 was $53.2 million. The Company's current ratio (current assets divided by current liabilities) was 1.8:1 at February 29, 2000 and August 31, 1999 respectively.

         Net cash used in operating activities totaled $15.4 million and $28.8 million for the six months ended February 29, 2000 and February 28, 1999.

         Net cash used in investing activities for purchases of property, plant and equipment totaled $3.4 million and $11.2 million for the six months ended February 29, 2000 and February 28, 1999 respectively.

         The Company reviews its capital expenditures on an ongoing basis. The Company currently has budgeted approximately $5.0 million for capital expenditures in fiscal 2000. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years excluding the Capital Improvement Plan for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal 2000.

         Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company's bank credit facility with PNC Bank, N.A. as Agent Bank. During February 2000, the Company renegotiated its revolving credit facility to provide for a temporary increase in its revolving credit commitment up to $45,000,000 to meet short term working capital needs. Although the Company is not aware of any pending circumstances which would change its expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. The Company continues to investigate strategic acquisitions and capital improvements to its existing facilities.

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

Year 2000 Computer Issues

     In the past, the Company discussed its plan to ensure Year 2000 readiness, including computer hardware and software applications testing and remediation. In late 1999, the Company completed its examination and as a result of its planning and implementation efforts, the Company experienced no significant disruptions in either information technology ("IT") or non-information technology systems. The Company believes these systems successfully responded to the Year 2000 date change. The costs associated with remediating any Year 2000 problems have not been material to date. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              In 1995, the Pennsylvania Environmental Defense Foundation ("PEDF") commenced a lawsuit in the United States District Court for the Western District of Pennsylvania under Section 505 of the federal Water Pollution Control Act, 33 U.S.C. Section 1251, et. Seq. The complaint alleges a series of discharges to the Allegheny River at the Company's refining facility in Warren, Pennsylvania exceeding the limits contained in the Company's waste water discharge permits. PEDF seeks to enjoin future discharges in excess of permitted limits, an assessment of civil penalties up to $25,000 per day as provided in the Act, and an award of attorneys' fees. Following trial and post-trial proceedings, the Court entered judgment in the amount of $400,000 against the Company, plus attorneys' fees as provided by the statute. The amount of attorneys' fees remains to be determined. Either the Company or PEDF may elect to appeal the judgment. Notwithstanding any appeal, the Company believes that this action will not have any material adverse effect upon its operations or consolidated financial condition.

Item 2.       Changes in Securities
                                None

Item 3.       Defaults upon Senior Securities
                                None

Item 4.       Submission of Matters to a Vote of Security Holders
                                None

Item 5.       Other Information
                                None

Item 6.       Exhibits and Reports on Form 8K

                                (a)   Exhibit 10.18 - Amendment to Credit
                                      Agreement dated as of February 4, 2000 by and among URC, URCP, KPC and the banks party thereto and PNC Bank, National Association, as agent.

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

Date:  April 14, 2000






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

Date:  April 14, 2000






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

Date:  April 14, 2000






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

Date:  April 14, 2000






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

Date:  April 14, 2000






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

Date:  April 14, 2000






                                                   KWIK-FILL, INC.
                                                   -------------------------
                                                   (Registrant)



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

Date:  April 14, 2000





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

Date:  April 14, 2000






                                                       BELL OIL CORP.
                                                       ------------------------
                                                       (Registrant)



                                                       /s/ Myron L. Turfitt
                                                       ------------------------
                                                       Myron L. Turfitt
                                                       President



                                                       /s/ James E. Murphy
                                                       ------------------------
                                                       James E. Murphy
                                                       Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 2000






                                                PPC, INC.
                                                -----------------------------
                                                (Registrant)



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

Date:  April 14, 2000






                                                 SUPER TEST PETROLEUM, INC.
                                                 --------------------------
                                                 (Registrant)



                                                 /s/ Myron L. Turfitt
                                                 ---------------------------
                                                 Myron L. Turfitt
                                                 President



                                                 /s/ James E. Murphy
                                                 ---------------------------
                                                 James E. Murphy
                                                 Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 2000






                                                  KWIK-FIL, INC.
                                                  ----------------------------
                                                  (Registrant)



                                                  /s/ Myron L. Turfitt
                                                  ----------------------------
                                                  Myron L. Turfitt
                                                  President



                                                  /s/ James E. Murphy
                                                  ----------------------------
                                                  James E. Murphy
                                                  Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 14, 2000






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