Form 10-Q
period 2000-05-31
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2000-07-17
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 2000

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

                          Commission File No. 333-35083

                             UNITED REFINING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Pennsylvania                                  25-1411751
       -------------------------------                    ------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                     Identification No.)

             15 Bradley Street
            Warren, Pennsylvania                                16365
            ---------------------                             ----------
            (address of principal                             (Zip Code)
               executive office)

Registrant's telephone number, including area code           814-726-4674
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

                                  Yes   X     No
                                      -----     -----

Number of shares outstanding of Registrant's Common Stock as of
July 17, 2000:   100.

                         TABLE OF ADDITIONAL REGISTRANTS

                                                                Primary Standard
                                           State of Other           Industrial           IRS Employer
                                          Jurisdiction of         Classification         Identification        Commission
                Name                       Incorporation              Number                  Number           File Number
-------------------------------------- ----------------------- ----------------------- ------------------- -------------------
Kiantone Pipeline Corporation                 New York                  4612               25-1211902         333-35083-01
-------------------------------------- ----------------------- ----------------------- ------------------- -------------------
Kiantone Pipeline Company                   Pennsylvania                4600               25-1416278         333-35083-03
-------------------------------------- ----------------------- ----------------------- ------------------- -------------------
United Refining Company of                  Pennsylvania                5541               25-0850960         333-35083-02
Pennsylvania
-------------------------------------- ----------------------- ----------------------- ------------------- -------------------
United Jet Center, Inc.                       Delaware                  4500               52-1623169         333-35083-06
-------------------------------------- ----------------------- ----------------------- ------------------- -------------------
Kwik-Fill, Inc.                             Pennsylvania                5541               25-1525543         333-35083-05
-------------------------------------- ----------------------- ----------------------- ------------------- -------------------
Independent Gas and Oil Company of            New York                  5170               06-1217388         333-35083-11
Rochester, Inc.
-------------------------------------- ----------------------- ----------------------- ------------------- -------------------
Bell Oil Corp.                                Michigan                  5541               38-1884781         333-35083-07
-------------------------------------- ----------------------- ----------------------- ------------------- -------------------
PPC, Inc.                                       Ohio                    5541               31-0821706         333-35083-08
-------------------------------------- ----------------------- ----------------------- ------------------- -------------------
Super Test Petroleum, Inc.                    Michigan                  5541               38-1901439         333-35083-09
-------------------------------------- ----------------------- ----------------------- ------------------- -------------------
Kwik-Fil, Inc.                                New York                  5541               25-1525615         333-35083-04
-------------------------------------- ----------------------- ----------------------- ------------------- -------------------
Vulcan Asphalt Refining Corporation           Delaware                  2911               23-2486891         333-35083-10
-------------------------------------- ----------------------- ----------------------- ------------------- -------------------

PART I.     FINANCIAL INFORMATION                                                         PAGE(S)
---------------------------------
         Item 1.    Financial Statements

                    Consolidated Balance Sheets -
                    May 31, 2000 and August 31, 1999                                          4

                    Consolidated Statements of Operations -
                    Nine Months and Quarters Ended May 31, 2000 and 1999                      5

                    Consolidated Statements of Cash Flows -
                    Nine Months Ended May 31, 2000 and 1999                                   6

                    Notes to Consolidated Financial Statements                              7-9

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                         10-14

PART II.    OTHER INFORMATION                                                                15
-----------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


------------------------------------------------------------------------------
                                                    MAY 31,
                                                      2000          AUGUST 31,
                                                  (UNAUDITED)          1999
------------------------------------------------------------------------------
ASSETS
CURRENT:
    Cash and cash equivalents                        $  7,133        $  8,925
    Accounts receivable, net                           43,091          33,239
    Inventories                                        96,849          70,728
    Prepaid expenses and other assets                  13,200          10,146
                                                     --------        --------
         TOTAL CURRENT ASSETS                         160,273         123,038
                                                     --------        --------
PROPERTY, PLANT AND EQUIPMENT:
    Cost                                              284,419         279,895
    Less:  accumulated depreciation                    74,178          66,473
                                                     --------        --------
         NET PROPERTY, PLANT AND EQUIPMENT            210,241         213,422
                                                     --------        --------
DEFERRED FINANCING COSTS                                5,737           6,370
OTHER ASSETS                                            5,252           6,410
                                                     --------        --------
                                                     $381,503        $349,240
                                                     ========        ========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT:
    Revolving credit facility                        $ 35,000        $  5,000
    Current installments of long-term debt                158             217
    Accounts payable                                   26,484          34,727
    Accrued liabilities                                19,589          12,374
    Sales, use and fuel taxes payable                  14,687          16,856
    Deferred income taxes                                 661             661
                                                     --------        --------
         TOTAL CURRENT LIABILITIES                     96,579          69,835
LONG TERM DEBT:  LESS CURRENT INSTALLMENTS            200,976         200,956
DEFERRED INCOME TAXES                                  15,003          13,515
DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN
  OBLIGATIONS                                           1,829           1,990
DEFERRED RETIREMENT BENEFITS                           16,200          14,055
OTHER NONCURRENT LIABILITIES                              373             468
                                                     --------        --------
         TOTAL LIABILITIES                            330,960         300,819
                                                     --------        --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
    Common stock, $.10 par value per
         share - shares authorized 100;
         issued and outstanding 100                        --              --
    Additional paid-in capital                          7,150           7,150
    Retained earnings                                  43,393          41,271
                                                     --------        --------
         TOTAL STOCKHOLDER'S EQUITY                    50,543          48,421
                                                     --------        --------
                                                     $381,503        $349,240
                                                     ========        ========

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    MAY 31,                              MAY 31,
                                                          -------------------------------------------------------------------
                                                              2000              1999              2000             1999
-----------------------------------------------------------------------------------------------------------------------------
NET SALES                                                  $ 276,765         $ 185,313         $ 772,525         $ 517,067
COSTS OF GOODS SOLD                                          244,817           152,468           683,384           442,059
                                                           ---------         ---------         ---------         ---------
        GROSS PROFIT                                          31,948            32,845            89,141            75,008
                                                           ---------         ---------         ---------         ---------
EXPENSES:
       Selling, general and administrative expenses           19,673            17,939            59,529            57,133
       Depreciation and amortization expenses                  2,550             2,358             7,726             7,070
                                                           ---------         ---------         ---------         ---------
        TOTAL OPERATING EXPENSES                              22,223            20,297            67,255            64,203
                                                           ---------         ---------         ---------         ---------
        OPERATING INCOME                                       9,725            12,548            21,886            10,805
                                                           ---------         ---------         ---------         ---------
OTHER INCOME (EXPENSE):
       Interest income                                            49               162               163               905
       Interest expense                                       (5,907)           (5,654)          (17,178)          (16,545)
       Other, net                                               (644)              (78)           (1,061)              458
                                                           ---------         ---------         ---------         ---------
                                                              (6,502)           (5,570)          (18,076)          (15,182)
                                                           ---------         ---------         ---------         ---------
        INCOME (LOSS) BEFORE INCOME TAX EXPENSE                3,223             6,978             3,810            (4,377)
INCOME TAX EXPENSE (BENEFIT)                                   1,372             2,764             1,688            (1,706)
                                                           ---------         ---------         ---------         ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                        1,851             4,214             2,122            (2,671)
EXTRAORDINARY ITEM, NET OF TAX                                    --             4,783                --             4,783
                                                           ---------         ---------         ---------         ---------
NET INCOME                                                 $   1,851         $   8,997         $   2,122         $   2,112
                                                           =========         =========         =========         =========

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------------------
                                                                      NINE MONTHS ENDED
                                                                           MAY 31,
                                                                  --------------------------
                                                                     2000            1999
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                  $  2,122         $  2,112
      Adjustments to reconcile net income to net cash
              used in operating activities:
           Cumulative effect of accounting change                       --           (7,905)
           Depreciation and amortization                            10,076            9,295
           Post-retirement benefits                                  2,145            1,371
           Change in deferred income taxes                           1,488            1,758
           Gain on asset dispositions                                  (38)            (906)
           Cash used in working capital items                      (42,224)         (41,107)
           Other, net                                                 (766)             (18)
                                                                  --------         --------
                 TOTAL ADJUSTMENTS                                 (29,319)         (37,512)
                                                                  --------         --------
                 NET CASH USED IN OPERATING ACTIVITIES             (27,197)         (35,400)
                                                                  --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment                    (4,610)         (17,216)
      Proceeds from asset dispositions                                 104            2,439
      Decrease in restricted cash, cash equivalents
           and investments                                              --            8,229
                                                                  --------         --------
                 NET CASH USED IN INVESTING ACTIVITIES              (4,506)          (6,548)
                                                                  --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings on revolving credit facility                   30,000           27,500
      Proceeds from issuance of long term debt                         152               --
      Deferred financing costs                                         (50)              --
      Principal reductions of long term debt                          (191)            (247)
                                                                  --------         --------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES          29,911           27,253
                                                                  --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (1,792)         (14,695)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       8,925           26,400
                                                                  --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  7,133         $ 11,705
                                                                  ========         ========
CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
      Accounts receivable, net                                    $ (9,852)        $ (5,224)
      Inventories                                                  (26,121)         (23,757)
      Prepaid expenses and other assets                             (3,054)          (1,462)
      Accounts payable                                              (8,243)          (3,390)
      Accrued liabilities                                            7,215            3,054
      Sales, use and fuel taxes payable                             (2,169)         (10,328)
                                                                  --------         --------
           TOTAL CHANGE                                           $(42,224)        $(41,107)
                                                                  ========         ========

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------
1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ending August 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Form 10-K filing dated November 29, 1999.

2.  DERIVATIVE INSTRUMENTS AND
    HEDGING ACTIVITIES

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------
4.  SUBSIDIARY GUARANTORS

         Summarized financial information for the Company's wholly owned subsidiary guarantors is as follows (in thousands):


                                         MAY 31, 2000
                                          (UNAUDITED)           AUGUST 31, 1999
-------------------------------------------------------------------------------
Current assets                              $ 47,976               $ 45,027
Noncurrent assets                             87,402                 88,431
Current liabilities                          133,890                125,789
Noncurrent liabilities                         8,703                 10,312
-------------------------------------------------------------------------------


                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                           MAY 31,                       MAY 31,
                                        (UNAUDITED)                    (UNAUDITED)
                                  ----------------------------------------------------------
                                     2000            1999            2000         1999
--------------------------------------------------------------------------------------------
Net sales                          $154,208        $111,887        $423,001     $313,573
Gross profit                         17,846          19,053          53,242       53,182
Operating income (loss)                 (95)          1,404            (985)          90
Net loss                             (1,618)           (190)         (4,572)      (2,196)
--------------------------------------------------------------------------------------------


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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                               MAY 31,                          MAY 31,
                                             (UNAUDITED)                      (UNAUDITED)
                                     -------------------------------------------------------------
                                        2000             1999             2000             1999
--------------------------------------------------------------------------------------------------
Net Sales
     Retail                          $ 153,047         $110,604        $ 419,506         $ 309,837
     Wholesale                         123,718           74,709          353,019           207,230
                                     ---------         --------        ---------         ---------
                                       276,765         $185,313        $ 772,525         $ 517,067
                                     =========         ========        =========         =========

Intersegment Sales
     Wholesale                       $  70,950         $ 36,451        $ 184,177         $  94,720
                                     =========         ========        =========         =========

Operating Income (Loss)
     Retail                          $    (515)        $  1,061        $  (2,668)        $    (836)
     Wholesale                          10,240           11,487           24,554            11,641
                                     ---------         --------        ---------         ---------
                                     $   9,725         $ 12,548        $  21,886         $  10,805
                                     =========         ========        =========         =========

Depreciation and Amortization
     Retail                          $     723         $    660        $   2,167         $   1,980
     Wholesale                           1,827            1,698            5,559             5,090
                                     ---------         --------        ---------         ---------
                                     $   2,550         $  2,358        $   7,726         $   7,070
                                     =========         ========        =========         =========


                                                     MAY 31, 2000
                                                      (UNAUDITED)     AUGUST 31, 1999
                            -----------------------------------------------------------
                            Total Assets
                                 Retail                 $115,252          $113,599
                                 Wholesale               266,251           235,641
                                                        --------          --------
                                                        $381,503          $349,240
                                                        ========          ========

                            Capital Expenditures
                                 Retail                 $  1,281          $ 18,698
                                 Wholesale                 3,329             7,526
                                                        --------          --------
                                                        $  4,610          $ 26,224
                                                        ========          ========

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------
Recent Developments

         The Company's results in the first nine months of fiscal 2000 were significantly affected by the rapid rise in worldwide crude oil prices which began in February 1999 and continued through trading for April, 2000. After a drop in crude oil prices for May, the increase in prices has resumed for June and July, 2000. The rise in prices increased the Company's wholesale margins, but reduced the Company's retail petroleum margins. The increase in crude oil prices was in large part due to crude oil production restraints imposed on its members by the Organization of Petroleum Exporting Countries (OPEC). In addition to the favorable effect of rising crude oil prices on the Company's wholesale margins, the Company has benefited from improved industry-wide product margins resulting from strong product demand, particularly the strong demand for heating oil in February and late January, 2000 and the strong gasoline demand in March through May, 2000. Rising crude oil and product prices have also resulted in the reduction of the Company's costs of goods sold by the beneficial effect of increases in the value of the Company's working inventories.


Results of Operations

         Comparison of Fiscal Quarters ended May 31, 2000 and May 31, 1999

         Net Sales. Net sales increased $91.5 million or 49.4% from $185.3 million for the fiscal quarter ended May 31, 1999 to $276.8 million for the fiscal quarter ended May 31, 2000. Retail sales increased $42.5 million, or 38.3% from $110.6 million to $153.1 million, while wholesale sales increased $49.0 million or 65.6% from $74.7 million to $123.7 million. The retail sales increase was due to a 5.7% increase in retail petroleum volume, a 37.0% increase in retail petroleum prices, and a 16.0% increase in retail merchandise sales. The wholesale sales increase was due to an 84.2% increase in wholesale prices, partially offset by a 10.1% decrease in wholesale volume. The higher retail and wholesale prices were primarily the result of a 92.5% increase in worldwide crude oil prices as indicated by prices of NYMEX crude oil contracts for the fiscal quarter ended May 31, 2000 compared to contracts for the prior year quarter. The higher retail sales volumes were primarily the result of the performance of retail locations upgraded under the Company's Capital Improvement Plan. The lower wholesale volume was primarily due to lower refinery throughput and production as the result of shutdowns of certain refinery processing units for maintenance during the quarter ended May 31, 2000.

         Costs of Goods Sold. Costs of goods sold increased $92.3 million or 60.5% from $152.5 million for the fiscal quarter ended May 31, 1999 to $244.8 million for the fiscal quarter ended May 31, 2000. Retail costs of goods sold increased $43.0 million or 46.4% from $92.7 million to $135.7 million, while wholesale costs of goods sold increased $49.3 million or 82.4% from $59.8 million to $109.1 million. The increase in consolidated costs of goods sold was primarily the result of the increase in worldwide crude oil prices, partially offset by increased discounts for heavy sour grades of crude oil. Costs of goods sold for the quarter ended May 31, 2000 benefited from the impact of an approximate $4.1 million increase in the value of the Company's working inventories, which reduced costs of goods sold. However, this benefit was smaller than that for the quarter ended May 31, 1999, when costs of goods sold benefited from an approximate $8.8 million increase in the value of working inventories.

         Gross Profit. Gross profit decreased $0.9 million from $32.8 for the fiscal quarter ended May 31, 1999 to $31.9 million for the fiscal quarter ended May 31, 2000. This decrease was primarily due to the smaller benefit to costs of goods sold from increases in the value of working inventories in the quarter ended May 31, 2000 as compared to the benefit to costs of goods sold from increases in the value of

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------
working inventories in the quarter ended May 31, 1999, partially offset by stronger industry margins in the quarter ended May 31, 2000 compared to the year earlier quarter.

         Operating Expenses. Operating expenses increased $1.9 million or 9.4% from $20.3 million for the fiscal quarter ended May 31, 1999 to $22.2 million for the fiscal quarter ended May 31, 2000. This increase was primarily due to increased depreciation on new capital equipment installed under the Company's Capital Improvement Plan, increased retail expenses for sales promotions and for credit card processing, partially offset by lower retail maintenance and environmental expenses, and increases in performance-based employee compensation. Increased retail promotions expenses were primarily in connection with a "frequent fueler" program. Increased credit card processing expenses were primarily due to increased customer use of credit cards at stations offering recently installed "Pay at the Pump" service and to the higher retail petroleum prices, which increased the average fee per credit card transaction. Reduced retail maintenance and environmental expenses were primarily due to reduced staffing following completion of an underground storage tank upgrade program in December 1998 and completion of the retail portion of the Capital Improvement Plan in August 1999.

         Operating Income. As a result of the above, operating income decreased $2.8 million from $12.5 million for the fiscal quarter ended May 31, 1999 to $9.7 million for the fiscal quarter ended May 31, 2000.

         Interest Expense. Net interest expense (interest expense less interest income) increased $0.4 million from $5.5 million for the fiscal quarter ended May 31, 1999 to $5.9 million for the fiscal quarter ended May 31, 2000. The increased net interest expense was due to increased use of the Company's revolving credit facility to finance crude oil and product inventories at much higher worldwide petroleum prices than in the prior year quarter, and to a decrease in interest income earned.

         Income Taxes. The Company's effective tax rate for the fiscal quarter ended May 31, 2000 was approximately 42.6% compared to a rate of 39.6% for the fiscal quarter ended May 31, 1999. The increase in the current quarter rate is primarily due to nondeductible permanent differences, which did not exist in the prior year.

         Comparison of the Nine Months ended May 31, 2000 and May 31, 1999

         Net Sales. Net sales increased $255.4 million or 49.4% from $517.1 million for the nine months ended May 31, 1999 to $772.5 million for the nine months ended May 31, 2000. Retail sales increased $109.7 million or 35.4% from $309.8 million to $419.5 million, while wholesale sales increased $145.7 million or 70.3% from $207.3 million to $353.0 million. The retail sales increase was due to a 4.9% increase in retail petroleum volume, a 33.6% increase in retail petroleum prices, and an 18.7% increase in retail merchandise sales. The wholesale sales increase was due to a 74.7% increase in wholesale prices, partially offset by a 2.5% decrease in wholesale volume. The higher retail and wholesale prices were primarily the result of an 86.3% increase in worldwide crude oil prices as indicated by prices of NYMEX crude oil contracts for the nine months ended May 31, 2000 compared to contracts for the prior year period. The higher retail sales volumes were primarily the result of the performance of retail locations upgraded under the Company's Capital Improvement Plan. The lower wholesale volume was primarily due to lower refinery throughput and production as the result of shutdowns of certain refinery processing units for maintenance during the nine months ended May 31, 2000.

         Costs of Goods Sold. Costs of goods sold increased $241.3 million to 54.6% from $442.1 million for the nine months ended May 31, 1999 to $683.4 million for the nine months ended May 31, 2000. Retail costs of goods sold increased $109.6 million or 42.4% from $258.7 million to $368.3 million, while

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------
wholesale costs of goods sold increased $131.7 million or 71.8% from $183.4 million to $315.1 million. The increase in consolidated costs of goods sold was primarily the result of the increase in worldwide crude oil prices, partially offset by the beneficial impact on costs of goods sold of increases in the value of the Company's working inventories. The value of the working inventories increased approximately $14.4 million in the nine months ended May 31, 2000 which reduced costs of goods sold. In the nine months ended May 31, 1999, the value of working inventories increased approximately $5.2 million.

         Gross Profit. Gross profit increased $14.1 million from $75.0 million for the nine months ended May 31, 1999 to $89.1 million for the nine months ended May 31, 2000. The increase was primarily due to stronger industry margins in the nine months ended May 31, 2000 compared to the year earlier period, and to the larger benefit to costs of goods sold from increases in the value of working inventories.

         Operating Expenses. Operating expenses increased $3.1 million or 4.8% from $64.2 million for the nine months ended May 31, 1999 to $67.3 million for the nine months ended May 31, 2000. This increase was primarily due to increased depreciation on new capital equipment installed under the Company's Capital Improvement Plan, increased retail expenses for sales promotions and for credit card processing, partially offset by lower retail maintenance and environmental expenses, and increases in performance-based employee compensation. Increased retail promotions expenses were primarily in connection with a "frequent fueler" program. Increased credit card processing expenses were primarily due to increased customer use of credit cards at stations offering recently installed "Pay at the Pump" service and to the higher retail petroleum prices, which increased the average fee per credit card transaction. Reduced retail maintenance and environmental expenses were primarily due to reduced staffing following completion of an underground storage tank upgrade program in December 1998 and completion of the retail portion of the Capital Improvement Plan in August 1999.

         Operating Income. As a result of the above, operating income increased $11.1 million from $10.8 million for the nine months ended May 31, 1999 to $21.9 million for the nine months ended May 31, 2000.

         Interest Expense. Net interest expense (interest expense less interest income) increased $1.4 million from $15.6 million for the nine months ended May 31, 1999 to $17.0 million for the nine months ended May 31, 2000. The increased net interest expense was due to increased use of the Company's revolving credit facility to finance crude oil and product inventories at much higher worldwide petroleum prices than in the prior year period, and to decreased interest income earned.

         Income Taxes. The Company's effective tax rate for the nine months ended May 31, 2000 was approximately 44.3% compared to a rate of 39.0% for the nine months ended May 31, 1999. The increase in the current nine months rate is primarily due to nondeductible permanent differences, which did not exist in the prior year.

Liquidity and Capital Resources

         Working capital (current assets minus current liabilities) at May 31, 2000 was $63.7 million and at August 31, 1999 was $53.2 million. The Company's current ratio (current assets divided by current liabilities) was 1.7:1 at May 31, 2000 and at August 31, 1999 was 1.8:1.

         Net cash used in operating activities totaled $27.2 million and $35.4 million for the nine months ended May 31, 2000 and May 31, 1999.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------
         Net cash used in investing activities for purchases of property, plant and equipment totaled $4.6 million and $17.2 million for the nine months ended May 31, 2000 and May 31, 1999 respectively.

         Net cash provided by financing activities totaled $29.9 million and $27.3 million for the nine months ended May 31, 2000 and May 31, 1999. Net borrowings on the Company's revolving credit facility were $30.0 million and $27.5 million for May 31, 2000 and May 31, 1999 respectively.

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

         Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company's bank credit facility with PNC Bank, N.A. as Agent Bank. During February 2000, the Company renegotiated its revolving bank credit facility to provide for a temporary increase in its revolving credit commitment up to $45,000,000 to meet short term working capital needs. Although the Company is not aware of any pending circumstances which would change its expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. The Company continues to investigate strategic acquisitions and capital improvements to its existing facilities.

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------
Year 2000 Computer Issues

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

Date:  July 17, 2000


                                         UNITED REFINING COMPANY
                                         -----------------------------
                                         (Registrant)



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

Date:  July 17, 2000






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

Date:  July 17, 2000






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

Date:  July 17, 2000






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

Date:  July 17, 2000






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

Date:  July 17, 2000






                                   KWIK-FILL, INC.
                                   ---------------------
                                   (Registrant)



                                   /s/ Myron L. Turfitt
                                   ---------------------
                                   Myron L. Turfitt
                                   President



                                   /s/ James E. Murphy
                                   ---------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 17, 2000





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

Date:  July 17, 2000






                                   BELL OIL CORP.
                                   --------------------------------
                                   (Registrant)



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

Date:  July 17, 2000






                                   PPC, INC.
                                   --------------------------------
                                   (Registrant)



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

Date:  July 17, 2000






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

Date:  July 17, 2000






                                   KWIK-FIL, INC.
                                   --------------------------
                                   (Registrant)



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

Date:  July 17, 2000






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