Form 10-K405
period 2000-08-31
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2000-11-29
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED AUGUST 31, 2000

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

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

                    Yes  __X__        No _________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of November 29, 2000, 100 shares of the Registrant's common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant's are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                         TABLE OF ADDITIONAL REGISTRANTS

-------------------------------- ------------------------ ------------------------- --------------------- ---------------------
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
Corporation
-------------------------------- ------------------------ ------------------------- --------------------- ---------------------

ITEM 1.    BUSINESS.

INTRODUCTION

         The Company is a leading integrated refiner and marketer of petroleum products in its primary market area, which encompasses western New York and northwestern Pennsylvania. The Company owns and operates a medium complexity 65,000 barrel per day ("bpd") petroleum refinery in Warren, Pennsylvania where it produces a variety of products, including various grades of gasoline, diesel fuel, kerosene, jet fuel, No. 2 heating oil, and asphalt. The Company sells gasoline and diesel fuel under the "Kwik Fill(R)" brand name at a network of Company-operated retail units. As of August 31, 2000, the Company operated 303 units, 226 of which it owned. For the year ended August 31, 2000 (sometimes referred to as "fiscal 2000"), approximately 67% and 24% of the Company's gasoline and diesel fuel production, respectively, was sold through this network. The Company operates convenience stores at most of its retail units, primarily under the "Red Apple Food Mart(R)" brand name. The Company also sells its petroleum products to long-standing regional wholesale customers.

         For the fiscal year ended August 31, 2000, the Company had total revenues of approximately $1.1 billion, of which approximately 52% were derived from gasoline sales, approximately 38% were from sales of other petroleum products and approximately 10% were from sales of merchandise and other revenue. The Company's capacity utilization rates have ranged from approximately 90% to approximately 100% over the last five years. In fiscal 2000, approximately 71% of the Company's refinery output consisted of higher value products such as gasoline and distillates.

         The Company believes that the location of its 65,000 bpd refinery in Warren, Pennsylvania provides it with a transportation cost advantage over its competitors, which is significant within an approximately 100-mile radius of it's refinery. For example, in Buffalo, New York over its last five fiscal years, the Company has experienced an approximately 2.0 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. The Company owns and operates the Kiantone Pipeline, a 78-mile long crude oil pipeline which connects the refinery to Canadian, U.S. and world crude oil sources through the Enbridge Pipe Line system. Utilizing the storage facilities of the pipeline, the Company is able to blend various grades of crude oil from different suppliers, allowing it to efficiently schedule production while managing feedstock mix and product yields in order to optimize profitability.

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

         As of August 31, 2000, the Company operated 303 retail units, of which 171 are located in New York, 123 in Pennsylvania and 9 in Ohio. The Company owned 226 of these units. In fiscal 2000, approximately 67% of the refinery's gasoline production was sold through the Company's retail network. In addition to gasoline, all units sell convenience merchandise, 39 have delicatessens and seven of the units are full-service truck stops. Customers may pay for purchases with credit cards including the Company's own Kwik Fill(R) credit card. In addition to this credit card, the Company maintains a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins. The Company has consolidated its entire retail system under the Red Apple Food Mart(R) and Kwik Fill(R) brand names, providing the chain with a greater regional brand awareness.

         PNC Bank, N.A. provided the Company and one of its subsidiaries a new bank credit facility (the "New Bank Credit Facility") on June 9, 1997. During February 2000, PNC Bank, N.A. renegotiated the Company's New Bank Credit Facility to provide for a temporary increase in its revolving credit commitment up to $45 million. The temporary commitment will remain in effect through December 31, 2000 at which time it will revert to its prior maximum level of $35 million if not renewed.

         On September 29, 2000, the Company sold 42 retail units to an affiliate for the sum of $23,870,000 subject to closing apportionments and adjustments. Net revenues for these 42 retail units for the fiscal year ended August 31, 2000 were approximately $92 million. The Company has invested the proceeds of this sale in short-term investments and has (as of the date of this filing) not made a final commitment on the use of the restricted proceeds. Concurrent with the asset sale, the Company entered into a management agreement with an affiliate to operate and manage the retail units. The Company's Board of Directors received a fairness opinion regarding the entire transaction's fairness to the Company from a financial point of view.

         On November 9, 2000, a subsidiary of United Refining Company submitted a written proposal to the board of Getty Petroleum Marketing, Inc. ("Getty") (NYSE:GPM) for the purchase of its approximately 14 million outstanding shares of common stock. The proposal indicated that the United subsidiary would be willing and fully prepared to pay $5.75 per share for all of the outstanding shares. The Company has received a preliminary financing commitment from a financial institution and is prepared to make an equity investment of up to $30 million should the transaction be consummated. If not accepted prior thereto, this proposal will expire on December 8, 2000. To date there is one other bidder for Getty. There is no assurance that the Company offer will be accepted by Getty or if accepted, the transaction will be consummated. Getty markets gasoline and petroleum products to approximately 1,300 branded locations in thirteen Northeastern and Middle-Atlantic states. Getty is also a marketer of heating oil in the New York Mid-Hudson Valley and is a wholesale distributor of a variety of petroleum products through the East Coast petroleum storage and distribution network.

INDUSTRY OVERVIEW

         The Company is a regional refiner and marketer located primarily in Petroleum Administration for Defense District I ("PADD I"). As of January 1, 2000, there were 17 refineries operating in PADD I with a combined crude processing capacity of 1.7 million bpd, representing approximately 10% of U.S. refining capacity. Petroleum product consumption during calendar year 1999 in PADD I averaged 5.8 million bpd, representing approximately 30% of U.S. demand based on industry statistics reported by the U.S. Energy Information Administration (the "EIA"). According to the Lundberg Letter, an industry newsletter, total gasoline consumption in the region grew by approximately 2.7% during 1999 in response to improving economic conditions. Refined petroleum production in PADD I is insufficient to satisfy demand for such products in the region, making PADD I a net importer of such products.

         The Company believes that domestic refining capacity utilization is close to maximum sustainable limits because of the existing high throughput coupled with a minimal increase in refining capacity. The Company believes that high utilization rates coupled with little anticipated crude capacity expansion is likely to result over the long term in improved operating margins in the refining industry.

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

REFINING OPERATIONS

         The Company's refinery is located on a 92-acre site in Warren, Pennsylvania. The refinery has a rated capacity of 65,000 bpd of crude oil processing. The refinery averaged saleable production of approximately 65,000 bpd during fiscal 1999 and approximately 63,900 bpd during fiscal 2000. The reduction is attributable to a decline in refinery production resulting from the shutdown of certain refinery processing units for maintenance during portions of April and May, 2000. The Company produces three primary petroleum products: gasoline, middle distillates and asphalt. The Company believes its geographic location in the product short PADD I is a marketing advantage. The Company's refinery is located in northwestern Pennsylvania and is geographically distant from the majority of PADD I refining capacity. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and the Company believes that no significant production from such refinery is currently shipped into the Company's primary market area.

         Products

         The Company presently produces two grades of unleaded gasoline, 87-octane regular and 93-octane premium. The Company also blends its 87 and 93 octane gasoline to produce a mid-grade 89 octane. In fiscal 2000, approximately 67% of the Company's gasoline production was sold through its retail network and the remaining 33% of such production was sold to wholesale customers.

         Middle distillates include kerosene, diesel fuel, heating oil (No. 2 oil) and jet fuel. In fiscal 2000 the Company sold approximately 83% of its middle distillate production to wholesale customers and the remaining 17% at its retail units, primarily at its seven truck stops. The Company also produces aviation fuels for commercial airlines (Jet-A) and military aircraft (JP-8).

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

         The Company's refining configuration allows the processing of a wide variety of crude oil inputs. During the past five years the Company's inputs have been of Canadian origin and range from light low sulfur (38 degrees API, 0.5% sulfur) to high sulfur heavy asphaltic (25 degrees API, 2.8% sulfur). The Company's ability to market asphalt enables it to purchase selected heavier crude oils at a lower cost.

         Supply of Crude Oil

         Even though the Company's crude supply is currently nearly all Canadian, it is not dependent on this source alone. Within 60 days, the Company could shift up to 60% of its crude oil requirements to some combination of domestic and offshore crude. With additional time, 100% of its crude requirements could be obtained from non-Canadian sources. Sixty-two percent of the Company's contracts with its crude suppliers are on a month-to month evergreen basis, with 30-to-60 day cancellation provisions; thirty-eight percent of the Company's crude contracts are on an annual basis (with month to month pricing provisions). As of August 31, 2000, the Company had supply contracts with 22 different suppliers for an aggregate of 63,400 bpd of crude oil. The Company has contracts with four vendors amounting to 59% of daily crude oil supply (none more than 12,000 barrels per day). As of such date, the Company had no other contract covering more than 10% of its crude oil supply.

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

         The pipeline operation is monitored by a computer at the refinery. Shipments of crude arriving at the West Seneca terminal are separated and stored in one of the terminal's three storage tanks, which have an aggregate storage capacity of 485,000 barrels. The refinery tank farm has two additional crude storage tanks with a total capacity of 200,000 barrels. An additional 35,000 barrels of crude can be stored at the refinery.

         Refinery Turnarounds

         Turnaround cycles vary for different refinery units. A planned turnaround of each of the two major refinery units (the crude unit and the fluid catalytic cracking unit) is conducted approximately every three or four years, during which time such units are shut down for internal inspection and repair. A turnaround, which generally takes two to four weeks to complete in the case of the two major refinery units, consists of a series of moderate to extensive maintenance exercises. Turnarounds are planned and accomplished in a manner that allows for reduced production during maintenance instead of a complete plant shutdown. The Company defers the cost of turnarounds when incurred and amortizes the costs to operations on a straight-line basis over the period of benefit. Thus, the Company charges costs to production over the period most clearly benefited by the turnaround.

MARKETING AND DISTRIBUTION

         General

         The Company has a long history of service within its market area. The Company's first retail service station was established in 1927 near the Warren refinery, and it has steadily expanded its distribution network.

         The Company maintains an approximate 60%/40% split between sales at its rural and urban units. The Company believes this to be advantageous, balancing the higher gross margins and lower volumes often achievable due to decreased competition in rural areas with higher volumes and lower gross margins in urban areas. The Company believes that its rural convenience store units provide an important alternative to traditional grocery store formats. In fiscal 2000, approximately 67% and 24% of the Company's gasoline and diesel fuel production, respectively, was sold through this retail network.

         Retail Operations

         As of August 31, 2000 the Company operated a retail marketing network that includes 303 retail units, of which 171 are located in western New York, 123 in northwestern Pennsylvania and 9 in eastern Ohio. The Company owns 226 of these units. Gasoline at these retail units is sold under the brand name Kwik Fill(R). Most retail units operate under the brand name Red Apple Food Mart(R). The Company believes that Red Apple Food Mart(R) and Kwik Fill(R) are well-recognized names in the Company's marketing areas. The Company believes that the operation of its retail units provides it with a significant advantage over competitors that operate wholly or partly through dealer arrangements because the Company has greater control over pricing and operating expenses, thus establishing a potential for improved margins.

         The Company classifies its stores into four categories: convenience stores, limited gasoline stations, truck stop facilities and other stores. Full convenience stores have a wide variety of foods, snacks, cigarettes and beverages and self-service gasoline. Thirty-nine of such units also have delicatessens where food (primarily submarine sandwiches, pizza, chicken and lunch platters) is prepared on the premises for retail sales and also distribution to other nearby Company units which do not have in-store delicatessens. Mini convenience stores sell snacks, cigarettes and beverages and self-service gasoline. Limited gasoline stations sell gasoline, cigarettes, oil and related car care products and provide full service for gasoline customers. Truckstop facilities sell gasoline and diesel fuel on a self-service and full-service basis. All truckstops include either a full or mini convenience store and one has a truck repair garage. As of August 31, 2000, the average sales areas of the Company's convenience stores, limited gasoline stations, truckstops and other stores were 2,000, 200, 1,500 and 2,500 square feet, respectively.

         Total merchandise sales for fiscal year 2000 were $112.5 million, with a gross profit of approximately $28.3 million. Over the last five fiscal years, merchandise gross margins have averaged approximately 28.4% and the Company believes that merchandise sales will continue to remain a stable source of gross profit.

         On September 29, 2000, the Company sold 42 retail units to an affiliate. Net revenues for these 42 retail units for the fiscal year ended August 31, 2000 were approximately $92 million.

         Merchandise Supply

         The Company's primary merchandise vendor is Tripifoods, which is located in Buffalo, New York. During fiscal 2000, the Company purchased approximately 77% of its convenience merchandise from this vendor. Tripifoods supplies the Company with tobacco products, candy, deli foods, grocery, health and beauty products, and sundry items on a cost plus basis for resale. The Company also purchases dairy products, beer, soda, snacks, and novelty goods from direct store vendors for resale. The Company annually reviews its suppliers' costs and services versus those of alternate suppliers. The Company believes that alternative sources of merchandise supply at competitive prices are readily available.

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

         Wholesale Marketing and Distribution

         The Company sold in fiscal year 2000, on a wholesale basis, approximately 45,300 bpd of gasoline, distillate and asphalt products to distributor, commercial and government accounts. In addition, the Company sells approximately 1,100 bpd of propane to liquefied petroleum gas marketers. In fiscal 2000, the Company's production of gasoline, distillate and asphalt sold at wholesale was 33%, 83% and 100%, respectively. The Company sells 97.7% of its wholesale gasoline and distillate products from its Company-owned and operated product terminals. The remaining 2.3% are sold through third-party exchange terminals.

         The Company's wholesale gasoline customer base includes 50 branded dealer/distributor units operating under the Company's proprietary "Keystone(R)" and "Kwik Fill(R)" brand names. Long-term dealer/distributor contracts accounted for approximately 14% of the Company's wholesale gasoline sales in fiscal 2000. Supply contracts generally range from three to five years in length, with branded prices based on the prevailing Company wholesale rack price in Warren.

         The Company believes that the location of its refinery provides it with a transportation cost advantage over its competitors, which is significant within an approximately 100-mile radius of the Company's refinery. For example, in Buffalo, New York over its last five fiscal years, the Company has experienced an approximately 2.0 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. In addition to this transportation cost advantage, the Company's proximity to local accounts allows it a greater range of shipment options, including the ability to deliver truckload quantities of approximately 200 barrels versus much larger 25,000 barrel pipeline batch deliveries, and faster response time, which the Company believes help it provide enhanced service to its customers.

         The Company's ability to market asphalt is critical to the performance of its refinery, since such marketing ability enables the Company to process lower cost higher sulfur content crude oils which in turn affords the Company higher refining margins. Sales of paving asphalt generally occur during the summer months due primarily to weather conditions. In order to maximize its asphalt sales, the Company has made substantial investments to increase its asphalt storage capacity through the installation of additional tanks, as well as through the purchase or lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is the Company's ability to sell asphalt year-round to roofing shingle manufacturers, which accounted for approximately 23% of its total asphalt sales over the Company's last five fiscal years. In fiscal 2000, the Company sold 5.8 million barrels of asphalt while producing 5.5 million barrels. The refinery was unable to produce enough asphalt to satisfy the demand and, therefore, purchased .3 million barrels for resale.

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

         The Company uses a network of six terminals to store and distribute refined products. This network provides gasoline, distillate and asphalt storage capacities (in thousands of barrels) of approximately 600, 850 and 1,650 barrels respectively as of August 31, 2000.

         During fiscal 2000, approximately 96% of the Company's refined products were transported from the refinery via truck transports, with the remaining 4% transported by rail. The majority of the Company's wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive costs. The Company also operates a fleet of ten gasoline tank trucks that supply approximately 25% of its Kwik Fill(R) retail stations.

         Product distribution costs to both retail and wholesale accounts are minimized through product exchanges. Through these exchanges, the Company has access to product supplies at approximately 40 sources located throughout the Company's retail marketing area. The Company seeks to minimize retail distribution costs through the use of a system wide distribution model.

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

         The Company's on-road diesel represented 68% of its total distillate sales in fiscal 2000. Since the reduction of sulfur in diesel required some new investment at most refineries, a two-tier market has developed in distillate sales. Due to capital constraints and timing issues, as well as strategic decisions not to invest in diesel fuel desulfurization, some other refineries are unable to produce specification highway diesel.

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

         Conventional Gasoline Quality

         In addition to reformulated and oxygenated gasoline requirements, the USEPA has promulgated regulations under the CAA which relate to the quality of "conventional" gasoline and which require expanded reporting of the quality of such gasoline by refiners. Substantially all of the Company's gasoline sales are of conventional gasoline. The Company closely monitors the quality of the gasoline it produces to assure compliance at the lowest possible cost with CAA regulations.

         In February 2000, USEPA issued a final rule requiring the reduction of the sulfur content of gasoline to 30 parts per million (PPM). Many refiners will have to achieve this reduction by January 2004, but some smaller refiners and those in certain Western states will be allowed to phase down sulfur more slowly, reaching the 30 PPM level as late as January 2008. Although United Refining Company is of a comparable size to some of the small refiners granted more time to comply, United was not classified as a small refiner for this purpose, nor are the Company's operations located in any of the states given additional time. However, the rule allows individual refiners to seek additional time to comply on a case by case basis at the discretion of USEPA, and the Company has applied for such review by USEPA. The Company anticipates that a material investment of funds will be required before 2008 to comply with this rule.

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

EMPLOYEES

         As of August 31, 2000 the Company had approximately 1,717 full-time and 1,400 part-time employees. Approximately 2,477 persons were employed at the Company's retail units, 390 persons at the Company's refinery, Kiantone Pipeline and at terminals operated by the Company, with the remainder at the Company's office in Warren, Pennsylvania. The Company has entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A, the International Union of Plant Guard Workers of America Local No. 502 and General Teamsters Local Union No. 397 covering 216, 7, 20 and 18 employees, respectively. The agreements expire on February 1, 2001, January 31, 2003, June 25, 2002 and July 31, 2005, respectively. The Company believes that its relationship with its employees is good.

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

FINANCING

         On June 9, 1997, the Company completed the sale (the "Private Offering") of $200 million principal amount of 10-3/4% Series A Senior Notes due 2007 to Dillon, Read & Co. Inc. and Bear, Stearns & Co. Inc. in a transaction exempt from registration under the Securities Act of 1933, as amended. Subsequent to this issue, the Company exchanged the Series A Senior Notes for its 10-3/4% Series B Senior Notes due 2007 which were previously registered under the Securities Act of 1933, as amended. An aggregate of $200 million in principal amount of Series A Senior Notes were exchanged for Series B Senior Notes effective January 16, 1998. The form and terms of the Series B Senior Notes are identical in all material respects to the form and terms of the Series A Senior Notes except that the Series B Senior Notes are registered under the Securities Act and, therefore, do not bear legends restricting the transfer thereof. The Series B Senior Notes do not represent additional indebtedness of the Company and are entitled to the benefits of the Indenture, which is the same Indenture as the one under which the Series A Senior Notes were issued.

ITEM 2.    PROPERTIES.

         The Company owns a 92-acre site in Warren, Pennsylvania upon which it operates its refinery. The site also contains a building housing the Company's principal executive office.

 The Company owns various real property in the states of Pennsylvania, New York and Ohio as of August 31, 2000, upon which it operates 226 retail units and two crude oil and six refined product storage terminals. The Company also owns the 78 mile long Kiantone Pipeline, a pipeline which connects the Company's crude oil storage terminal to the refinery's tank farm. The Company's right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. The Company also has easements, right-of-way agreements, leases, permits and similar agreements that would enable the Company to build a second pipeline on property contiguous to the Kiantone Pipeline.

         The Company also leases an aggregate of 77 sites in Pennsylvania, New York and Ohio as of August 31, 2000, upon which it operates retail units. As of August 31, 2000, the leases had an average remaining term of 43 months, exclusive of option terms. Annual rents on such retail units range from $2,760 to $79,500.

ITEM 3.    LEGAL PROCEEDINGS.

         In 1995, the Pennsylvania Environmental Defense Foundation ("PEDF") commenced a lawsuit in the United States District Court for the Western District of Pennsylvania under Section 505 of the federal Water Pollution Control Act, 33 U.S.C. Section 1251, et. seq. The complaint alleges a series of discharges to the Allegheny River at the Company's refining facility in Warren, Pennsylvania exceeding the limits contained in the Company's waste water discharge permits. The complaint sought to enjoin future discharges in excess of permitted limits, civil money penalties up to $25,000 per day as provided in the Act, and an award of attorneys' fees. The case was tried to the Court without a jury and concluded in September 1998. On March 21, 2000 the Court entered a civil money award in the amount of $400,000 and denied PEDF's request for injunctive relief. PEDF also seeks attorneys' fees as provided by the Act. The amount of such fees remains to be determined. The Company believes this claim will not have any material adverse effect upon its operations or consolidated financial condition.

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

         The Company has been named as a defendant in a lawsuit involving the marketing of petroleum products containing Methyl Tertiary Butyl Ether ("MTBE") and the alleged contamination of groundwater with MTBE within the State of New York. This case, together with other similar cases involving other parties, has been centralized before the U.S. District Court for the Southern District of New York pursuant to Transfer Order of the Judicial Panel on Multidistrict Litigation filed October 20, 2000. The complaint seeks, inter alia, compensatory and punitive damages and certification as a class action. Preliminary discovery has commenced and is continuing. No specific monetary demand has been made. Until the scope of the MTBE related claims is known, the Company is unable to determine their aggregate effect upon its operations and consolidated financial position.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  NONE

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDERS MATTERS.

                  NONE

ITEM 6.    SELECTED FINANCIAL DATA.

                                                                                  Year Ended August 31,
                                                           1996           1997            1998            1999            2000
                                                           ----           ----            ----            ----            ----
                                                                              (Dollars in thousands)
Income Statement Data:
Net sales (2)                                         $   834,682     $   872,361     $   759,525     $   758,204     $ 1,119,815
Gross margin (1) (2)                                      169,304         165,166         152,466         166,824         200,379
Refinery operating expenses                                63,218          60,746          60,840          60,990          70,812
Selling, general and administrative expenses               70,968          73,200          75,064          77,487          80,390
Operating income (2)                                       26,902          22,990           8,242          19,305          39,009
Interest expense                                           17,606          17,509          22,188          22,377          22,962
Interest income                                             1,236           1,296           2,701           1,027             288
Other income (expense) (2)                                   (904)           (341)         (1,587)           (560)         (2,822)
Income (loss) before income tax expense  (benefit)          9,628           6,436         (12,832)         (2,605)         13,513
Income tax expense (benefit)                                3,787           2,588          (5,132)         (1,006)          6,828
Income (loss) before extraordinary item and
    cumulative effect of accounting change                  5,841           3,848          (7,700)         (1,599)          6,685
Extraordinary item, net of tax benefit of $4,200               --          (6,653)             --              --              --
Cumulative effect of accounting change, net of
taxes of $3,122                                                --              --              --           4,783              --
Net income (loss)                                           5,841          (2,805)         (7,700)          3,184           6,685
Balance Sheet Data (at end of period):
Total assets                                              306,104         346,392         342,579         349,240         340,368
Total debt                                                136,777         201,272         201,309         206,173         201,111
Total stockholder's equity                                 84,027          52,937          45,237          48,421          55,106

-------------

(1) Gross margin is defined as gross profit plus refining operating expenses. Refinery operating expenses are expenses incurred in refining and included in cost of goods sold in the Company's financial statements. Refining operating expense equals refining operating expenses per barrel, multiplied by the volume of total saleable products per day, multiplied by the number of days in the period.

(2) Certain amounts of prior year's consolidated financial statements have been reclassified to conform to the presentation in the current year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY BACKGROUND

General

         The Company is engaged in the refining and marketing of petroleum products. In fiscal 2000, approximately 67% and 24% of the Company's gasoline and diesel fuel production, respectively, was sold through the Company's network of service stations and truckstops. The balance of the Company's refined products were sold to wholesale customers. In addition to transportation and heating fuels, primarily gasoline and distillate, the Company is a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company's profitability is influenced by fluctuations in the market prices of crude oils and refined products. Although the Company's product sales mix helps to reduce the impact of large short-term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. Specifically, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt and retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise have been between 25% and 31% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices.

         In addition to their effect on petroleum product margins, fluctuations in crude oil prices can affect the Company's reported financial results by producing significant changes in the value of the Company's working inventories. The change in the value of working inventory is that portion in the total change in the Company's inventory value, which is due to changes in the pricing of working inventory volumes. Working inventory volumes are those volumes of inventory of the Company's various products and feedstocks necessary to support normal operations. While changes in the value of working inventory affect the Company's reported gross profit, operating income and net income, they have no material effect on the Company's operating cash flow.

         The Company includes in costs of goods sold operating expenses incurred in the refining process. Therefore, operating expenses reflect only selling, general and administrative expenses, including all expenses of the retail network, and depreciation and amortization.

RECENT DEVELOPMENTS

         The Company's results in fiscal 2000 were significantly impacted by the continued recovery of worldwide crude oil prices, as indicated by crude oil contracts traded on the New York Mercantile Exchange (NYMEX), from the extremely low levels reached midway through fiscal 1999. NYMEX crude prices, which were less than $12 per barrel for January 1999, averaged more than $31 per barrel for July 2000 and over $29 per barrel for August 2000. For all of fiscal 2000, NYMEX crude oil price averaged approximately $27 per barrel versus approximately $15 per barrel for fiscal 1999.

         The higher worldwide crude oil prices increased the benefit to the Company of its ability to process a significant percentage of heavy sulfur grades of crude oil, as higher prices stimulated increased production of these crude oil grades, which had been depressed by low prices during fiscal 1999, and made crude producers willing to increase the discounts for these heavy high sulfur grades versus the light low sulfur crude oil traded via NYMEX contracts. This resulted in an increase of approximately $0.39 per barrel in fiscal 2000 versus fiscal 1999 in the average discount the Company received versus NYMEX crude prices. As is typically the case in such market conditions, rising crude oil and petroleum product prices also had the effect of increasing the margins on the Company's wholesale gasoline and distillate sales, and rising prices also benefited the Company's cost of goods sold by increasing the value of the Company's working inventory. However, the use of the LIFO cost method to value petroleum inventories on August 31, 2000 versus the market value method used one year earlier partially offset the increase in inventory value which would otherwise have been realized due to rising oil prices.

         The beneficial effects of the increases in worldwide crude oil and petroleum product prices was partially offset by somewhat reduced margins on asphalt and retail gasoline, which typically occur under these market conditions.

Overall, however, the market conditions in fiscal 2000 were significantly more favorable to the Company than in fiscal 1999.

         On September 29, 2000, the Company sold 42 retail units to an affiliate for the sum of $23,870,000 subject to closing apportionments and adjustments. Net revenues for these 42 retail units for the fiscal year ended August 31, 2000 were approximately $92 million.

         On November 9, 2000, a subsidiary of United Refining Company submitted a written proposal to the board of Getty Petroleum Marketing, Inc. ("Getty") (NYSE:GPM) for the purchase of its approximately 14 million outstanding shares of common stock. The proposal indicated that the United subsidiary would be willing and fully prepared to pay $5.75 per share for all of the outstanding shares. The Company has received a preliminary financing commitment from a financial institution and is prepared to make an equity investment of up to $30 million should the transaction be consummated. If not accepted prior thereto, this proposal will expire on December 8, 2000. To date there is one other bidder for Getty. There is no assurance that the Company offer will be accepted by Getty or if accepted, the transaction will be consummated. Getty markets gasoline and petroleum products to approximately 1,300 branded locations in thirteen Northeastern and Middle-Atlantic states. Getty is also a marketer of heating oil in the New York Mid-Hudson Valley and is a wholesale distributor of a variety of petroleum products through the East Coast petroleum storage and distribution network.


RESULTS OF OPERATIONS

Comparison of Fiscal 2000 and Fiscal 1999.

         Net Sales. Net sales increased $361.6 million or 47.7% from $758.2 million for fiscal 1999 to $1.1 billion for fiscal 2000. Retail sales increased $150.2 million, or 34.3% from $438.2 million to $588.4 million, while wholesale sales increased $211.4 million or 66.1% from $320.0 million to $531.4 million. Net sales increases were primarily due to price increases of 70.2% and 32.9% for wholesale and retail petroleum, respectively and to 4.9% and 16.4% increases in retail petroleum volume and merchandise sales, respectively, partially offset by a 2.3% decrease in wholesale petroleum volume. The price increases were primarily due to a 78.6% increase in worldwide crude oil prices for fiscal 2000 versus fiscal 1999, as indicated by the prices of NYMEX crude oil contracts. The decrease in wholesale petroleum volume was primarily due to a decrease in crude oil processed at the Company's refinery as the result of the shutdown of certain refinery processing units for maintenance during portions of April and May, 2000.

         Costs of Goods Sold. Costs of goods sold increased $337.8 million or 51.8% from $652.4 million for fiscal 1999 to $990.2 million for fiscal 2000. Retail costs of goods sold increased $149.6 million or 40.7% from $367.8 million to $517.4 million, while wholesale costs of goods sold increased $188.2 million or 66.1% from $284.6 million to $472.8 million. The increase in consolidated costs of goods sold was primarily the result of the increase in world crude oil prices, partially offset by a 5.0% decrease in crude processing and larger discounts received on heavy, high sulfur crude oil purchases. Costs of goods sold in fiscal 2000 were reduced by the beneficial effect of an increase of approximately $7.2 million in the value of the Company's working inventories. Had the same method been used to value petroleum inventories on August 31, 2000 and on August 31, 1999, the benefit to costs of goods sold from the increase in working inventory would have been approximately $14.2 million for fiscal 2000 versus approximately $10.5 million for fiscal 1999. However, the increase in working inventory value for fiscal 2000 was partially offset by the effect of valuing the Company's inventories on August 31, 2000 under the LIFO cost method, whereas on August 31, 1999, inventories had been valued at market, whereas LIFO had exceeded market. For all the Company's petroleum inventories, including the working inventories, the effect of using the LIFO method was to value the August 31, 2000 inventories approximately $6.2 million lower than if the FIFO method had been used.

         Operating Expenses. Operating expenses increased $4.1 million or 4.7% from $86.5 million for fiscal 1999 to $90.6 million for fiscal 2000. This increase was primarily due to the increased cost of providing employee health benefits, to retail expenses for sales promotions and credit card processing and to increased depreciation on new capital equipment installed under the Company's Capital Improvement Plan. Increased retail promotions expenses were primarily in connection with a "frequent fueler" program which has been effective in promoting customer loyalty. Increased credit card processing expense was primarily due to increased customer use of major credit cards at stations offering recently installed "Pay at the Pump" service and to higher retail gasoline selling prices which increased the processing fee per transaction.

         Operating Income. Operating income increased $19.7 million from $19.3 million for fiscal 1999 to $39.0 million for fiscal 2000. Retail operating income decreased $2.9 million from $4.9 million to $2.0 million, while wholesale operating income increased $22.6 million from $14.4 million to $37.0 million. The consolidated net income increase was primarily due to an increase in wholesale margins which accompanied an increase in worldwide crude oil prices, partially offset by a reduction of per gallon retail petroleum margins, which typically occur during periods of rapidly increasing crude oil prices.

         Interest Expense. Net interest expense (interest expense less interest income) increased $1.3 million from $21.4 million for fiscal 1999 to $22.7 million for fiscal 2000. The increased net interest expense was due to a decrease in interest income earned, as a result of lower balances of restricted cash and investments, and to increased use of the Company's bank revolving credit facility to finance inventories at the higher crude oil and petroleum product prices.

         Income Taxes. The Company's effective tax rate for fiscal 2000 was approximately 50.5% compared to a rate of 38.6% for fiscal 1999. The higher rate for fiscal 2000 was primarily due to prior year tax audits.

Comparison of Fiscal 1999 and Fiscal 1998.

         Net Sales. Net sales decreased $1.3 million or 0.2% from $759.5 million for fiscal 1998 to $758.2 million for fiscal 1999. Retail sales increased $2.8 million, or 0.6% from $435.4 million to $438.2 million, while wholesale sales decreased $4.1 million or 1.2% from $324.1 million to $320.0 million. Sales volume increases of 9.2%, 2.6% and 18.5% for wholesale petroleum, retail petroleum and retail merchandise, respectively, were slightly more than offset by per unit price decreases of 9.6% and 5.9% for wholesale and retail petroleum, respectively.

         Costs of Goods Sold. Costs of goods sold decreased $15.5 million or 2.3% from $667.9 million for fiscal 1998 to $652.4 million for fiscal 1999. Retail costs of goods sold decreased $2.4 million or 0.6% from $370.2 million to $367.8 million, while wholesale costs of goods sold decreased $13.1 million or 4.4% from $297.7 million to $284.6 million. The decrease in consolidated costs of goods sold was primarily the result of a decrease in world crude oil prices and reduction of costs of goods sold by changes in inventory prices, which more than offset a 12.7% increase in crude processing and smaller discounts received on heavy, high sulfur crude oil purchases. Worldwide crude oil prices, as indicated by NYMEX contracts ended a prolonged decline in January 1999 and recovered by the end of fiscal 1999 to levels significantly higher than at the end of fiscal 1998. This resulted in an increase of $10.5 million in the value of the Company's working inventories, which reduced costs of goods sold. In fiscal 1998, declining worldwide crude oil prices had resulted in a $12.8 million decrease in the value of the Company's working inventories, which increased the Company's costs of goods sold.

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

         Operating Income. Operating income increased $11.1 million from $8.2 million for fiscal 1998 to $19.3 million for fiscal 1999. Retail operating income increased $2.9 million from $2.0 million to $4.9 million, while wholesale operating income increased $8.2 million from $6.2 million to $14.4 million. The consolidated net income increase was primarily due to a decrease in costs of goods sold as the result of lower worldwide crude oil prices and as the result of the reduction to costs of goods sold from a $10.5 million increase in working inventory value.

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital (current assets minus current liabilities) at August 31, 2000, was $69.2 million and at August 31, 1999 was $53.3 million. The Company's current ratio (current assets divided by current liabilities) was 2.3:1 at August 31, 2000, and was 1.8:1 at August 31, 1999.

         Net cash provided by operating activities totaled $8.7 million for fiscal 2000 compared to net cash used in operating activities of $13.8 million in fiscal 1999. The net cash provided by operating activities for fiscal 2000 was achieved principally from an increase in cash generated by earnings (net income plus depreciation and amortization) of $20.2 million, less net increases in operating assets and liabilities (working capital) of ($17.3) million, a change in deferred income taxes of $4.5 million and other items of $1.3 million.

         Net cash used in investing activities totaled $5.1 million for the year ended August 31, 2000 as compared to net cash used in investing activities of $8.3 million for fiscal 1999. The net cash used in investing activities for fiscal 2000 resulted from net capital additions of $5.9 million, less reduction of long term assets of ($.8) million. For the fiscal year ended August 31, 2000 and 1999 respectively, cash and cash equivalents included $2.1 million and $2.5 million in government securities and commercial paper.

         The Company reviews its capital expenditures on an ongoing basis. During fiscal 2000, the Company invested approximately $5.9 million for capital improvements, which were funded from cash flow. The Company currently has budgeted approximately $6.0 million for capital expenditures in fiscal 2001. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations.

         Net cash used in financing activities totaled $5.1 million primarily due to the reductions of borrowings on the revolving credit facility and scheduled principal payments on long-term debt.

         On September 29, 2000, the Company sold 42 retail units to an affiliate for the sum of $23,870,000 subject to closing apportionments and adjustments. The Company has invested the proceeds of this sale in short-term investments and has (as of the filing date) not made a final commitment for the use of the restricted proceeds.

         On November 9, 2000, a subsidiary of the Company submitted a written proposal to the board of Getty for the purchase of all the outstanding common stock of Getty. The proposal indicated that the United subsidiary would be willing and fully prepared to pay $5.75 per share for all of the outstanding shares. The Company has received a preliminary financing commitment from a financial institution and is prepared to make an equity investment of up to $30 million should the transaction be consummated. If not accepted prior thereto, this proposal will expire on December 8, 2000. To date there is one other bidder for Getty. There is no assurance that the Company offer will be accepted by Getty or if accepted, the transaction will be consummated.

         Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company's secured revolving credit facility (the "Facility") with PNC Bank, N.A. as Agent Bank. During February 2000 the Company renegotiated its secured revolving credit facility to provide for a temporary increase in its revolving credit commitment up to $45,000,000. The commitment increase shall remain in effect through December 31, 2000, at which time it will revert to its prior maximum level of $35,000,000 if not renewed. The Facility expires on June 9, 2002 and is secured by certain qualifying cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds rate plus 1/2% for base rate borrowings and the LIBOR rate for Euro-Rate borrowings, which was 8.62% as of August 31, 2000. Although the Company is not aware of any pending circumstances which would change its expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. The Company continues to investigate strategic acquisitions and capital improvements to its existing facilities.

         In February 2000, USEPA issued a final rule requiring the reduction of the sulfur content of gasoline. The Company anticipates that a material investment of funds will be required before 2008 to comply with the rule.

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

         Statement 133, as amended, is effective for all transactions entered into after June 15, 2000. Management believes that the adoption of Statement 133 will not have a material effect on the Company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." In June 2000, the SEC delayed the required implementation date to the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect the implementation of SAB101 to have a material effect on its results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  N/A

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----

Report of Independent Certified Public Accountants                  21
Consolidated Financial Statements:
Balance Sheets                                                      22
Statements of Operations                                            23
Statements of Stockholder's Equity                                  24
Statements of Cash Flows                                            25
Notes to Consolidated Financial Statements                          26 thru 41

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholder
United Refining Company

We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended August 31, 2000. These consolidated financial statements are the responsibility of the management of United Refining Company and its subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000 in conformity with generally accepted accounting principles.

BDO Seidman, LLP

New York, New York
October 31, 2000, except for Note 18 which is as of November 9, 2000

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

================================================================================

                                                                                    AUGUST 31,
                                                                           ----------------------------
                                                                             2000                1999
-------------------------------------------------------------------------------------------------------

ASSETS
CURRENT:

     Cash and cash equivalents                                             $  7,430            $  8,925
     Accounts receivable, net                                                44,304              33,239
     Inventories                                                             61,894              70,728
     Prepaid expenses and other assets                                        8,877              10,146
-------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                             122,505             123,038
PROPERTY, PLANT AND EQUIPMENT, NET                                          207,746             213,422
DEFERRED FINANCING COSTS, NET                                                 5,497               6,370
OTHER ASSETS                                                                  4,620               6,410
-------------------------------------------------------------------------------------------------------
                                                                           $340,368            $349,240
=======================================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT:
     Revolving credit facility                                             $     --            $  5,000
     Current installments of long-term debt                                     150                 217
     Accounts payable                                                        18,434              34,727
     Income taxes payable                                                       538                  --
     Accrued liabilities                                                     12,810              12,374
     Sales, use and fuel taxes payable                                       15,809              16,856
     Deferred income taxes                                                    5,571                 661
-------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                         53,312              69,835
LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                                  200,961             200,956
DEFERRED INCOME TAXES                                                        13,103              13,515
DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                       1,775               1,990
DEFERRED RETIREMENT BENEFITS                                                 15,738              14,055
OTHER NONCURRENT LIABILITIES                                                    373                 468
-------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                285,262             300,819
-------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
     Common stock, $.10 par value per share - shares authorized
           100; issued and outstanding 100                                       --                  --
     Additional paid-in capital                                               7,150               7,150
     Retained earnings                                                       47,956              41,271
-------------------------------------------------------------------------------------------------------
           TOTAL STOCKHOLDER'S EQUITY                                        55,106              48,421
-------------------------------------------------------------------------------------------------------
                                                                           $340,368            $349,240
=======================================================================================================


                    See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

================================================================================

                                                                                              YEAR ENDED
                                                                                              AUGUST 31,
                                                                      ----------------------------------------------------------
                                                                          2000                   1999                   1998
--------------------------------------------------------------------------------------------------------------------------------


NET SALES (INCLUDES CONSUMER EXCISE TAXES OF
    $158,503, $148,007 AND $145,316)                                  $ 1,119,815            $   758,204            $   759,525
COSTS OF GOODS SOLD                                                       990,248                652,370                667,899
--------------------------------------------------------------------------------------------------------------------------------
        GROSS PROFIT                                                      129,567                105,834                 91,626
--------------------------------------------------------------------------------------------------------------------------------
EXPENSES:
    Selling, general and administrative expenses                           80,390                 77,487                 75,064
    Depreciation and amortization expenses                                 10,168                  9,042                  8,320
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL OPERATING EXPENSES                                           90,558                 86,529                 83,384
--------------------------------------------------------------------------------------------------------------------------------
        OPERATING INCOME                                                   39,009                 19,305                  8,242
--------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
    Interest income                                                           288                  1,027                  2,701
    Interest expense                                                      (22,962)               (22,377)               (22,188)
    Other, net                                                             (2,822)                  (560)                (1,587)
--------------------------------------------------------------------------------------------------------------------------------
                                                                          (25,496)               (21,910)               (21,074)
--------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                          13,513                 (2,605)               (12,832)
--------------------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE (BENEFIT):
       Current                                                              2,330                   (194)                  (319)
       Deferred                                                             4,498                   (812)                (4,813)
--------------------------------------------------------------------------------------------------------------------------------
                                                                            6,828                 (1,006)                (5,132)
--------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 6,685                 (1,599)                (7,700)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
    NET OF TAXES OF $3,122                                                     --                  4,783                     --
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                     $     6,685            $     3,184            $    (7,700)
================================================================================================================================


                    See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


================================================================================

                                                                           ADDITIONAL                                TOTAL
                                              COMMON STOCK                  PAID-IN            RETAINED          STOCKHOLDER'S
                                         SHARES          AMOUNT             CAPITAL            EARNINGS             EQUITY
------------------------------------------------------------------------------------------------------------------------------

Balance at August 31, 1997                100           $     --           $  7,150            $ 45,787            $ 52,937
Net loss                                                      --                 --              (7,700)             (7,700)
------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1998                100                 --              7,150              38,087              45,237
Net income                                                    --                 --               3,184               3,184
------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1999                100                 --              7,150              41,271              48,421
Net income                                                    --                 --               6,685               6,685
------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2000                100           $     --           $  7,150            $ 47,956            $ 55,106
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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

================================================================================

                                                                                           YEAR ENDED AUGUST 31,
                                                                             -------------------------------------------------
                                                                               2000                1999                1998
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $  6,685            $  3,184            $ (7,700)
     Adjustments to reconcile net income (loss) to net
             cash provided by (used in) operating activities:
          Cumulative effect of accounting change                                   --              (7,905)                 --
          Depreciation and amortization                                        13,492              12,143               8,973
          Post-retirement benefits                                              1,683               1,705               1,553
          Change in deferred income taxes                                       4,498               2,311              (4,813)
          (Gain) loss on asset dispositions                                       621                (783)                503
          Cash provided by (used in) working capital items                    (17,328)            (24,489)             16,892
          Other, net                                                             (920)                 13                 (42)
------------------------------------------------------------------------------------------------------------------------------
               TOTAL ADJUSTMENTS                                                2,046             (17,005)             23,066
------------------------------------------------------------------------------------------------------------------------------
               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              8,731             (13,821)             15,366
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in restricted cash and cash equivalents
        and investments                                                            --              15,289              32,879
     Additions to property, plant and equipment                                (5,900)            (26,047)            (33,516)
     Proceeds from asset dispositions                                             807               2,417                 913
------------------------------------------------------------------------------------------------------------------------------
               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (5,093)             (8,341)                276
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (reductions) borrowings on revolving credit facility                  (5,000)              5,000                  --
     Principal reductions of long-term debt                                      (235)               (313)               (250)
     Proceeds from issuance of long-term debt                                     152                  --                 287
     Deferred financing costs                                                     (50)                 --                (303)
------------------------------------------------------------------------------------------------------------------------------
               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (5,133)              4,687                (266)
------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (1,495)            (17,475)             15,376
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    8,925              26,400              11,024
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                       $  7,430            $  8,925            $ 26,400
==============================================================================================================================
CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
     Accounts receivable, net                                                 (11,065)           $ (6,222)           $  2,745
     Inventories                                                                8,834             (15,499)             11,972
     Prepaid expenses and other assets                                          1,269              (2,419)               (941)
     Accounts payable                                                         (16,293)              9,429              (3,712)
     Accrued liabilities                                                          436                (608)             (6,142)
     Income taxes payable                                                         538                  --                  --
     Sales, use and fuel taxes payable                                         (1,047)             (9,170)             12,970
------------------------------------------------------------------------------------------------------------------------------
          TOTAL CHANGE                                                       $(17,328)           $(24,489)           $ 16,892
==============================================================================================================================
CASH PAID DURING THE PERIOD FOR:
     Interest                                                                $ 23,043            $ 22,084            $ 22,454
     Income taxes                                                            $    125            $    207            $    266
==============================================================================================================================
NON-CASH FINANCING ACTIVITIES:
     Capital leases                                                          $     21            $    177            $     --
==============================================================================================================================


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

         Inventories and Exchanges

         Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include various parts for the refinery operations. If the cost of inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. As of August 31, 2000, had the Company utilized the FIFO inventory method, petroleum product inventories would have been higher by $6,206,000. The Company, at August 31, 2000, had a LIFO layer liquidation which resulted in an inventory reduction of approximately $1,400,000. As of August 31, 1999, LIFO cost exceeded market by approximately $3,800,000, resulting in the valuation of petroleum inventories at market.

         Inventories consist of the following:

                                             AUGUST 31,
                                      -------------------------
                                         2000         1999
---------------------------------------------------------------
                                           (IN THOUSANDS)

Crude Oil                               $  16,975   $ 24,222
Petroleum Products                         22,819     23,277
---------------------------------------------------------------
             Total @ LIFO                  39,794     47,499
---------------------------------------------------------------

Merchandise                                 9,020      9,953
Supplies                                   13,080     13,276
---------------------------------------------------------------
             Total @ FIFO                  22,100     23,229
---------------------------------------------------------------

      Total Inventory                   $  61,894   $ 70,728
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

         The Company joins with the Parent and the Parent's other subsidiaries in filing a Federal Income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the tax sharing agreement between the Parent and its subsidiaries. Pursuant to the tax sharing agreement, included in prepaid expenses and other assets are amounts due from the Parent of approximately $ -0- and $1,600,000 as of August 31, 2000 and 1999, respectively.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

         The Company accrues post-retirement benefits other than pensions, during the years that the employee renders the necessary service, of the expected cost of providing those benefits to an employee and the employee's beneficiaries and covered dependents. The Company has elected to amortize the transition obligation of approximately $12,000,000 on a straight-line basis over a 20-year period.

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         Change in Accounting Principle

         Effective September 1, 1998, the Company changed its method of accounting for major maintenance turnarounds and recorded a $4,783,000 credit, net of income taxes of $3,122,000 as the cumulative effect change as of September 1, 1998. Under the new accounting principle, the Company defers the cost of turnarounds when incurred and amortizes the costs to operations on a straight-line basis over the period of benefit. Previously, turnaround costs were estimated and accrued and charged to operations over the period preceding the next scheduled turnaround. The change was due to the increasingly difficult estimation process of determining the accurate costs charged to operations, due in part to the numerous and ever changing environmental rules and regulations. This change enables the Company to more accurately charge costs to production over the period most clearly benefited by the turnaround. As of August 31, 2000, net deferred turnaround costs included in other assets amounted to $4,100,000, net of accumulated amortization of $6,142,000.

         Pro forma amounts assuming the new accounting method is applied retroactively are as follows (in thousands):

                                                      YEAR ENDED AUGUST 31,
                                                              1998
                                                   -----------------------------
                                                   As reported      Proforma
                                                                    adjusted
--------------------------------------------------------------------------------
Loss before income tax benefit and                 $ (12,832)      $ (11,916)
   cumulative effect of accounting change

Net loss before cumulative effect of               $  (7,700)      $  (7,150)
   accounting change
================================================================================


         Segment Disclosures

         Effective in 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("Statement 131"), "Disclosure about Segments of an Enterprise and Related Information." Statement 131 standardizes the way that public companies report information about operating segments in annual and interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 requires segments to be determined based upon how operations are managed and evaluated internally. (See Note 15).

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The accounting for changes in the fair value of a derivative, that is, gains and losses, depends on the intended use of the derivative and its resulting designation.

         Statement 133, as amended, is effective for all transactions entered into after June 15, 2000. Management believes that the adoption of Statement 133 will not have a material effect on the Company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC delayed the required implementation date to the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect the implementation of SAB 101 to have a material effect on its results of operations and financial position.

         Reclassification

         Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the presentation in the current year.

2.       ACCOUNTS RECEIVABLE, NET

         As of August 31, 2000 and 1999, accounts receivable were net of allowance for doubtful accounts of $460,000 and $365,000 respectively.

3.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is summarized as follows:

                                                              AUGUST 31,
                                                   -----------------------------
                                                       2000           1999
--------------------------------------------------------------------------------
                                                          (IN THOUSANDS)
Refinery equipment,
        Including construction-in-progress              $172,947       $169,941
Marketing (i.e. retail outlets)                          101,152        102,905
Transportation                                             7,136          7,049
--------------------------------------------------------------------------------
                                                         281,235        279,895
Less:         Accumulated depreciation                    73,489         66,473
--------------------------------------------------------------------------------
                                                        $207,746       $213,422
================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

4.       ACCRUED LIABILITIES

         Accrued liabilities include the following:

                                                        AUGUST 31,
                                               --------------------------
                                                    2000         1999
-------------------------------------------------------------------------
                                                      (IN THOUSANDS)

Interest                                          $  4,842     $  4,923

Payrolls and benefits                                5,649        6,197

Other                                                2,319        1,254
-------------------------------------------------------------------------

                                                  $ 12,810     $ 12,374
=========================================================================

5.       LEASES

         The Company occupies premises, primarily retail gas stations and convenience stores and office facilities under long-term leases which require minimum annual rents plus, in certain instances, the payment of additional rents based upon sales. The leases generally are renewable for one to three five-year periods.

         As of August 31, 2000 and 1999, capitalized lease obligations, included in long-term debt, amounted to $656,000 and $719,000, respectively, net of current portion of $47,000 and $88,000 respectively. The related assets (retail gas stations and convenience stores) as of August 31, 2000 and 1999 amounted to $502,000 and $550,000 respectively, net of accumulated amortization of $354,000 and $715,000, respectively.

         Lease amortization amounting to $70,000, $72,000, and $85,000 for the years ended August 31, 2000, 1999, and 1998 respectively, is included in depreciation and amortization expense.

         Future minimum lease payments as of August 31, 2000 are summarized as follows:

                                                      CAPITAL        OPERATING
YEAR ENDED AUGUST 31,                                 LEASES           LEASES
------------------------------------------------------------------------------
                                                           (IN THOUSANDS)

2001                                                  $  134           $3,030
2002                                                     112            2,465
2003                                                     114            1,684
2004                                                     118            1,197
2005                                                     121              462
Thereafter                                               972              882
------------------------------------------------------------------------------
              Total minimum lease payments             1,571            9,720
Less:         Minimum sublease rents                      --              142
------------------------------------------------------------------------------
              Net minimum sublease payments            1,571           $9,578
                                                                       ======
Less:         Amount representing interest               915
------------------------------------------------------------
              Present value of net minimum
              lease payments                          $  656
============================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         Net rent expense for operating leases amounted to $3,324,000, $3,386,000 and $3,338,000 for the years ended August 31, 2000, 1999 and 1998 respectively.

6.       CREDIT FACILITY

         In June 1997, the Company negotiated a $35,000,000 secured revolving credit facility (the "Facility") with a syndicate of banks with PNC Bank, N.A. as Agent Bank. The Facility provides for revolving credit loans and for the issuance of letters of credit. During February 2000, the Company renegotiated the Facility to provide for a temporary increase in its revolving credit commitment up to $45,000,000. The temporary commitment increase shall remain in effect through December 31, 2000 at which time it will revert to its prior maximum level of $35,000,000 if not renewed. The Facility expires on June 9, 2002 and is secured by certain qualifying cash accounts, accounts receivable, and inventory, which amounted to $75,207,000 as of August 31, 2000. Until maturity, the Company may borrow, repay and reborrow on an amount not exceeding certain percentages of secured assets. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds rate plus up to .75% for base rate borrowings and the LIBOR rate plus 1.25% to 2.5% for Euro-Rate borrowings, which was 8.62% as of August 31, 2000. As of August 31, 2000 no letters of credit or borrowings were outstanding under the agreement. As of August 31, 1999 no letters of credit and $5,000,000 of borrowings were outstanding. The Company pays a commitment fee of 3/8% per annum on the unused balance of the Facility.

7.       LONG-TERM DEBT

         During June 1997, the Company sold $200,000,000 of 10 3/4% Senior Unsecured Notes due 2007, Series A. Subsequent to this issue, the Company exchanged these notes for its 10 3/4% Senior Unsecured Notes due 2007, Series B. Such notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's subsidiaries (Note 16).

         Both the senior unsecured notes and secured credit facility require that the Company maintain certain minimum levels of tangible net worth, working capital ratios and cash flow and restrict the amount available to distribute dividends. The Company is currently in compliance with its loan covenants.

         A summary of long-term debt is as follows:

                                                                                AUGUST 31,
                                                                     -------------------------------
                                                                         2000               1999
----------------------------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)
Long-term debt:
       10.75% senior unsecured notes due June 9, 2007,
             Series B                                                  $200,000           $200,000
       Other long-term debt                                                 455                454
       Capitalized lease obligations (Note 5)                               656                719
----------------------------------------------------------------------------------------------------
                                                                        201,111            201,173
   Less:     Current installment long-term debt                             150                217
----------------------------------------------------------------------------------------------------
             Total long-term debt, less current installments           $200,961           $200,956
====================================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         The principal amount of long-term debt outstanding as of August 31, 2000, matures as follows:

YEAR ENDED AUGUST 31,
-----------------------------------------------------------------
                                                  (IN THOUSANDS)

2001                                                    $    150

2002                                                         127

2003                                                         110

2004                                                         122

2005                                                          90

Thereafter                                               200,512
-----------------------------------------------------------------

                                                        $201,111
=================================================================

         The following financing costs have been deferred and are being amortized to expense over the term of the related debt:

                                                     AUGUST 31,
                                             ----------------------------
                                                 2000            1999
                                             ----------------------------
                                                   (IN THOUSANDS)
-------------------------------------------------------------------------
Deferred Financing Costs                          8,390           8,340
Less:  Accumulated Amortization                   2,893           1,970
-------------------------------------------------------------------------
                                               $  5,497        $  6,370
=========================================================================



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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         Net periodic pension cost and post-retirement healthcare benefit cost consist of the following components for the years ended August 31, 2000, 1999, and 1998:

                                                         PENSION BENEFITS                   OTHER POST-RETIREMENT BENEFITS
                                                ------------------------------------      ------------------------------------
                                                  2000          1999          1998          2000         1999           1998
------------------------------------------------------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
Service cost                                    $ 1,487       $ 1,430       $ 1,381       $   747       $   689       $   620
Interest cost on benefit obligation               2,149         2,014         1,897         1,064           931           892
Expected return on plan assets                   (2,762)       (2,315)       (1,921)           --            --            --
Amortization of transition obligation               140           140           140           597           597           597
Amortization and deferrals                         (252)         (121)         (175)         (124)         (179)         (211)
------------------------------------------------------------------------------------------------------------------------------

Net periodic benefit cost                       $   762       $ 1,148       $ 1,322       $ 2,284       $ 2,038       $ 1,898
==============================================================================================================================


         The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended August 31, 2000 and 1999:

                                                                                                    OTHER
                                                                                               POST-RETIREMENT
                                                               PENSION BENEFITS                    BENEFITS
                                                           -------------------------       -------------------------
                                                             2000            1999            2000            1999
--------------------------------------------------------------------------------------------------------------------
                                                                               (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation @ beginning of year                     $ 29,975        $ 25,079        $ 13,796        $ 12,450
    Service cost                                              1,487           1,430             747             689
    Interest cost                                             2,149           2,014           1,064             931
    Actuarial (gains) losses                                   (955)          2,434           1,027             195
    Benefits paid                                              (777)           (982)           (908)           (469)
--------------------------------------------------------------------------------------------------------------------
Benefit obligation @ end of year                             31,879          29,975          15,726          13,796
--------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
Fair values of plan assets @ beginning of year               30,150          24,965              --              --
    Actual return on plan assets                              5,082           5,059              --              --
    Company contributions                                       936           1,108             908             469
    Benefits paid                                              (777)           (982)           (908)           (469)
--------------------------------------------------------------------------------------------------------------------
Fair values of plan assets @ end of year                     35,391          30,150              --              --
--------------------------------------------------------------------------------------------------------------------
Funded status                                                (3,512)           (175)         15,726          13,796
    Unrecognized actuarial gains                             10,181           7,233           3,152           4,303
    Unrecognized prior service cost                            (768)           (844)             --              --
    Unrecognized transition obligation                       (1,051)         (1,190)         (7,758)         (8,355)
--------------------------------------------------------------------------------------------------------------------
Accrued benefit cost                                       $  4,850        $  5,024        $ 11,120        $  9,744
====================================================================================================================
WEIGHTED AVERAGE ASSUMPTIONS:
    Discount rate                                              7.5%            7.5%            7.5%            7.5%
                                                                                           =========================
    Expected return on plan assets                             9.0%            9.0%
    Rate of compensation increase                         3.0%-4.5%       3.0%-4.5%
                                                          =========================

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 6.8% and 5%, respectively for 2000; the rates were assumed to decrease gradually to 5% for both medical and dental benefits until 2007 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1 percentage point change in the assumed healthcare cost trend rate would have the following effects:

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                                                 1% POINT       1% POINT
                                                                 INCREASE       DECREASE
                                                                 --------       --------

Effect on total of service and interest cost components          $  338          $  (312)
Effect on post-retirement benefit obligation                      2,654           (2,483)

         The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company's contributions to these plans amounted to $607,000, $576,000 and $548,000 for the years ended August 31, 2000, 1999 and 1998, respectively.

   9.    INCOME TAXES

         Income tax expense (benefit) consists of:

                                         YEAR ENDED AUGUST 31,
                               -------------------------------------
                                  2000         1999        1998
--------------------------------------------------------------------
                                            (IN THOUSANDS)

Federal:
          Current                 $ 1,525   $   (185)     $   (600)
          Deferred                  3,743       (668)       (2,971)
--------------------------------------------------------------------
                                    5,268       (853)       (3,571)
--------------------------------------------------------------------
State:
          Current                     805         (9)          281
          Deferred                    755       (144)       (1,842)
--------------------------------------------------------------------
                                    1,560       (153)       (1,561)
--------------------------------------------------------------------
                                  $ 6,828   $ (1,006)     $ (5,132)
====================================================================

         Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income
(loss) before income tax expense (benefit) and cumulative effect of accounting change is as follows:

                                                                                    YEAR ENDED AUGUST 31,
                                                                        -----------------------------------------
                                                                            2000          1999         1998
-----------------------------------------------------------------------------------------------------------------
                                                                                     (IN THOUSANDS)

U. S. federal income taxes at the statutory rate of 34%                      $ 4,595     $  (886)     $ (4,363)
State income taxes, net of Federal benefit                                     1,118        (172)         (664)
Federal income tax audit                                                         966           -             -
Reduction of taxes provided in prior year                                          -           -           (51)
Nondeductible expenses                                                           170          16           174
Other                                                                            (21)         36          (228)
-----------------------------------------------------------------------------------------------------------------
              Income tax attributable to income (loss) before
              income tax expense (benefit) and cumulative effect
              of accounting change                                           $ 6,828    $ (1,006)     $ (5,132)
=================================================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         Deferred income tax liabilities (assets) are comprised of the following:

                                                                   AUGUST 31,
                                                          -----------------------------
                                                              2000            1999
---------------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)
Current deferred income tax liabilities (assets):
    Inventory valuation                                       $ 6,536        $ 2,610
    Accounts receivable allowance                                 (85)          (141)
    Accrued liabilities                                          (872)        (1,775)
    Other                                                          (8)           (33)
---------------------------------------------------------------------------------------
                                                                5,571            661
---------------------------------------------------------------------------------------
Deferred income tax liabilities:
    Property, plant and equipment                              29,373         29,898
    Accrued liabilities                                        (7,492)        (6,725)
    Tax credits and carryforwards                              (6,181)        (7,146)
    State net operating loss carryforwards                     (3,287)        (3,437)
    Valuation allowance                                           644            854
    Other                                                          46             71
---------------------------------------------------------------------------------------
                                                               13,103         13,515
---------------------------------------------------------------------------------------
Net deferred income tax liability                            $ 18,674       $ 14,176
=======================================================================================


         The Company's results of operations are included in the consolidated Federal tax return of the Parent. The Company has a net operating loss for regular tax purposes of $8,400,000 which will expire after 2018. For financial reporting purposes, valuation allowances of $644,000 and $854,000 at August 31, 2000 and 1999 were recognized for state net operating loss carryforwards not anticipated to be realized before expiration.

         The Tax Reform Act of 1986 created a separate parallel tax system called the Alternative Minimum Tax ("AMT") system. AMT is calculated separately from the regular U.S. Federal income tax and is based on a flat rate of 20% applied to a broader tax base. The higher of the two taxes is paid. The excess AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities in excess of AMT liabilities of future years. The Company generated AMT credits in prior years of approximately $3,000,000 that is available to offset the regular tax liability in the future years.

10.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

         The carrying amount of cash and cash equivalents, trade accounts receivable and current liabilities approximate fair value because of the short maturity of these instruments.

         The fair value of long-term debt (Note 7) was determined using the fair market value of the individual debt instruments. As of August 31, 2000, the carrying amount and estimated fair value of these debt instruments approximated $201,111,000 and $126,893,000, respectively.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

11.      CONTINGENCIES

         In addition to the environmental matters discussed in Note 13, the Company is a defendant in various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated financial position of the Company.

12.      TRANSACTIONS WITH AFFILIATED COMPANIES

         The Company paid a service fee relating to certain costs incurred by its Parent for the Company's New York office. During the years ended August 31, 2000, 1999 and 1998, such fees amounted to approximately $1,000,000, $995,000 and $980,000 respectively.

         An affiliate of the Company leases eight retail gas station and convenience stores to the Company under various operating leases which all expire in 2001. Rent expense relating to these leases was $248,000 for the year ended August 31, 2000 and $264,000 for each of the years ended August 31, 1999 and 1998.

13.      ENVIRONMENTAL MATTERS

         The Company is subject to federal, state and local laws and regulations relating to pollution and protection of the environment such as those governing releases of certain materials into the environment and the storage, treatment transportation, disposal and clean-up of wastes, including, but not limited to, the Federal Clean Water Act, as amended, the Resource Conservation and Recovery Act of 1976, as amended, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and analogous state and local laws and regulations.

         The Company entered into a Consent Order and Agreement (the "Agreement") with the Pennsylvania Department of Environmental Protection ("DEP") on July 31, 2000. The Agreement resolves certain claims arising out of discharges from the Company's Industrial Wastewater Treatment Plant ("IWTP) as well as other sources. The Agreement covers all discharges between approximately September 24, 1997 and May 4, 2000 alleged by DEP to be in violation of applicable law, regulation and permits issued to the Company. The Agreement requires the Company to pay a civil money penalty in the amount of $70,000, revise its PPC Plan and waste sampling procedures and evaluate and upgrade certain physical components associated with the Company's Warren, Pennsylvania refining facility. Failure by the Company to comply with the Agreement carries a $250 per day stipulated civil penalty. The Company believes it has complied in all respects with the ongoing requirements of the Agreement and that compliance with the Agreement will not have a material adverse effect upon the operations or consolidated financial position of the Company.

         Due to the nature of the Company's business, the Company is and will continue to be subject to various environmental claims, legal actions and complaints. The Company is unable to determine the aggregate effect of the claims asserted by the United States Environmental Protection Agency pursuant to certain Notices of Violation and an Administrative Order or the effect of Methyl Tertiary Butyl Ether ("MTBE")-related litigation upon its operations or consolidated financial condition until the scope of the claims is fully known. In the opinion of management, all other current matters are without merit or are of such kind or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated financial position or operations of the Company.

         Management of the Company believes that remediation and related environmental costs incurred during the normal course of business are not expected to be material.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

14.      OTHER LIABILITIES

         During 1994, the Company incurred a loss of $1,598,000 in connection with the settlement of a claim dating back to a period prior to the acquisition by the Parent (Note 1). The related settlement amount of $2,300,000 ($1,598,000 after being discounted at 13% per annum) is payable in quarterly installments of $125,000 commencing on January 13, 1995, and continuing to October 13, 1998, at which time annual payments of $160,000 will be required until the remaining outstanding balance is liquidated on October 13, 2002. The outstanding balance as of August 31, 2000 and 1999 was $373,000 and $468,000 respectively.

         The undiscounted amounts due as of August 31, 2000 are as follows:

YEAR ENDED AUGUST 31,
-----------------------------------------------------------
                                             (IN THOUSANDS)
             2001                                 $ 160
             2002                                   160
             2003                                   160
-----------------------------------------------------------
                                                  $ 480
===========================================================

15.      SEGMENTS OF BUSINESS

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                                                          YEAR ENDED AUGUST 31,
                                         ------------------------------------------------------
                                              2000                1999                  1998
-----------------------------------------------------------------------------------------------
                                                              (IN THOUSANDS)

Net Sales
      Retail                             $  588,398            $  438,235            $  435,473
      Wholesale                             531,417               319,969               324,052
                                         ------------------------------------------------------
                                         $1,119,815            $  758,204            $  759,525
                                         ======================================================
Intersegment Sales
      Wholesale                          $  264,698            $  142,039            $  156,959
                                         ======================================================

Operating income
      Retail                             $    2,040            $    4,889            $    1,987
      Wholesale                              36,969                14,416                 6,255
                                         ------------------------------------------------------
                                         $   39,009            $   19,305            $    8,242
                                         ======================================================
Total Assets
      Retail                             $  108,925            $  113,599            $   95,654
      Wholesale                             231,443               235,641               246,925
                                         ------------------------------------------------------
                                         $  340,368            $  349,240            $  342,579
                                         ======================================================
Depreciation and Amortization
      Retail                             $    2,938            $    2,310            $    1,957
      Wholesale                               7,230                 6,732                 6,363
                                         ------------------------------------------------------
                                         $   10,168            $    9,042            $    8,320
                                         ======================================================
Capital Expenditures
      Retail                             $    1,455            $   18,698            $   16,880
      Wholesale                               4,445                 7,526                16,636
                                         ------------------------------------------------------
                                         $    5,900            $   26,224            $   33,516
                                         ======================================================


         During FYE 2000, the Company changed its methodology for allocating administrative overhead and its accounting classification of commission income resulting in the reclassification of prior period data.

16.      SUBSIDIARY GUARANTORS

        Summarized financial information for the Company's wholly-owned subsidiary guarantors (Note 7) is as follows:

                                                     AUGUST 31,
                                             ----------------------------
                                                2000            1999
-------------------------------------------------------------------------
                                                    (IN THOUSANDS)

Current Assets                                 $ 45,304       $ 45,027
Noncurrent Assets                                85,443         88,431
Current Liabilities                             127,180        125,789
Noncurrent Liabilities                            9,300         10,312
=========================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                                             YEAR ENDED AUGUST 31,
                               --------------------------------------------------
                               2000                  1999                  1998
---------------------------------------------------------------------------------
                                                (IN THOUSANDS)

Net Sales                   $ 593,535             $ 443,786            $ 440,465
Gross Profit                   73,509                73,624               67,059
Operating Income                3,679                 6,822                2,434
Net loss                       (3,090)                  556               (2,133)
=================================================================================


         Separate financial statements of the wholly-owned subsidiary guarantors are not presented because management believes they would not be meaningful to investors.

17.      QUARTERLY FINANCIAL DATA (UNAUDITED)

================================================================================
                                                                     INCOME
                                                                  (LOSS) BEFORE
                                                  GROSS            CUMULATIVE
                                   NET SALES      PROFIT          EFFECT CHANGE
--------------------------------------------------------------------------------
                                              (IN THOUSANDS)
                  2000

First Quarter                      $ 245,268     $ 28,273          $     65
Second Quarter                       250,927       29,355               206
Third Quarter                        277,022       32,205             1,851
Fourth Quarter                       346,598       39,734             4,563

                  1999

First Quarter                      $ 187,306     $ 25,423          $   (450)
Second Quarter                       144,854       17,146            (6,435)
Third Quarter                        185,566       33,098             4,214
Fourth Quarter                       240,478       30,167             1,072
================================================================================


         In the fourth quarter of 2000, the Company revised its accounting classification of commission income, resulting in the reclassification of prior quarterly data presented in the above table.

18.      SUBSEQUENT EVENT

         On September 29, 2000, the Company sold 42 retail units to an affiliate for the sum of $23,870,000 subject to closing apportionments and adjustments. Net revenues for these 42 retail units for the fiscal year ended August 31, 2000 were approximately $92 million. The Company has invested the proceeds of this sale in short-term investments and has not made a final commitment on the use of the restricted proceeds. Concurrent with the asset sale, the Company entered into a management agreement with an affiliate to operate and manage the retail units.

         On November 9, 2000, a subsidiary of United Refining Company submitted a written proposal to the board of Getty Petroleum Marketing, Inc. ("Getty") for the purchase of its approximately 14 million outstanding shares of common stock. The proposal indicated that the United subsidiary would be willing and fully prepared to pay $5.75 per share for all of the outstanding shares. The Company has received a preliminary financing commitment from a financial institution and is prepared to make an equity investment of up to $30 million should the transaction be consummated. If not accepted prior thereto, this proposal will expire on December 8, 2000. To date there is one other bidder for Getty. There is no assurance that the Company offer will be accepted by Getty or if accepted, the transaction will be consummated. Getty markets gasoline and petroleum products to approximately 1,300 branded locations in thirteen Northeastern and Middle-Atlantic states. Getty is also a marketer of heating oil in the New York Mid-Hudson Valley and is a wholesale distributor of a variety of petroleum products through the East Coast petroleum storage and distribution network.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of November 29, 2000 with respect to all directors and executive officers of the Company.

                                      DIRECTOR
           NAME              AGE       SINCE           POSITION        PRINCIPAL OCCUPATION FOR THE PAST 5 YEARS
           ----              ---       -----           --------        -----------------------------------------

John A. Catsimatidis           52       1986       Chairman of the     Chairman of the Board, Chief Executive Officer and
                                                     Board, Chief      President of Red Apple Group, Inc. (a holding company
                                                      Executive        for certain businesses, including the Company and
                                                       Officer,        corporations which operate supermarkets in New York);
                                                       Director        Chief Executive Officer and Director of Gristede's Foods,
                                                                       Inc., a public company whose common stock is listed on the
                                                                       American Stock Exchange and operates supermarkets in New
                                                                       York; a director of News Communications, Inc., a public
                                                                       company whose stock is traded over-the-counter and Fonda
                                                                       Paper Company, Inc., a privately held company.

Myron L. Turfitt               48       1988       President, Chief    President and Chief Operating Officer of the Company
                                                      Operating        since September 1996. From June 1987 to September
                                                       Officer,        1996 he was Chief Financial Officer and Executive
                                                       Director        Vice President of the Company.

Thomas C. Covert               66       1988        Vice Chairman      Vice Chairman of the Company since September 1996.
                                                     And Director      From December 1987 to September 1996 he was Executive
                                                                       Vice President and Chief Operating Officer of the Company.

Ashton L. Ditka                59        --          Senior Vice       Senior Vice President - Marketing of the Company since
                                                     President -       July 1990.
                                                      Marketing

                                     Director
           Name               Age      Since         Position       Principal Occupation for the Past 5 Years
           ----               ---      -----         --------       -----------------------------------------

Thomas E. Skarada              58       ---      Vice President -   Vice President - Refining of the Company since
                                                     Refining       February 1996. From September 1994 to February 1996
                                                                    he was Assistant Vice President - Refining.

Frederick J. Martin, Jr.       46       ---      Vice President -   Vice President - Supply and Transportation of the
                                                    Supply and      Company since February 1993.
                                                 Transportation

James E. Murphy                55       ---       Vice President    Chief Financial Officer of the Company since January
                                                    and Chief       1997. He was Vice President - Finance from April
                                                    Financial       1995 to December 1996.
                                                     Officer

John R. Wagner                 41       ---      Vice President,    Vice President, General Counsel and Secretary of
                                                     General        the Company since August 1997. Prior to joining
                                                   Counsel and      the Company, Mr. Wagner served as Counsel to
                                                    Secretary       Dollar  Bank, F.S.B. from 1988 until assuming his
                                                                    current position.

Dennis E. Bee, Jr.             58       ---         Treasurer       Treasurer of the Company since May 1988.

Martin R. Bring                57       1988         Director       A member of the law firm of Wolf, Block, Schorr and
                                                                    Solis-Cohen, LLP, New York since 1978. He also serves
                                                                    as a Director of Gristede's Foods, Inc., a
                                                                    supermarket chain.

Evan Evans                     74       1997         Director       Chairman of Holvan Properties, Inc., a privately
                                                                    owned petroleum industry consulting firm since 1983.
                                                                    He is also a director of U.S. Energy Systems, Inc., a
                                                                    public company whose common stock is quoted on the
                                                                    Nasdaq SmallCap Market, and of Alexander-Allen, Inc.,
                                                                    a privately owned company which owns a refinery in
                                                                    Alabama which is currently shutdown. He has been a
                                                                    director of both of these companies since 1994.

Kishore Lall                   53       1997         Director       Director of Gristede's Foods, Inc., since October
                                                                    1997. Consultant to Red Apple Group Inc. from January
                                                                    1997 to October 1997. Private investor from June 1994
                                                                    to December 1996.

                                     Director
           Name               Age      Since         Position       Principal Occupation for the Past 5 Years
           ----               ---      -----         --------       -----------------------------------------

Douglas Lemmonds               53       1997         Director       Independent consultant since August of 1999. Prior to becoming a consultant, he was Managing Director and the Chief Operating
                                                                    Officer, Private Banking-Americas of the Deutsche Bank Group
                                                                    from May 1996. From June 1991 to May 1996 Mr. Lemmonds was the
                                                                    Regional Director of Private Banking of the Northeast Regional
                                                                    Office of the Bank of America and from August 1973 to June 1991 he held various other positions with Bank of America.

Andrew Maloney                 68       1997          Director      Counsel to Kramer Levin Naftalis & Frankel, LLP in New York
                                                                    since April 1998. Partner of Brown & Wood LLP, a New York law
                                                                    firm, from December 1992 to April 1998. From June 1986 to
                                                                    December 1992 he was the United States Attorney for the Eastern
                                                                    District of New York.

Dennis Mehiel                  57       1997          Director      Chairman and Chief Executive Officer of The Fonda Group, Inc.,
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




SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Not Applicable

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth for the three fiscal years ended August 31, 1998, 1999 and 2000 the compensation paid by the Company to its Chairman of the Board and Chief Executive Officer and each of the four other executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended August 31, 2000.


                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------
                                                            OTHER ANNUAL      OTHER
                                     ANNUAL COMPENSATION    COMPENSATION   COMPENSATION
NAME & PRINCIPAL POSITION     YEAR   SALARY($)   BONUS($)      ($)(1)         ($)(2)
-------------------------     ----   ---------   --------      ------         ------
John A. Catsimanois           2000   $360,000    $225,000      $ --           $9,056
  Chairman of the Board &     1999    360,000     290,000        --            8,488
  Chief Executive Officer     1998    360,000     265,000        --            8,052

Myron L. Turfitt              2000   $235,000    $190,000      $5,107         $6,257
  President &                 1999    235,000     225,000       4,780          6,796
  Chief Operating Officer     1998    235,000     200,000       5,325          6,932

Ashton L. Ditka               2000   $142,100    $  7,000      $2,464         $7,427
  Senior Vice President       1999    140,000      20,000       2,712          7,427
  Marketing                   1998    140,000      11,200       2,985          7,214

Thomas E. Skarada             2000   $112,750    $  5,500      $6,647         $5,893
  Vice President              1999    110,000      20,000       6,750          5,893
  Refining                    1998    110,000       8,000       6,781          5,490

Frederick J. Martin, Jr.      2000   $101,550    $  5,000      $4,151         $4,213
  Vice President              1999    100,000       8,000       5,564          4,042
  Supply & Transportation     1998    100,000       8,000       4,915          4,036

[FN]
(1)  AMOUNTS INCLUDE AUTOMOBILE ALLOWANCES.
(2) AMOUNTS INCLUDE COMPANY MATCHING CONTRIBUTIONS UNDER THE COMPANY'S 401(K) INCENTIVE SAVINGS PLAN AND HEALTH AND TERM LIFE INSURANCE BENEFITS.

PENSION PLAN

         The Company maintains a defined benefit pension plan for eligible employees. The following table shows estimated annual benefits payable upon retirement in specified compensation categories and years of service classifications.

PENSION PLAN TABLE

                                                                         YEARS OF SERVICE
                                                                         ----------------
AVERAGE EARNINGS                          15                  20                25                  30                 35
----------------

$100,000                               $15,892              $21,190           $26,488             $31,785           $37,082
$125,000                                20,580               27,440            34,300              41,160            48,020
$150,000                                25,267               33,690            42,113              50,535            58,958
$160,000 or more                        27,142               35,990            45,238              54,285            63,333


         The benefit formula is based on the average earnings of the participant for the three years in which such participant's earnings were the highest. Earnings include salary and bonus up to a maximum of $160,000 per year. Benefits are calculated by multiplying the sum of (a) 1% of average earnings up to the Social Security compensation base, plus (b) 1.25% of average earnings in excess of the Social Security compensation base, by (c) the number of years of service. Payments of retirement benefits are not reduced by any Social Security benefits received by the participant. The Social Security compensation base for 2000 is $76,200.

         Assuming that the following officers continue to be employed by the Company until they reach age 65, their credited years of service will be as follows:

                                                     CURRENT YEARS                        YEARS OF SERVICE
          NAME OF INDIVIDUAL                          OF SERVICE                              AT AGE 65
          ------------------                          ----------                              ---------

John A. Catsimatidis                                      14                                     27
Myron L. Turfitt                                          22                                     39
Ashton L. Ditka                                           24                                     30
Thomas E. Skarada                                          7                                     14
Frederick J. Martin Jr.                                   20                                     39



                            COMPENSATION OF DIRECTORS

         Non-officer directors receive a stipend of $15,000 per year and $1,000 for each meeting attended.

EMPLOYMENT AND CONSULTING AGREEMENTS

         Thomas C. Covert entered into a consulting agreement with the Company, the initial term of which commenced on September 1, 1996 and expired on August 31, 1998. The Agreement provided that its term shall be extended for two additional one year periods unless the Company or Mr. Covert gives written notice of cancellation to the other party within specified time periods. Under such provision the term of the Agreement had been extended to August 31, 2000. Under the agreement Mr. Covert was obligated to render services to the Company on a limited time basis of between 30-40 hours per month in such capacities as the Board of Directors of the Company may designate. Under the agreement the Company had agreed to pay Mr. Covert $170 per hour for services rendered, but in no event less than $6,800 per month for each month during the term of the agreement. The agreement expired on August 31, 2000 and was not renewed.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding ownership of Common Stock on November 29, 2000 by: (i) each stockholder known to the Company to own beneficially, directly or indirectly, more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; and
(iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investing power with respect to the shares indicated.

       Name and Address of
        Beneficial Owner             Number of Shares         Percent of Class

John Catsimatidis
823 Eleventh Avenue                         100                     100%
New York, NY  10019

All officers and directors                  100                     100%
as a group (15 persons)


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company paid a service fee relating to certain costs incurred by its indirect parent, Red Apple Group, Inc., ("RAG"), for the Company's New York office for fiscal 2000 amounting to approximately $1,000,000. Pursuant to a Servicing Agreement entered into between the Company and RAG in June 1997, the Company will pay up to a $1,000,000 per year fee relating to these costs. The term of the Servicing Agreement expired on June 9, 2000, but the term shall be automatically extended for periods of one year if neither party gives notice of termination of the Servicing Agreement prior to the expiration of the then current term.

         As of August 31, 2000, United Refining, Inc., the parent of the Company and indirectly owned by John A. Catsimatidis, was leasing to the Company eight retail units. The term of each lease expires on April 1, 2001. The annual rentals payable under the leases aggregate $248,000, which the Company believes are market rates. As of the date hereof, the Company was current on all rent obligations under such leases.

         RAG files a consolidated tax return with affiliated entities, including the Company. Commencing in June 1997, RAG, the Company and certain of their affiliates entered into a tax sharing agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement the parties established a method for allocating the consolidated federal income tax liability and combined state tax liability of the RAG affiliated group among its members; for reimbursing RAG for payment of such tax liability; for compensating any member for use of its net operating loss or tax credits in arriving at such tax liability; and to provide for the allocation and payment of any refund arising from a carryback of net operating loss or tax credits from subsequent taxable years. Pursuant to the tax sharing agreement included in prepaid expenses and other assets are amounts due from the Parent of approximately $0 and $1,600,000 as of August 31, 2000 and 1999, respectively.

         During fiscal 2000, the Company made payments for services rendered to it by Wolf, Block, Schorr and Solis-Cohen, LLP, ("WBS&S-C"), a law firm of which Martin R. Bring, a director of the Company, is a member. The Company believes that the fees paid to WBS&S-C for legal services are comparable to fees it would pay to a law firm for similar services, none of whose members are officers, directors or principal stockholders of the Company.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

  10.17 Waiver and Amendment to Credit Agreement dated as of April 13, 1999 by and among URC, URCP, KPC and the banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to
             Exhibit 10.17 of Registrant's Annual Report on Form 10K for fiscal year ended August 31, 1999.

  10.18 Amendment to Credit Agreement dated as of February 4, 2000 by and among URC, URCP, KPC and the banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to
             Exhibit 10.18 of Registrant's Quarterly Report on Form 10Q for fiscal quarter ended February 28, 2000.

  10.19 Waiver and Amendment to Credit Agreement dated as of September 29, 2000 by and among URC, URCP, KPC and the banks party thereto and PNC Bank, National Association, as Agent.*

  21.1       Subsidiaries of the Registrants. Incorporated by reference to
             Exhibit 21.1 to the Registration Statement.

  27.1 Financial data schedule for the twelve months ended August 31, 2000.*

  (b)        Reports on Form 8-K

                NONE

* Filed herewith

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholder of United Refining Company

         The audits referred to in our report dated October 31, 2000 relating to the consolidated financial statements of United Refining Company and Subsidiaries included the audits of the financial statement Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended August 31, 2000. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

         In our opinion, such financial statement Schedule - Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.

/s/   BDO SEIDMAN, LLP


New York, New York
October 31, 2000

                    UNITED REFINING COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                               Balance at      Charged to
                                              Beginning of      Costs and                        Balance at End
              Description                        Period          Expenses        Deductions        Of Period
--------------------------------------        ------------      ----------       ----------      --------------

Year ended August 31, 1998:
     Reserves and allowances deducted
     from asset accounts:
     Allowance for uncollectible
     Accounts                                    $ 511            $ 258            $(364)            $ 405
                                                 =====            =====            =====             =====

Year ended August 31, 1999:
     Reserves and allowances deducted
     from asset accounts:
     Allowance for uncollectible
     Accounts                                    $ 405            $ 195            $(235)            $ 365
                                                 =====            =====            =====             =====

Year ended August 31, 2000:
     Reserves and allowances deducted
     from asset accounts:
     Allowance for uncollectible
     Accounts                                    $ 365            $ 697            $(602)            $ 460
                                                 =====            =====            =====             =====

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED REFINING COMPANY

Dated:  November 29, 2000              By:    /s/   Myron L. Turfitt
                                           -------------------------------------
                                                    Myron L. Turfitt
                                                    President and Chief
                                                    Operating Officer

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                           DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                  November 29, 2000
-------------------------------
John A. Catsimatidis

                                        President, Chief Operating Officer
/s/ Myron L. Turfitt                    and Director                                    November 29, 2000
-------------------------------
Myron L. Turfitt

/s/ Thomas C. Covert                    Vice Chairman and Director                      November 29, 2000
-------------------------------
Thomas C. Covert

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                        November 29, 2000
James E. Murphy

/s/ Martin R. Bring                     Director                                        November 29, 2000
-------------------------------
Martin R. Bring

/s/ Evan Evans                          Director                                        November 29, 2000
-------------------------------
Evan Evans

/s/ Kishore Lall                        Director                                        November 29, 2000
-------------------------------
Kishore Lall

/s/ Douglas Lemmonds                    Director                                        November 29, 2000
-------------------------------
Douglas Lemmonds

/s/ Andrew Maloney                      Director                                        November 29, 2000
-------------------------------
Andrew Maloney

/s/ Dennis Mehiel                       Director                                        November 29, 2000
-------------------------------
Dennis Mehiel

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNITED REFINING COMPANY OF
                                     PENNSYLVANIA

Dated:  November 29, 2000            By:    /s/   Myron L. Turfitt
                                         ---------------------------------------
                                                  Myron L. Turfitt
                                                  President and Chief Operating
                                                  Officer

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                           DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                  November 29, 2000
-------------------------------
John A. Catsimatidis

/s/ Myron L. Turfitt                    President, Chief Operating Officer              November 29, 2000
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                        November 29, 2000
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KIANTONE PIPELINE CORPORATION

Dated:  November 29, 2000           By:    /s/   Myron L. Turfitt
                                        ----------------------------------------
                                                 Myron L. Turfitt
                                                 President and Chief Operating
                                                 Officer

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                           DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                  November 29, 2000
-------------------------------
John A. Catsimatidis

                                        President, Chief Operating Officer
/s/ Myron L. Turfitt                    and Director                                    November 29, 2000
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                        November 29, 2000
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KIANTONE PIPELINE COMPANY

Dated:  November 29, 2000            By:    /s/   Myron L. Turfitt
                                         ---------------------------------------
                                                  Myron L. Turfitt
                                                  Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                           DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                  November 29, 2000
-------------------------------
John A. Catsimatidis

/s/ Myron L. Turfitt                    Executive Vice President                        November 29, 2000
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                        November 29, 2000
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED JET CENTER, INC.

Dated:  November 29, 2000              By:    /s/   Myron L. Turfitt
                                           -------------------------------------
                                                    Myron L. Turfitt
                                                    Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                           DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                  November 29, 2000
-------------------------------
John A. Catsimatidis

/s/ Myron L. Turfitt                    Executive Vice President                        November 29, 2000
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                        November 29, 2000
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VULCAN ASPHALT REFINING
                                     CORPORATION

Dated:  November 29, 2000            By:    /s/   Myron L. Turfitt
                                         ---------------------------------------
                                                  Myron L. Turfitt
                                                  Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                           DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                  November 29, 2000
-------------------------------
John A. Catsimatidis

/s/ Myron L. Turfitt                    Executive Vice President                        November 29, 2000
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                        November 29, 2000
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KWIK-FIL, INC.

Dated:  November 29, 2000              By:    /s/   Myron L. Turfitt
                                           -------------------------------------
                                                    Myron L. Turfitt
                                                    Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                           DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                  November 29, 2000
-------------------------------
John A. Catsimatidis

/s/ Myron L. Turfitt                    Executive Vice President                        November 29, 2000
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                        November 29, 2000
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KWIK-FILL, INC.

Dated:  November 29, 2000                By:    /s/   Myron L. Turfitt
                                             -----------------------------------
                                                      Myron L. Turfitt
                                                      Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                           DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                  November 29, 2000
-------------------------------
John A. Catsimatidis

/s/ Myron L. Turfitt                    Executive Vice President                        November 29, 2000
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                        November 29, 2000
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INDEPENDENT GASOLINE & OIL
                                      COMPANY OF ROCHESTER, INC.

Dated:  November 29, 2000             By:    /s/   Myron L. Turfitt
                                          --------------------------------------
                                                   Myron L. Turfitt
                                                   Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                           DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                  November 29, 2000
-------------------------------
John A. Catsimatidis

/s/ Myron L. Turfitt                    Executive Vice President                        November 29, 2000
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                        November 29, 2000
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BELL OIL CORP.

Dated:  November 29, 2000               By:    /s/   Myron L. Turfitt
                                            ---------------------------------
                                                     Myron L. Turfitt
                                                     Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                           DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                  November 29, 2000
-------------------------------
John A. Catsimatidis

/s/ Myron L. Turfitt                    Executive Vice President                        November 29, 2000
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                        November 29, 2000
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PPC, INC.

Dated:  November 29, 2000                By:    /s/   Myron L. Turfitt
                                             ---------------------------------
                                                      Myron L. Turfitt
                                                      Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                           DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                  November 29, 2000
-------------------------------
John A. Catsimatidis

/s/ Myron L. Turfitt                    Executive Vice President                        November 29, 2000
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                        November 29, 2000
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUPER TEST PETROLEUM, INC.

Dated:  November 29, 2000                 By:    /s/   Myron L. Turfitt
                                              ----------------------------------
                                                       Myron L. Turfitt
                                                       Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                           DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                  November 29, 2000
-------------------------------
John A. Catsimatidis

/s/ Myron L. Turfitt                    Executive Vice President                        November 29, 2000
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                        November 29, 2000
James E. Murphy

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Corporation during the fiscal year ended August 31, 2000.

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

  10.17 Waiver and Amendment to Credit Agreement dated as of April 13, 1999 by and among URC, URCP, KPC and the banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to
             Exhibit 10.17 of Registrant's Annual Report on Form 10K for fiscal year ended August 31, 1999.

  10.18 Amendment to Credit Agreement dated as of February 4, 2000 by and among URC, URCP, KPC and the banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to
             Exhibit 10.18 of Registrant's Quarterly Report on Form 10Q for fiscal quarter ended February 28, 2000.

  10.19 Waiver and Amendment to Credit Agreement dated as of September 29, 2000 by and among URC, URCP, KPC and the banks party thereto and PNC Bank, National Association, as Agent.*

  21.1       Subsidiaries of the Registrants. Incorporated by reference to
             Exhibit 21.1 to the Registration Statement.

  27.1 Financial data schedule for the twelve months ended August 31, 2000.*

  (c)        Reports on Form 8-K

                NONE

* Filed herewith