Form 10-Q
period 2000-11-30
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2001-01-16
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


  (Mark One)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended November 30, 2000

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

                          Commission File No. 333-35083

                             UNITED REFINING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   25-1411751
-------------------------------                     ------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

15 Bradley Street
Warren, Pennsylvania                                      16365
--------------------                                    ----------
(address of principal                                   (Zip Code)
executive office)

Registrant's telephone number, including area code         814-726-4674
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

Number of shares outstanding of Registrant's Common Stock as of January 16, 2001: 100.

--------------------------------------------------------------------------------
                         TABLE OF ADDITIONAL REGISTRANTS
--------------------------------------------------------------------------------

-------------------------------------- ----------------------- ----------------------- ------------------- -------------------
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
-------------------------------------- ----------------------- ----------------------- ------------------- -------------------

PART I.    FINANCIAL INFORMATION                                                         PAGE(S)
--------------------------------
         Item 1.    Financial Statements

                    Consolidated Balance Sheets -
                    November 30, 2000 and August 31, 2000                                     4

                    Consolidated Statements of Operations -
                    Quarters Ended November 30, 2000 and 1999                                 5

                    Consolidated Statements of Cash Flows -
                    Quarters Ended November 30, 2000 and 1999                                 6

                    Notes to Consolidated Financial Statements                             7-11

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                         12-15

PART II.    OTHER INFORMATION                                                                16
-----------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

=======================================================================================================================
                                                                                NOVEMBER 30,
                                                                                    2000                AUGUST 31,
                                                                                 (UNAUDITED)               2000
-----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
    Cash and cash equivalents                                                        $ 30,108               $  7,430
    Accounts receivable, net                                                           40,442                 44,304
    Inventories                                                                        91,319                 61,894
    Prepaid expenses and other assets                                                  13,052                  8,877
-----------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                         174,921                122,505
PROPERTY, PLANT AND EQUIPMENT, NET                                                    191,955                207,746
DEFERRED FINANCING COSTS                                                                5,260                  5,497
OTHER ASSETS                                                                            5,912                  4,620
-----------------------------------------------------------------------------------------------------------------------
                                                                                     $378,048               $340,368
=======================================================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT:
    Current installments of long-term debt                                                152                    150
    Accounts payable                                                                   40,910                 18,434
    Income taxes payable                                                                1,264                    538
    Accrued liabilities                                                                18,619                 12,810
    Sales, use and fuel taxes payable                                                  14,355                 15,809
    Deferred income taxes                                                               5,571                  5,571
-----------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                     80,871                 53,312
LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                                            200,927                200,961
DEFERRED INCOME TAXES                                                                  11,647                 13,103
DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                                 1,721                  1,775
DEFERRED RETIREMENT BENEFITS                                                           16,585                 15,738
OTHER NONCURRENT LIABILITIES                                                              264                    373
-----------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                            312,015                285,262
-----------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
    Common stock, $.10 par value per share - shares authorized 100; issued
         and outstanding 100                                                               --                     --
    Additional paid-in capital                                                         16,648                  7,150
    Retained earnings                                                                  49,385                 47,956
-----------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDER'S EQUITY                                                    66,033                 55,106
-----------------------------------------------------------------------------------------------------------------------
                                                                                     $378,048               $340,368
=======================================================================================================================

                            UNITED REFINING COMPANY
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
                                 (IN THOUSANDS)

====================================================================================================
                                                                       THREE MONTHS ENDED
                                                                           NOVEMBER 30,
                                                            ----------------------------------------
                                                                   2000                 1999
----------------------------------------------------------------------------------------------------
NET SALES                                                        $295,461             $244,488
COSTS OF GOODS SOLD                                               264,814              216,995
---------------------------------------------------------------------------------------------------
        GROSS PROFIT                                               30,647               27,493
---------------------------------------------------------------------------------------------------
EXPENSES:
     Selling, general and administrative expenses                  18,895               19,156
     Depreciation and amortization expenses                         2,732                2,589
---------------------------------------------------------------------------------------------------
        TOTAL OPERATING EXPENSES                                   21,627               21,745
---------------------------------------------------------------------------------------------------
        OPERATING INCOME                                            9,020                5,748
---------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
     Interest income                                                  531                   64
     Interest expense                                              (5,440)              (5,572)
     Other, net                                                      (347)                (133)
     Costs associated with acquisition                             (1,300)                  --
---------------------------------------------------------------------------------------------------
                                                                   (6,556)              (5,641)
---------------------------------------------------------------------------------------------------
        INCOME BEFORE INCOME TAX EXPENSE                            2,464                  107
INCOME TAX EXPENSE                                                  1,035                   42
---------------------------------------------------------------------------------------------------
NET INCOME                                                       $  1,429             $     65
===================================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (IN THOUSANDS)

=======================================================================================================================
                                                                                               THREE MONTHS ENDED
                                                                                                  NOVEMBER 30,
                                                                                      ---------------------------------
                                                                                              2000             1999
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                           $  1,429          $     65
      Adjustments to reconcile net income to net cash provided by
            (used in) operating activities:
          Depreciation and amortization                                                       3,731             3,350
          Post-retirement benefits                                                              847               735
          Change in deferred income taxes                                                       627               262
          Gain on asset dispositions                                                             --               (70)
          Cash used in working capital items                                                   (557)           (4,265)
          Other, net                                                                         (2,216)             (430)
------------------------------------------------------------------------------------------------------------------------
                 TOTAL ADJUSTMENTS                                                            2,432              (418)
------------------------------------------------------------------------------------------------------------------------
                 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          3,861              (353)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of investment securities                                                      (2,008)               --
      Additions to property, plant and equipment                                             (2,674)           (2,148)
      Proceeds from asset dispositions                                                       23,531               102
------------------------------------------------------------------------------------------------------------------------
                 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         18,849            (2,046)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings on revolving credit facility                                                --             4,000
      Proceeds from issuance of long term debt                                                   --               152
      Principal reductions of long term debt                                                    (32)              (59)
------------------------------------------------------------------------------------------------------------------------
                 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (32)            4,093
------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    22,678             1,694
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                7,430             8,925
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 30,108          $ 10,619
-----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
      Accounts receivable, net                                                             $  3,862          $    957
      Inventories                                                                           (29,425)              330
      Prepaid expenses and other assets                                                      (2,167)            1,272
      Accounts payable                                                                       22,476           (10,038)
      Income taxes payable                                                                      342                --
      Accrued liabilities                                                                     5,809             5,021
      Sales, use and fuel taxes payable                                                      (1,454)           (1,807)
------------------------------------------------------------------------------------------------------------------------
          TOTAL CHANGE                                                                     $   (557)         $ (4,265)
========================================================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

1.  BASIS OF PRESENTATION        The accompanying unaudited consolidated
                                 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
                                 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended
                                 November 30, 2000 are not necessarily
                                 indicative of the results that may be expected for the year ending August 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Form
                                 10-K filing dated November 29, 2000.

2.  DERIVATIVE INSTRUMENTS AND   Effective September 1, 2000, the Company
     HEDGING ACTIVITIES          adopted Statement of Financial Accounting
                                 Standards No. 133 ("Statement 133"),
                                 "Accounting for Derivative Instruments and
                                 Hedging Activities." Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The accounting for changes in the fair value of a derivative, that is, gains and losses, depends on the intended use of the derivative and its resulting designation.

                                 The adoption of Statement 133 did not have a material effect on the Company's financial position or results of operations.

3.  RECENT ACCOUNTING STANDARD   In December 1999, the Securities and Exchange
                                 Commission issued Staff Accounting Bulletin No.
                                 101 ("SAB 101"), "Revenue Recognition in
                                 Financial Statements." SAB 101 provides
                                 guidance on applying generally accepted
                                 accounting principles to revenue recognition in financial statements. The Company is currently assessing the impact of SAB 101 on its consolidated financial statements, and believes that the effect, if any, will not be material to the Company's operating results.

4. RECLASSIFICATION              Certain amounts in the prior year's
                                 consolidated financial statements have been reclassified to conform with the presentation in the current year.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


5. INVENTORIES                   Inventories consist of the following:

                                       NOVEMBER 30, 2000
                                          (UNAUDITED)           AUGUST 31, 2000
---------------------------------------------------------------------------------
Crude Oil                                  $36,897                   $16,975
Petroleum Products                          31,908                    22,819
                                      -------------------       -----------------
          Total @ LIFO                      68,805                    39,794
                                      -------------------       -----------------
Merchandise                                  9,444                     9,020
Supplies                                    13,070                    13,080
                                      -------------------       -----------------
          Total @ FIFO                      22,514                    22,100
                                      -------------------       -----------------
     Total Inventory                       $91,319                   $61,894
-------------------------------------------------------------------------------


6. SUBSIDIARY GUARANTORS         Summarized financial information for the
                                 Company's wholly owned subsidiary guarantors is as follows (in thousands):

================================================================================

                                       NOVEMBER 30, 2000
                                          (UNAUDITED)             AUGUST 31, 2000
---------------------------------------------------------------------------------
Current Assets                             $ 47,457                   $ 45,304
Noncurrent Assets                            69,839                     85,443
Current Liabilities                         108,420                    127,180
Noncurrent Liabilities                        6,553                      9,300
---------------------------------------------------------------------------------


                                                    THREE MONTHS ENDED
                                                        NOVEMBER 30,
                                                       (UNAUDITED)
                                       ------------------------------------------
                                               2000                      1999
---------------------------------------------------------------------------------
Net Sales                                     $141,030                $134,650
Gross Profit                                    14,769                  18,466
Operating Income (Loss)                           (421)                  2,272
Net Income (Loss)                               (1,442)                    183
---------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


7.  SEGMENTS OF BUSINESS

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

         Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company's reportable segments is presented in the following tables (in thousands):

                                                  THREE MONTHS ENDED
                                                     NOVEMBER 30,
                                                      (UNAUDITED)
                                         --------------------------------------
                                                2000               1999
-------------------------------------------------------------------------------
Net Sales
     Retail                                   $139,860            $133,328
     Wholesale                                 155,601             111,160
                                         ------------------- ------------------
                                              $295,461            $244,488
                                         =================== ==================
Intersegment Sales
     Wholesale                                $ 70,201            $ 55,578
                                         =================== ==================

Operating Income (Loss)
     Retail                                   $   (879)           $  1,558
     Wholesale                                   9,899               4,190
                                         ------------------- ------------------
                                              $  9,020            $  5,748
                                         =================== ==================

Depreciation and Amortization
     Retail                                   $    765            $    716
     Wholesale                                   1,967               1,873
                                         ------------------- ------------------
                                              $  2,732            $  2,589
                                         =================== ==================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

                                     NOVEMBER 30, 2000
                                        (UNAUDITED)          AUGUST 31, 1999
------------------------------------------------------------------------------
Total Assets
     Retail                                 $ 95,778             $108,925
     Wholesale                               282,270              231,443
                                ------------------------ ---------------------
                                            $378,048             $340,368
                                ======================== =====================

Capital Expenditures
     Retail                                 $    941             $  1,455
     Wholesale                                 1,733                4,445
                                ------------------------ ---------------------
                                            $  2,674             $  5,900
                                ======================== =====================


8.  TRANSACTIONS WITH AFFILIATED COMPANIES

         On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. The excess of the sales price over the net historic cost of the assets and liabilities of $9,497,000 (net of income taxes) was credited to additional paid-in capital during the quarter. The Company has invested the proceeds of this sale in short-term investments and has not made a final commitment on the use of the restricted proceeds. For the quarter ended November 30, 2000, net sales to the affiliate amounted to $8,762,000.

         Concurrent with the asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units on a turnkey basis. For the quarter ended November 30, 2000, the Company billed the affiliate $202,000 for management fees and overhead expenses incurred in the management and operation of the 50 retail units.

         The management agreement further requires the Company to periodically reimburse the affiliate for the gross revenues less direct costs, overhead expenses and management fees incurred by the Company in the operation of the units. As of November 30, 2000 the Company was indebted to the affiliate for $218,000 under the terms of the agreement, which is included in accounts payable.


9.  SUBSEQUENT EVENTS

         On November 9, 2000, a subsidiary of United Refining Company ("United") submitted a written proposal to the board of Getty Petroleum Marketing, Inc. ("Getty") for the purchase of its approximately 14 million outstanding shares of common stock. The proposal indicated that the United subsidiary would be willing and fully prepared to pay $5.75 per share for all of the outstanding shares. On December 7, 2000, the subsidiary increased its offer to $6.00 per share. The amended proposal was not accepted by Getty and expired on December 8, 2000. The Company has recorded a $1,300,000 charge at November 30, 2000 for the estimated expenses associated with the unsuccessful acquisition.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================



         Effective January 8, 2001, the Company renegotiated its secured revolving credit facility to provide for an increase in its revolving credit commitment up to $50,000,000. The Facility expires on June 9, 2002 and is secured by certain qualifying cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds rate plus 1/2% for base rate borrowings and the LIBOR rate for Euro-Rate borrowings, which was 8.62% as of November 30, 2000.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

Recent Developments

         Worldwide crude oil prices, as indicated by prices of crude oil contracts on the New York Mercantile Exchange (NYMEX), which had risen rapidly in fiscal 2000 and in the 1st quarter of fiscal 2001, ended November 30, 2000, peaked at over $35 per barrel in trading of NYMEX contracts for delivery in December 2000. In early January 2001, NYMEX crude contracts were trading more than $5 per barrel below these peak prices. As is typically the case, the rising worldwide prices in the 1st fiscal quarter had increased the Company's wholesale margins but reduced the Company's retail margins, as retail prices did not keep pace with rapidly rising wholesale prices. The decrease in worldwide crude oil prices from the peak reached in trading of December 2000 contracts reduced December wholesale margins but increased December retail margins. In early January 2001, with worldwide crude oil prices appearing to have stabilized, at least temporarily, at lower levels, both the Company's wholesale gasoline and distillate margins and its retail margins were stronger than in January the prior year.

         On September 29, 2000, the Company sold 42 retail locations to a non-subsidiary affiliate for $23.9 million. Simultaneously with this transaction, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. However, the Company continues to manage these 50 locations under a management agreement entered into simultaneously with the transactions, and continues to supply petroleum products to these locations.

Results of Operations

         Comparison of Fiscal Quarters ended November 30, 2000 and November 30, 1999

         Net Sales. Net sales increased $51.0 million or 20.8% from $244.5 million for the fiscal quarter ended November 30, 1999 to $295.5 million for the fiscal quarter ended November 30, 2000. Retail sales increased $6.6 million, or 4.9% from $133.3 million to $139.9 million, while wholesale sales increased $44.4 million or 40.0% from $111.2 million to $155.6 million. The retail sales increase was due to a 20.2% increase in retail petroleum prices, which more than offset an 9.9% decrease in retail petroleum volume, and an 8.5% decrease in retail merchandise sales. The wholesale sales increase was due to a 48.9% increase in wholesale prices, which more than offset a 6.1% decrease in wholesale volume.

         Retail sales volumes were reduced and wholesale sales volumes correspondingly increased as a result of the September 29, 2000 sale and lease terminations as previously discussed. These transactions reduced the Company's retail sales, but increased wholesale sales, as the Company now supplies these affiliate locations on a wholesale basis. On a same-store basis, excluding prior period retail sales by these 50 locations and including as wholesale sales prior period petroleum products supplied to these locations, retail petroleum volume increased 2.2%, retail petroleum prices increased 20.7% and retail merchandise sales increased 6.8%. On that same-store basis, wholesale volume decreased 10.7% and wholesale prices increased 47.7%. The increase in same-store retail petroleum volume and merchandise sales was primarily due to the performance of the locations upgraded under the Company's Capital Improvement Plan completed at the end of fiscal 1999. The decrease in wholesale volume on a comparable basis was due primarily to lower gasoline production and to lower asphalt sales despite higher asphalt production. The lower gasoline production was due to slightly lower crude oil processing rates, to a heavier mix of crude oils which increased asphalt production at the expense of

                            UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

gasoline, and to the shutdown of certain refinery gasoline-producing units for planned maintenance activities during the quarter ended November 30, 2000. These maintenance activities reduced gasoline production to a greater extent than did similar activities during the prior year quarter. Lower asphalt sales were primarily due to much less favorable weather for paving activities than was the case in the prior period. The less favorable weather caused less asphalt to be sold, while more asphalt was placed in inventory for the following spring paving season. The increase in retail and wholesale petroleum prices was primarily due to a 44.6% increase in worldwide crude oil prices as indicated by prices of NYMEX crude oil contracts for the fiscal quarter ended November 30, 2000 as compared to contracts for the prior year quarter.

         Costs of Goods Sold. Costs of goods sold increased $47.8 million or 22.0% from $217.0 million for the fiscal quarter ended November 30, 1999 to $264.8 million for the fiscal quarter ended November 30, 2000. Retail costs of goods sold increased $10.1 million or 8.7% from $115.6 million to $125.7 million, while wholesale costs of goods sold increased $37.7 million or 37.2% from $101.4 million to $139.1 million. The increase in consolidated costs of goods sold was primarily the result of the increase in worldwide crude oil prices, partially offset by increased discounts for heavy sour grades of crude oil. The previously discussed sale and lease terminations involving 50 retail locations now owned by a non-subsidiary affiliate had the effect of partly offsetting the increase in retail costs of goods sold due to higher worldwide petroleum prices, as the Company had fewer retail locations to supply. However, as the Company is now supplying these locations on a wholesale basis, this transaction correspondingly increased wholesale costs of goods sold, reinforcing the effect of higher worldwide petroleum prices. Costs of goods sold for the quarter ended November 30, 2000 was negatively impacted by an approximate $2.5 million decrease in the value of the Company's working inventories on a FIFO basis, which increased costs of goods sold. This was partially offset by a reduction in the LIFO reserve, which increased the value of the Company's total inventories by $2.0 million. In the quarter ended November 30, 1999, costs of goods sold had benefited from a $4.7 million increase in the value of working inventories. In the prior year quarter, LIFO exceeded market, thus inventories were valued at net realizable value.

         Gross Profit. Gross Profit increased $3.1 million from $27.5 million for the fiscal quarter ended November 1999 to $30.6 million for the fiscal quarter ended November 30, 2000. This increase was primarily due to improved industry wholesale margins and larger discounts on heavy high-sulfur crude oil grades processed by the Company, partially offset by lower retail petroleum margins, as industry retail prices did not keep pace with rapidly rising wholesale prices. The increase was also partially offset by the negative impact on costs of goods sold of changes in working inventory prices, versus a beneficial impact in the prior year quarter.

         Operating Expenses. Operating expenses decreased $0.1 million or 0.5% from $21.7 million for the fiscal quarter ended November 30, 1999 to $21.6 million for the fiscal quarter ended November 30, 2000. This decrease was primarily due to the elimination of station operating expenses associated with the 50 retail locations now owned by a non-subsidiary affiliate and to the reduction of retail overhead expenses by application of payments received from the non-subsidiary affiliate under an agreement by which the Company will manage those locations for the affiliate. These reductions slightly more than offset increased depreciation, increased same-station retail operating expenses for wages and benefits and for credit card processing, and increased corporate overhead expenses. Increased depreciation was primarily due to capital equipment installed under the Company's Capital Improvement Plan. Increased

                            UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

same-store retail wages and benefits were due primarily to higher average hourly wages and to increased cost of providing employee health benefits. Increased same-store credit card processing fees were the result of increased customer use of "Pay at the Pump" facilities and to higher retail prices, which increase per-transaction fees.

         Operating Income. As a result of the above, operating income increased $3.3 million from $5.7 million for the fiscal quarter ended November 30, 1999 to $9.0 million for the fiscal quarter ended November 30, 2000.

         Interest Expense. Net interest expense (interest expense less interest income) decreased $0.6 million from $5.5 million for the fiscal quarter ended November 30, 1999 to $4.9 million for the fiscal quarter ended November 30, 2000. The decreased net interest expense was due to lower balances on the Company's revolving credit facility and to interest income earned on the proceeds from the sale of 42 retail locations to a non-subsidiary affiliate.

         Income Taxes. The Company's effective tax rate for the fiscal quarter ended November 30, 2000 was approximately 42.0% compared to a rate of 39.3% for the fiscal quarter ended November 30, 1999.

Liquidity and Capital Resources

         Working capital (current assets minus current liabilities) at November 30, 2000 was $94.1 million and at August 31, 2000 was $69.2 million. The Company's current ratio (current assets divided by current liabilities) was 2.2:1 at November 30, 2000 and 2.3:1 at August 31, 2000.

         Net cash provided by operating activities totaled $3.9 million for the three months ended November 30, 2000 and net cash used by operating activities totaled $.4 million for the three months ended November 30, 1999.

         Net cash used in investing activities for the purchase of stock of potential acquisition candidate totaled $2.0 million for the three months ended November 30, 2000. Net cash used in investing activities for purchases of property, plant and equipment totaled $2.7 million and $2.1 million for the three months ended November 30, 2000 and 1999 respectively. Also, net cash provided by investing activities was $23.5 million and $.1 from the sale of assets for the three months ended November 30, 2000 and 1999 respectively.

         The Company reviews its capital expenditures on an ongoing basis. The Company currently has budgeted approximately $6.0 million for capital expenditures in fiscal 2001. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal 2001.

         Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure and debt service

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

requirements out of cash flow from operations, cash on hand and borrowings under the Company's secured revolving credit facility (the "Facility") with PNC Bank, N.A. as Agent Bank. The Company has renegotiated its secured revolving credit facility to provide for an increase in its revolving credit commitment up to $50,000,000. The commitment increase became effective January 8, 2001. The Facility expires on June 9, 2002 and is secured by certain qualifying cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds rate plus 1/2% for base rate borrowings and the LIBOR rate for Euro-Rate borrowings, which was 8.62% as of November 30, 2000.

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

         In February 2000, the United States Environmental Protection Agency (USEPA) issued a final rule requiring the reduction of the sulfur content of gasoline. The Company anticipates that a material investment of funds will be required before 2008 to comply with this rule.

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

PART II - OTHER INFORMATION

Item 1.   None

Item 2.   Changes in Securities
                        None

Item 3.   Defaults upon Senior Securities
                        None

Item 4.   Submission of Matters to a Vote of Security Holders
                        None

Item 5.   Other Information
                        None

Item 6.   Exhibits and Reports on Form 8-K
                        (a)   Exhibit 10.20. Fifth Amendment to Credit
                              Agreement.

                        (b) No reports on Forms 8-K have been filed for the quarter for which this report is being filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 16, 2001






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

Date:  January 16, 2001






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

Date:  January 16, 2001






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

Date:  January 16, 2001






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

Date:  January 16, 2001






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

Date:  January 16, 2001






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

Date:  January 16, 2001





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

Date:  January 16, 2001






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

Date:  January 16, 2001






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

Date:  January 16, 2001






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

Date:  January 16, 2001






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

Date:  January 16, 2001






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