Form 10-Q
period 2001-02-28
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2001-04-16
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 28, 2001

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------------

                          Commission File No. 333-35083

                             UNITED REFINING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                      25-1411751
-------------------------------                          ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

15 Bradley Street
Warren, Pennsylvania                                        16365
--------------------                                        -----
(address of principal                                     (Zip Code)
executive office)

Registrant's telephone number, including area code                  814-726-4674
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

                                         Yes    X      No
                                             -------      ------

Number of shares outstanding of Registrant's Common Stock as of April 16, 2001:
100.

-------------------------------------------------------------------------------------------------------------------------------
                                                          TABLE OF ADDITIONAL REGISTRANTS
-------------------------------------------------------------------------------------------------------------------------------
                                                                  Primary Standard
                                           State of Other            Industrial          IRS Employer
                                          Jurisdiction of         Classification         Identification     Commission File
                Name                       Incorporation               Number                Number              Number
-------------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Corporation                 New York                  4612               25-1211902         333-35083-01
-------------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Company                   Pennsylvania                4600               25-1416278         333-35083-03
-------------------------------------------------------------------------------------------------------------------------------
United Refining Company of
Pennsylvania                                Pennsylvania                5541               25-0850960         333-35083-02
-------------------------------------------------------------------------------------------------------------------------------
United Jet Center, Inc.                       Delaware                  4500               52-1623169         333-35083-06
-------------------------------------------------------------------------------------------------------------------------------
Kwik-Fill, Inc.                             Pennsylvania                5541               25-1525543         333-35083-05
-------------------------------------------------------------------------------------------------------------------------------
Independent Gas and Oil Company of
Rochester, Inc.                               New York                  5170               06-1217388         333-35083-11
-------------------------------------------------------------------------------------------------------------------------------
Bell Oil Corp.                                Michigan                  5541               38-1884781         333-35083-07
-------------------------------------------------------------------------------------------------------------------------------
PPC, Inc.                                       Ohio                    5541               31-0821706         333-35083-08
-------------------------------------------------------------------------------------------------------------------------------
Super Test Petroleum, Inc.                    Michigan                  5541               38-1901439         333-35083-09
-------------------------------------------------------------------------------------------------------------------------------
Kwik-Fil, Inc.                                New York                  5541               25-1525615         333-35083-04
-------------------------------------------------------------------------------------------------------------------------------
Vulcan Asphalt Refining Corporation           Delaware                  2911               23-2486891         333-35083-10
-------------------------------------------------------------------------------------------------------------------------------

                                                                                            PAGE(S)

PART I. FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets -
                    February 28, 2001 and August 31, 2000                                     4

                    Consolidated Statements of Operations -
                    Six Months and Quarters Ended February 28, 2001
                    and February 29, 2000                                                     5

                    Consolidated Statements of Cash Flows -
                    Six Months Ended February 28, 2001 & February 29, 2000                    6

                    Notes to Consolidated Financial Statements                             7-11

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                         12-18

PART II. OTHER INFORMATION                                                                   19


                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

====================================================================================================
                                                                      FEBRUARY 28,
                                                                         2001            AUGUST 31,
                                                                      (UNAUDITED)           2000
----------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
    Cash and cash equivalents                                           $ 17,555          $  7,430
    Accounts receivable, net                                              32,137            44,304
    Inventories                                                           85,733            61,894
    Prepaid expenses and other assets                                     10,537             8,877
----------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                            145,962           122,505
PROPERTY, PLANT AND EQUIPMENT, NET                                       192,117           207,746
DEFERRED FINANCING COSTS                                                   4,779             5,497
OTHER ASSETS                                                               6,239             4,620
----------------------------------------------------------------------------------------------------
                                                                        $349,097          $340,368
====================================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT:
    Current installments of long-term debt                              $    151          $    150
    Accounts payable                                                      27,991            18,434
    Income taxes payable                                                   1,839               538
    Accrued liabilities                                                   10,658            12,810
    Sales, use and fuel taxes payable                                     12,592            15,809
    Deferred income taxes                                                  5,571             5,571
----------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                        58,802            53,312
LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                               190,897           200,961
DEFERRED INCOME TAXES                                                     11,880            13,103
DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                    1,667             1,775
DEFERRED RETIREMENT BENEFITS                                              17,424            15,738
OTHER NONCURRENT LIABILITIES                                                 264               373
----------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                               280,934           285,262
----------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
    Common stock, $.10 par value per share - shares authorized
         100; issued and outstanding 100                                      --                --
    Additional paid-in capital                                            16,648             7,150
    Retained earnings                                                     51,515            47,956
----------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDER'S EQUITY                                       68,163            55,106
----------------------------------------------------------------------------------------------------
                                                                        $349,097          $340,368
====================================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
                                 (IN THOUSANDS)


=======================================================================================================================
                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  FEBRUARY,                        FEBRUARY,
                                                         --------------------------------------------------------------
                                                            2001             2000             2001            2000
-----------------------------------------------------------------------------------------------------------------------
NET SALES                                                $ 246,940        $ 250,131        $ 542,401        $ 494,619
COSTS OF GOODS SOLD                                        220,774          221,572          485,588          438,567
-----------------------------------------------------------------------------------------------------------------------
          GROSS PROFIT                                      26,166           28,559           56,813           56,052
-----------------------------------------------------------------------------------------------------------------------
EXPENSES:
      Selling, general and administrative expenses          17,716           19,124           36,611           38,280
      Depreciation and amortization expenses                 2,733            2,587            5,465            5,176
-----------------------------------------------------------------------------------------------------------------------
          TOTAL OPERATING EXPENSES                          20,449           21,711           42,076           43,456
-----------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                   5,717            6,848           14,737           12,596
-----------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
      Interest income                                          385               50              916              114
      Interest expense                                      (5,512)          (5,699)         (10,952)         (11,271)
      Other, net                                              (173)            (719)            (520)            (852)
      Costs associated with acquisition                         --               --           (1,300)              --
-----------------------------------------------------------------------------------------------------------------------
                                                            (5,300)          (6,368)         (11,856)         (12,009)
-----------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAX EXPENSE                     417              480            2,881              587
INCOME TAX EXPENSE                                             175              274            1,210              316
-----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                               242              206            1,671              271
EXTRAORDINARY ITEM, NET OF TAX OF $1,367                     1,888               --            1,888               --
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                               $   2,130        $     206        $   3,559        $     271
=======================================================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (IN THOUSANDS)



=============================================================================================================
                                                                                   SIX MONTHS ENDED
                                                                                       FEBRUARY,
                                                                             --------------------------------
                                                                                 2001              2000
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                              $  3,559           $    271
      Adjustments to reconcile net income to net cash
             used in operating activities:
          Depreciation and amortization                                          7,413              6,704
          Post-retirement benefits                                               1,686              1,448
          Change in deferred income taxes                                          860                619
          Gain on extinguishment of debt                                        (3,255)                --
          Gain (loss) on asset dispositions                                         44                (64)
          Cash used in working capital items                                    (8,227)           (23,881)
          Other, net                                                            (3,094)              (474)
-------------------------------------------------------------------------------------------------------------
                 TOTAL ADJUSTMENTS                                              (4,573)           (15,648)
-------------------------------------------------------------------------------------------------------------
                 NET CASH USED IN OPERATING ACTIVITIES                          (1,014)           (15,377)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of investment securities                                         (3,714)                --
      Sale of investment securities                                              3,497                 --
      Additions to property, plant and equipment                                (5,612)            (3,361)
      Proceeds from asset dispositions                                          23,531                104
-------------------------------------------------------------------------------------------------------------
                 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            17,702             (3,257)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings on revolving credit facility                                   --             16,000
      Proceeds from issuance of long term debt                                      --                152
      Deferred financing costs                                                      --                (50)
      Principal reductions of long term debt                                    (6,563)              (138)
-------------------------------------------------------------------------------------------------------------
                 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (6,563)            15,964
-------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            10,125             (2,670)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   7,430              8,925
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 17,555           $  6,255
=============================================================================================================
CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
      Accounts receivable, net                                                $ 12,167           $ (2,726)
      Inventories                                                              (23,839)            (6,085)
      Prepaid expenses and other assets                                         (1,660)             1,067
      Accounts payable                                                           9,557             (9,813)
      Income taxes payable                                                         917                 --
      Accrued liabilities                                                       (2,152)            (2,104)
      Sales, use and fuel taxes payable                                         (3,217)            (4,220)
-------------------------------------------------------------------------------------------------------------
          TOTAL CHANGE                                                        $ (8,227)          $(23,881)
=============================================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

1. BASIS OF PRESENTATION           The accompanying unaudited consolidated
                                   financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule
                                   10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments
                                   (consisting of only normal recurring
                                   accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ending August 31, 2001.
                                   For further information, refer to the
                                   consolidated financial statements and
                                   footnotes thereto incorporated by reference in the Company's Form 10-K filing dated
                                   November 29, 2000.

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

3. RECENT ACCOUNTING STANDARD      In December 1999, the Securities and Exchange
                                   Commission issued Staff Accounting Bulletin
                                   No. 101 ("SAB 101"), "Revenue Recognition in
                                   Financial Statements." SAB 101 provides
                                   guidance on applying generally accepted
                                   accounting principles to revenue recognition in financial statements. The Company has adopted SAB 101 which had no impact on its consolidated financial statements.

4. RECLASSIFICATION                Certain amounts in the prior year's
                                   consolidated financial statements have been reclassified to conform with the presentation in the current year.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================


5. INVENTORIES                     Inventories consist of the following:


                                        FEBRUARY 28, 2001
                                           (UNAUDITED)       AUGUST 31, 2000
-----------------------------------------------------------------------------
Crude Oil                                    $25,413              $16,975
Petroleum Products                            37,229               22,819
                                         ------------------------------------
                  Total @ LIFO                62,642               39,794
                                         ------------------------------------

Merchandise                                    9,394                9,020
Supplies                                      13,697               13,080
                                         ------------------------------------
                  Total @ FIFO                23,091               22,100
                                         ------------------------------------
           Total Inventory                   $85,733              $61,894
=============================================================================

                                   For the three and six month periods ended
                                   February 28, 2001, the LIFO reserve was
                                   reduced by $1,500,000 and $3,500,000
                                   respectively.

6. CREDIT FACILITY                 Effective January 8, 2001, the Company
                                   renegotiated its secured revolving credit facility to provide for an increase in its revolving credit commitment up to
                                   $50,000,000. The Facility expires on June 9,
                                   2002 and is secured by certain qualifying cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds rate plus 1/4% for base rate borrowings and the LIBOR rate for Euro-Rate borrowings, which was 7.14% as of February
                                   28, 2001.

7. SUBSIDIARY GUARANTORS           Summarized financial information for the
                                   Company's wholly owned subsidiary guarantors is as follows (in thousands):


                               FEBRUARY 28, 2001
                                  (UNAUDITED)      AUGUST 31, 2000
     ----------------------------------------------------------------
     Current Assets                $ 45,720            $ 45,304
     Noncurrent Assets               69,779              85,443
     Current Liabilities            107,587             127,180
     Noncurrent Liabilities           6,272               9,300
     ----------------------------------------------------------------


                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                  FEBRUARY                FEBRUARY
                                 (UNAUDITED)             (UNAUDITED)
                          --------------------------------------------------
                               2001       2000         2001        2000
----------------------------------------------------------------------------
Net Sales                    $117,187   $133,581     $258,217    $268,231
Gross Profit                   15,292     16,368       30,061      34,834
Operating Income (Loss)           522        (41)         101       2,231
Net Income (Loss)                (683)    (1,525)      (2,125)     (1,342)
----------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

8.  SEGMENTS OF BUSINESS

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

         Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company's reportable segments is presented in the following tables (in thousands):

                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                           FEBRUARY                       FEBRUARY
                                          (UNAUDITED)                    (UNAUDITED)
                                    --------------------------------------------------------
                                      2001           2000            2001           2000
-------------------------------------------------------------------------------------------
Net Sales
     Retail                         $116,048       $132,340        $255,908        $265,668
     Wholesale                       130,892        117,791         286,493         228,951
                                    -------------------------------------------------------
                                    $246,940       $250,131        $542,401        $494,619
                                    =======================================================

Intersegment Sales
     Wholesale                      $ 52,315       $ 57,649        $122,516        $113,227
                                    =======================================================

Operating Income (Loss)
     Retail                         $    309       $   (864)       $   (570)       $    694
     Wholesale                         5,408          7,712          15,307          11,902
                                    -------------------------------------------------------
                                    $  5,717       $  6,848        $ 14,737        $ 12,596
                                    =======================================================

Depreciation and Amortization
     Retail                         $    765       $    713        $  1,530        $  1,429
     Wholesale                         1,968          1,874           3,935           3,747
                                    -------------------------------------------------------
                                    $  2,733       $  2,587        $  5,465        $  5,176
                                    =======================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================


                                 FEBRUARY 28, 2001
                                     (UNAUDITED)         AUGUST 31, 2000
--------------------------------------------------------------------------
Total Assets
     Retail                           $ 93,443               $108,925
     Wholesale                         255,654                231,443
                                -----------------------------------------
                                      $349,097               $340,368
                                =========================================

Capital Expenditures
     Retail                           $  1,773               $  1,455
     Wholesale                           3,839                  4,445
                                -----------------------------------------
                                      $  5,612               $  5,900
                                =========================================



9. TRANSACTIONS WITH AFFILIATED COMPANIES

         On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. The excess of the sales price over the net historic cost of the assets and liabilities of $9,497,000 (net of income taxes) was credited to additional paid-in capital during the quarter. The Company has used $6,500,000 of the proceeds to repurchase the 10.75% Senior Unsecured Notes (Note 11). The balance has been invested in short-term securities and money market accounts and the Company has not made a final commitment as to the use of the balance of these restricted proceeds. For the six months ended February 28, 2001, net sales to the affiliate amounted to $18,909,000.

         Concurrent with the asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units on a turnkey basis. For the six months ended February 28, 2001, the Company billed the affiliate $513,000 for management fees and overhead expenses incurred in the management and operation of the 50 retail units.

         The management agreement further requires the Company to periodically reimburse the affiliate for the gross revenues less direct costs, overhead expenses and management fees incurred by the Company in the operation of the units. As of February 28, 2001 the Company was indebted to the affiliate for $83,000 under the terms of the agreement, which is included in accounts payable.

10. COSTS ASSOCIATED WITH ACQUISITION

         On November 9, 2000, a subsidiary of United Refining Company ("United") submitted a written proposal to the board of Getty Petroleum Marketing, Inc. ("Getty") for the purchase of its approximately 14 million outstanding shares of common stock. The proposal indicated that the United subsidiary would be willing and fully prepared to pay $5.75 per share for all of the outstanding shares. On December 7, 2000, the subsidiary increased its offer to $6.00 per share. The amended proposal was not accepted by Getty and expired on December 8, 2000. The Company has recorded a $1,300,000 charge at February 28, 2001 for the estimated expenses associated with the unsuccessful acquisition.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================


11. EXTRAORDINARY ITEM

         During February 2001, the Company repurchased $10,000,000 of 10.75% Senior Unsecured Notes due June 9, 2007 for $6,500,000 in cash. An extraordinary net gain of $1,888,000 was recorded as a result of the early retirement of debt, consisting of $3,500,000 of retirement discount less $245,000 of associated debt issuance costs, net of a tax charge of $1,367,000.

12. SUBSEQUENT EVENT

          In April 2001 the Company declared a dividend in the amount of $1,637,000.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

Recent Developments

         During February, 2001, the Company made an offer to repurchase at 65% of face value up to $30 million face value of its 10.75% Senior Unsecured Notes due June 9, 2007. Results for the fiscal quarter ended February 28, 2001 reflect the repurchase of $10 million face value of these notes, and the associated extraordinary net gain of $1,888,000 net of a tax charge of $1,367,000. The Company repurchased a total of $10.2 million face value of Senior Notes pursuant to this offer, which expired March 16, 2001.

         Early in the Company's fiscal 2001, which began September 1, 2000, worldwide petroleum prices, as reflected by New York Mercantile Exchange (NYMEX) crude oil contract prices, continued a rise begun in February 1999, before reaching a peak in NYMEX pricing for December 2000. Subsequently, NYMEX pricing declined significantly, with April 2001 NYMEX crude cost averaging approximately $7 per barrel below the December levels. As is normally the case, rising crude oil prices tended to increase the Company's wholesale gasoline and distillate margins, while reducing retail petroleum margins. The subsequent decrease from the December peak had the opposite effect, reducing wholesale gasoline and distillate margins, while increasing retail margins. Since most of the decline in NYMEX prices took place between December and January, the negative effect on wholesale margins and positive effect on retail margins was most pronounced in December. In addition to the offsetting effect of increased retail margins, the effect of reduced December wholesale margins on the Company's results was also offset by continued strong price discounts on heavy high sulfur grades of crude oil. These strong discounts were in part the result of the increase in world crude oil prices since February 1999, which has improved the profitability of these crude oil grades and encouraged exploration and production activities, thus increasing supply.

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

Results of Operations

         Comparison of Fiscal Quarters ended February 28, 2001 and February 29, 2000

         Net Sales. Net sales decreased $3.2 million or 1.3% from $250.1 million for the fiscal quarter ended February 29, 2000 to $246.9 million for the fiscal quarter ended February 28, 2001. Retail sales decreased $16.3 million, or 12.3% from $132.3 million to $116.0 million, while wholesale sales increased $13.1 million or 11.1% from $117.8 million to $130.9 million. The retail sales decrease was due to an 18.2% decrease in retail petroleum volume and an 18.1% decrease in retail merchandise sales, partially offset by a 9.0% increase in retail petroleum prices. The wholesale sales increase was due to an 8.0% increase in wholesale volume and a 2.8% increase in wholesale prices.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

         However, the retail sales volume was reduced and wholesale sales volume correspondingly increased by the transfer of 50 retail locations to a non-subsidiary affiliate by sale or lease terminations on September 29, 2000. These transactions reduced the Company's retail sales, but increased wholesale sales, as the Company now supplies these affiliate locations on a wholesale basis. On a same-store basis, excluding prior period retail sales by these 50 locations, consolidated net sales increased approximately 4.6%. Same-store retail petroleum volume decreased 1.6%, retail petroleum prices increased 9.3%, and retail merchandise sales increased 4.5%.

         The modest decrease in same-store retail petroleum volume was partially due to the effect of higher retail prices and less favorable winter weather in reducing retail petroleum demand. The increase in retail and wholesale prices was primarily due to an increase in worldwide crude oil and petroleum product prices as reflected by an increase of approximately 18.0% in prices of NYMEX crude oil contracts for the quarter ended February 28, 2001, as compared to the quarter ended February 29, 2000. The increase in NYMEX pricing was partially offset by a significant drop in regional cash petroleum product prices in December 2000. Higher prices for gasoline and distillate in the quarter ended February 28, 2001 were also partially offset by lower asphalt prices. However, despite the lower asphalt prices, it was still beneficial to process heavy high sulfur crude oils with significant asphalt contents, as price discounts were extremely attractive for these heavy grades versus light sweet crude grades represented by NYMEX contracts. This was reflected in the fact that the Company's crude oil cost was essentially unchanged despite the 18% increase in NYMEX crude oil prices.

         Costs of Goods Sold. Costs of goods sold decreased $0.8 million or 0.4% from $221.6 million for the fiscal quarter ended February 29, 2000 to $220.8 million for the fiscal quarter ended February 28, 2001. Retail costs of goods sold decreased $15.7 million or 13.4% from $116.8 million to $101.1 million, while wholesale costs of goods sold increased $14.9 million or 14.2% from $104.8 million to $119.7 million. The slight decrease in consolidated costs of goods sold was despite an increase of approximately 18.0% in worldwide crude oil prices, as indicated by NYMEX crude oil contract prices for the quarter ended February 28, 2001 as compared to the prior year quarter. This was possible because the Company received strong price discounts on heavy high sulfur crude oil grades versus the light low sulfur crude oil traded on the NYMEX. Thus, the Company's average crude oil purchase price was essentially unchanged compared to the prior year quarter despite the 18% increase in NYMEX crude prices. The decrease in retail costs of goods sold and increase in wholesale costs of goods sold were primarily due to the previously discussed sale or lease terminations involving 50 retail locations now owned by a non-subsidiary affiliate, since these locations were supplied on a retail basis in the prior year quarter, but are now supplied on a wholesale basis. Costs of goods sold for the quarter ended February 28, 2001 was negatively impacted by an approximate $2.9 million decrease in the value of the Company's working inventories, which increased costs of goods sold. This was partially offset by a reduction in the LIFO reserve, which increased the value of the Company's total inventories by $1.5 million. In the quarter ended February 29, 2000, costs of goods sold had benefited from a $5.9 million increase in the value of working inventories. In the prior year quarter, LIFO exceeded market; thus, inventories were valued at net realizable value.

         Gross Profit. Gross profit decreased $2.4 million from $28.6 million for the fiscal quarter ended February 29, 2000 to $26.2 million for the fiscal quarter ended February 28, 2001. This decrease was primarily due to lower asphalt margins, higher costs for purchased fuel gas for the refinery operations, a

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

negative impact on costs of goods sold decreases in working inventory pricing, and the loss of the margin on sales at the 50 retail locations transferred to a non-subsidiary affiliate. These factors were only partially offset by better wholesale gasoline and distillate margins, better per unit retail margins, and a reduction in the LIFO reserve.

         Operating Expenses. Operating expenses decreased $1.3 million or 6.0% from $21.7 million for the fiscal quarter ended February 29, 2000 to $20.4 million for the fiscal quarter ended February 28, 2001. This decrease was primarily due to the elimination of station operating expenses associated with the 50 retail locations now owned by a non-subsidiary affiliate and to the reduction of retail overhead expenses by application of payments received from the non-subsidiary affiliate under an agreement by which the Company will manage those locations for the affiliate. These reductions more than offset increased depreciation, increased expenses for employee health benefits, increased same-station retail operating expenses for wages and for credit card processing, and increased professional fees. Increased depreciation was primarily due to capital equipment installed under the Company's Capital Improvement Plan. Increased same-store retail wages were primarily due to higher average hourly wages. Increased same-store credit card processing fees were the results of increased customer use of "Pay at the Pump" facilities and to higher retail prices, which increase per-transaction fees.

         Operating Income. As a result of the above, operating income decreased $1.1 million from $6.8 million for the fiscal quarter ended February 29, 2000 to $5.7 million for the fiscal quarter ended February 28, 2001.

         Interest Expense. Net interest expense (interest expense less interest income) decreased $0.5 million from $5.6 million for the fiscal quarter ended February 29, 2000 to $5.1 million for the fiscal quarter ended February 28, 2001. The decreased net interest expense was due to lower balances on the Company's revolving credit facility and to increased interest income earned.

         Income Taxes. The Company's effective tax rate for the fiscal quarter ended February 28, 2001 was approximately 42.0% compared to a rate of 57.1% for the fiscal quarter ended February 29, 2000. The decrease in the current quarter rate is primarily due to nondeductible permanent differences which applied to the prior year quarter but not to the fiscal quarter ended February 28, 2001

         Extraordinary Item. During February 2001, the Company repurchased $10.0 million of the 10.75% Senior Unsecured Notes due June 9, 2007 for $6.5 million in cash. An extraordinary net gain of $1.9 million was recorded as a result of the early retirement of debt.

         Comparison of the Six Months ended February 28, 2001 and February 29, 2000

         Net Sales. Net sales increased $47.8 million or 9.7% from $494.6 million for the six months ended February 29, 2000 to $542.4 million for the six months ended February 28, 2001. Retail sales decreased $9.8 million, or 3.7% from $265.7 million to $255.9 million, while wholesale sales increased $57.5 million or 25.1% from $229.0 million to $286.5 million. The retail sales decrease was due to a 13.9% decrease in retail petroleum volume and a 13.2% decrease in retail merchandise sales, partially

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

offset by a 14.8% increase in retail petroleum prices. The wholesale sales increase was due to a 0.4% increase in wholesale volume and a 24.5% increase in wholesale prices.

         However, retail sales volume was reduced and wholesale sales volume correspondingly increased by the transfer of 50 retail locations to a non-subsidiary affiliate by sale or lease termination on September 29, 2000. These transactions reduced the Company's retail sales, but increased wholesale sales, as the Company now supplies these affiliate locations on a wholesale basis. On a same-store basis, excluding prior period retail sales by these 50 locations, same-store retail petroleum volume increased 0.4%, retail petroleum prices increased 15.2%, and retail merchandise sales increased 6.2%.

         The slight increase in same-store retail petroleum volume and the increase in same-store merchandise sales was primarily due to the performance of the locations upgraded under the Company's Capital Improvement Plan completed at the end of fiscal 1999. The increase in retail and wholesale prices was primarily due to an increase in worldwide crude oil and petroleum product prices as reflected by an increase of approximately 30.4% in prices of NYMEX crude oil contracts for the six months ended February 28, 2001, as compared to the six months ended February 29, 2000.

         Costs of Goods Sold. Costs of goods sold increased $47.0 million or 10.7% from $438.6 million for the six months ended February 29, 2000 to $485.6 million for the six months ended February 28, 2001. Retail costs of goods sold decreased $5.6 million or 2.4% from $232.4 million to $226.8 million, while wholesale costs of goods sold increased $52.6 million or 25.5% from $206.2 million to $258.8 million. The increase in consolidated costs of goods sold was primarily due to a 30.4% increase in worldwide crude oil prices, as indicated by NYMEX crude oil contract prices for the six months ended February 28, 2001 as compared to the prior year period. This was partially offset by strong price discounts on heavy high sulfur crude oil grades versus the light low sulfur crude oil traded on the NYMEX. The decrease in retail costs of goods sold was primarily due to the previously discussed sale or lease termination involving 50 retail locations now owned by a non-subsidiary affiliate, since these locations were supplied on a retail basis in the prior year period, but are now supplied on a wholesale basis. Costs of goods sold for the six months ended February 28, 2001 was negatively impacted by an approximate $4.4 million decrease in the value of the Company's working inventories, which increased costs of goods sold. This was partially offset by a reduction in the LIFO reserve, which increased the value of the Company's total inventories by $3.5 million. In the six months ended February 29, 2000, costs of goods sold had benefited from a $10.2 million increase in the value of working inventories. In the prior year period, LIFO exceeded market; thus, inventories were valued at net realizable value.

         Gross Profit. Gross profit increased $0.8 million from $56.0 million for the six months ended February 29, 2000 to $56.8 million for the six months ended February 28, 2001. This increase was primarily due to better wholesale gasoline and distillate margins and better per unit retail margins, partially offset by lower asphalt margins, higher costs for purchased fuel gas for the refinery operations, and the loss of the margin on sales at the 50 retail locations transferred to a non-subsidiary affiliate.

         Operating Expenses. Operating expenses decreased $1.4 million or 3.2% from $43.5 million for the six months ended February 29, 2000 to $42.1 million for the six months ended February 28, 2001. This decrease was primarily due to the elimination of station operating expenses associated with the 50 retail locations now owned by a non-subsidiary affiliate and to the reduction of retail overhead expenses

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

by application of payments received from the non-subsidiary affiliate under an agreement by which the Company will manage those locations for the affiliate. These reductions more than offset increased depreciation, increased expenses for employee health benefits, increased same-station retail operating expenses for wages and for credit card processing, and increased professional fees. Increased depreciation was primarily due to capital equipment installed under the Company's Capital Improvement Plan. Increased same-store retail wages were primarily due to higher average hourly wages. Increased same-store credit card processing fees were the result of increased customer use of "Pay at the Pump" facilities and to higher retail prices, which increase per-transaction fees.

         Operating Income. As a result of the above, operating income increased $2.1 million from $12.6 million for the six months ended February 29, 2000 to $14.7 million for the six months ended February 28, 2001.

         Interest Expense. Net interest expense (interest expense less interest income) decreased $1.2 million from $11.2 million for the six months ended February 29, 2000 to $10.0 million for the six months ended February 28, 2001. The decreased net interest expense was due to lower balances on the Company's revolving credit facility and to increased interest income earned.

         Income Taxes. The Company's effective tax rate for the six months ended February 28, 2001 was approximately 42.0% compared to a rate of 53.8% for the six months ended February 29, 2000. The decrease in the current period rate is primarily due to nondeductible permanent differences which applied to the prior year period but not to the six months ended February 28, 2001.

         Extraordinary Item. During February 2001, the Company repurchased $10.0 million of the 10.75% Senior Unsecured Notes due June 9, 2007 for $6.5 million in cash. An extraordinary net gain of $1.9 million was recorded as a result of the early retirement of debt.

Liquidity and Capital Resources

         Working capital (current assets minus current liabilities) at February 28, 2001 was $87.2 million and at August 31, 2000 was $69.2 million. The Company's current ratio (current assets divided by current liabilities) was 2.5:1 at February 28, 2001 and 2.3:1 at August 31, 2000.

         Net cash used in operating activities totaled $1.0 million and $15.4 million for the six months ended February 28, 2001 and February 29, 2000.

         Net cash used in investing activities for purchases of property, plant and equipment totaled $5.6 million and $3.4 million for the six months ended February 28, 2001 and February 29, 2000 respectively. Also, net cash provided by investing activities was $23.3 million and $.1 from the sale of assets for the six months ended February 28, 2001 and February 29, 2000 respectively.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

         Net cash used in financing activities of $6.6 million for the six months ended February 28, 2001 consisted primarily of the $6.5 million used to repurchase $10.0 million of 10.75% Senior Unsecured Notes due June 9, 2007. Net cash provided by financing activities of $16.0 million for the six months ended February 29, 2000 resulted primarily from net borrowings on the Company's revolving credit facility.

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

         Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company's secured revolving credit facility (the "Facility") with PNC Bank, N.A. as Agent Bank. The Company has renegotiated its secured revolving credit facility to provide for an increase in its revolving credit commitment up to $50,000,000. The commitment increase became effective January 8, 2001. The Facility expires on June 9, 2002 and is secured by certain qualifying cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds rate plus 1/4% for base rate borrowings and the LIBOR rate for Euro-Rate borrowings, which was 7.14% as of February 28, 2001.
In April 2001, the Company declared a dividend in the amount of $1,637,000.

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

         In February 2000, United States Environmental Protection Agency (USEPA) issued a final rule requiring the reduction of the sulfur content of gasoline. The Company anticipates that a material investment of funds will be required before 2008 to comply with this rule.

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

Item 1.       None

Item 2.       Changes in Securities
                                None

Item 3.       Defaults upon Senior Securities
                                None

Item 4.       Submission of Matters to a Vote of Security Holders
                                None

Item 5.       Other Information
                                None

Item 6.       Exhibits and Reports on Form 8K

                                (a) No reports on Forms 8-K have been filed for the quarter for which this report is being filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2001






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

Date: April 16, 2001






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

Date: April 16, 2001






                                        UNITED REFINING COMPANY OF PENNSYLVANIA
                                        ----------------------------------
                                        (Registrant)



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

Date: April 16, 2001






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

Date: April 16, 2001






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

Date: April 16, 2001






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

Date: April 16, 2001





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

Date:  April 16, 2001






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

Date: April 16, 2001






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

Date: April 16, 2001






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

Date: April 16, 2001






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

Date: April 16, 2001






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