Form 10-Q
period 2001-05-31
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2001-07-20
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


      (Mark One)

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 2001

        [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------

                          Commission File No. 333-35083

                             UNITED REFINING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                        25-1411751
------------------------------------                ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

15 Bradley Street
-----------------

Warren, Pennsylvania                                                16365
--------------------                                                -----
(address of principal                                             (Zip Code)
executive office)

Registrant's telephone number, including area code             814-726-4674
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

Number of shares outstanding of Registrant's Common Stock as of July 20, 2001:
100.

------------------------------------------------------------------------------------------------------------------------------
                                               TABLE OF ADDITIONAL REGISTRANTS
------------------------------------------------------------------------------------------------------------------------------

                                           State of Other         Primary Standard        IRS Employer
                                          Jurisdiction of            Industrial          Identification     Commission File
                Name                       Incorporation       Classification Number         Number              Number
------------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Corporation                 New York                  4612               25-1211902         333-35083-01
------------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Company                   Pennsylvania                4600               25-1416278         333-35083-03
------------------------------------------------------------------------------------------------------------------------------
United Refining Company of                  Pennsylvania                5541               25-0850960         333-35083-02
Pennsylvania
------------------------------------------------------------------------------------------------------------------------------
United Jet Center, Inc.                       Delaware                  4500               52-1623169         333-35083-06
------------------------------------------------------------------------------------------------------------------------------
Kwik-Fill, Inc.                             Pennsylvania                5541               25-1525543         333-35083-05
------------------------------------------------------------------------------------------------------------------------------
Independent Gas and Oil Company of            New York                  5170               06-1217388         333-35083-11
Rochester, Inc.
------------------------------------------------------------------------------------------------------------------------------
Bell Oil Corp.                                Michigan                  5541               38-1884781         333-35083-07
------------------------------------------------------------------------------------------------------------------------------
PPC, Inc.                                       Ohio                    5541               31-0821706         333-35083-08
------------------------------------------------------------------------------------------------------------------------------
Super Test Petroleum, Inc.                    Michigan                  5541               38-1901439         333-35083-09
------------------------------------------------------------------------------------------------------------------------------
Kwik-Fil, Inc.                                New York                  5541               25-1525615         333-35083-04
------------------------------------------------------------------------------------------------------------------------------
Vulcan Asphalt Refining Corporation           Delaware                  2911               23-2486891         333-35083-10
------------------------------------------------------------------------------------------------------------------------------

PART I.    FINANCIAL INFORMATION                                         PAGE(S)
--------------------------------

        Item 1.  Financial Statements

                 Consolidated Balance Sheets -
                 May 31, 2001 and August 31, 2000                              4

                 Consolidated Statements of Operations -
                 Nine Months and Quarters Ended May 31, 2001
                 and 2000                                                      5

                 Consolidated Statements of Cash Flows -
                 Nine Months Ended May 31, 2001 and 2000                       6

                 Notes to Consolidated Financial Statements                 7-11

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             12-17

PART II.   OTHER INFORMATION                                                  18
-----------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------
                                                                         MAY 31,
                                                                          2001           AUGUST 31,
                                                                       (UNAUDITED)          2000
-----------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
    Cash and cash equivalents                                           $ 33,943          $  7,430
    Accounts receivable, net                                              40,821            44,304
    Inventories                                                           97,786            61,894
    Prepaid expenses and other assets                                      6,351             8,877
-----------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                            178,901           122,505
PROPERTY, PLANT AND EQUIPMENT, NET                                       191,224           207,746
DEFERRED FINANCING COSTS                                                   4,548             5,497
OTHER ASSETS                                                               6,163             4,620
-----------------------------------------------------------------------------------------------------
                                                                        $380,836          $340,368
-----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT:
    Current installments of long-term debt                              $    148          $    150
    Accounts payable                                                      37,783            18,434
    Income taxes payable                                                   5,041               538
    Accrued liabilities                                                   15,875            12,810
    Sales, use and fuel taxes payable                                     15,527            15,809
    Deferred income taxes                                                  5,571             5,571
-----------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                        79,945            53,312
LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                               190,704           200,961
DEFERRED INCOME TAXES                                                     14,655            13,103
DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                    1,614             1,775
DEFERRED RETIREMENT BENEFITS                                              18,778            15,738
OTHER NONCURRENT LIABILITIES                                                 264               373
-----------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                               305,960           285,262
-----------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
    Common stock, $.10 par value per share - shares authorized
         100; issued and outstanding 100                                      --                --
    Additional paid-in capital                                            16,648             7,150
    Retained earnings                                                     58,228            47,956
-----------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDER'S EQUITY                                       74,876            55,106
-----------------------------------------------------------------------------------------------------
                                                                        $380,836          $340,368
-----------------------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
                                 (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              MAY 31,                          MAY 31,
                                                                     -----------------------------------------------------------
                                                                        2001            2000            2001            2000
---------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                             $272,383        $276,143        $814,784        $770,762
COSTS OF GOODS SOLD                                                    232,200         244,817         717,788         683,384
--------------------------------------------------------------------------------------------------------------------------------
          GROSS PROFIT                                                  40,183          31,326          96,996          87,378
--------------------------------------------------------------------------------------------------------------------------------
EXPENSES:
      Selling, general and administrative expenses                      18,086          18,794          54,697          57,074
      Depreciation and amortization expenses                             2,732           2,550           8,197           7,726
--------------------------------------------------------------------------------------------------------------------------------
          TOTAL OPERATING EXPENSES                                      20,818          21,344          62,894          64,800
--------------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                              19,365           9,982          34,102          22,578
--------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
      Interest income                                                      335              49           1,251             163
      Interest expense                                                  (5,142)         (5,907)        (16,094)        (17,178)
      Other, net                                                          (219)           (901)           (739)         (1,753)
      Costs associated with acquisition                                     --              --          (1,300)             --
--------------------------------------------------------------------------------------------------------------------------------
                                                                        (5,026)         (6,759)        (16,882)        (18,768)
--------------------------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAX EXPENSE                              14,339           3,223          17,220           3,810
INCOME TAX EXPENSE                                                       6,020           1,372           7,230           1,688
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                         8,319           1,851           9,990           2,122
EXTRAORDINARY ITEM, NET OF TAXES OF $22 AND $1,389 RESPECTIVELY             31              --           1,919              --
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $  8,350        $  1,851        $ 11,909        $  2,122
--------------------------------------------------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------
                                                                               NINE MONTHS ENDED
                                                                                    MAY 31,
                                                                         ----------------------------
                                                                            2001              2000
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $ 11,909           $  2,122
     Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:
     Depreciation and amortization                                         10,991             10,076
     Post-retirement benefits                                               3,040              2,145
     Change in deferred income taxes                                        3,635              1,488
     Gain on extinguishment of debt                                        (3,308)                --
     (Gain) loss on asset dispositions                                        231                (38)
     Cash used in working capital items                                    (3,632)           (42,224)
     Other, net                                                            (3,691)              (766)
------------------------------------------------------------------------------------------------------
            TOTAL ADJUSTMENTS                                               7,266            (29,319)
------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            19,175            (27,197)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investment securities                                     (3,714)                --
     Sale of investment securities                                          3,497                 --
     Additions to property, plant and equipment                            (7,640)            (4,610)
     Proceeds from asset dispositions                                      23,533                104
------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            15,676             (4,506)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends                                                             (1,637)                --
     Net borrowings on revolving credit facility                               --             30,000
     Proceeds from issuance of long term debt                                  --                152
     Deferred financing costs                                                  --                (50)
     Principal reductions of long term debt                                (6,701)              (191)
------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (8,338)            29,911
------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       26,513             (1,792)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              7,430              8,925
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 33,943           $  7,133
------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
     Accounts receivable, net                                            $  3,483           $ (9,852)
     Inventories                                                          (35,892)           (26,121)
     Prepaid expenses and other assets                                      2,526             (3,054)
     Accounts payable                                                      19,349             (8,243)
     Income taxes payable                                                   4,119                 --
     Accrued liabilities                                                    3,065              7,215
     Sales, use and fuel taxes payable                                       (282)            (2,169)
------------------------------------------------------------------------------------------------------
          TOTAL CHANGE                                                   $ (3,632)          $(42,224)
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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION         The accompanying unaudited consolidated
                                 financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ending August 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Form 10-K filing dated November 29,
                                 2000.

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

5. INVENTORIES                   Inventories consist of the following:

                                           MAY 31, 2001
                                           (UNAUDITED)         AUGUST 31, 2000
-------------------------------------------------- -----------------------------
Crude Oil                                    $29,609               $16,975
Petroleum Products                            43,960                22,819
                                          --------------------------------------
                  Total @ LIFO                73,569                39,794
                                          --------------------------------------

Merchandise                                   10,650                 9,020
Supplies                                      13,567                13,080
                                          --------------------------------------
                  Total @ FIFO                24,217                22,100
                                          --------------------------------------
        Total Inventory                      $97,786               $61,894
--------------------------------------------------------------------------------

                                 For the three and nine month periods ended May 31, 2001, the LIFO reserve was reduced by $1,300,000 and $4,800,000 respectively.

6. CREDIT FACILITY               Effective January 8, 2001, the Company
                                 renegotiated its secured revolving credit facility to provide for an increase in its revolving credit commitment up to $50,000,000.
                                 The Facility expires on June 9, 2002 and is secured by certain qualifying cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds rate plus 1/4% for base rate borrowings and the LIBOR rate for Euro-Rate borrowings, which was 5.81% as of May 31, 2001.

7. SUBSIDIARY GUARANTORS         Summarized financial information for the
                                 Company's wholly owned subsidiary guarantors is as follows (in thousands):

                                        MAY 31, 2001
                                         (UNAUDITED)          AUGUST 31, 2000
--------------------------------------------------------------------------------
Current Assets                            $ 50,967               $ 45,304
Noncurrent Assets                           69,436                 85,443
Current Liabilities                        113,284                127,180
Noncurrent Liabilities                       6,030                  9,300
--------------------------------------------------------------------------------


                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            MAY 31,                              MAY 31,
                                          (UNAUDITED)                          (UNAUDITED)
                               -------------------------------------------------------------------
                                    2001              2000              2001              2000
--------------------------------------------------------------------------------------------------
Net Sales                         $131,420          $153,910          $389,637          $422,141
Gross Profit                        15,831            17,548            45,892            52,382
Operating Income                       584             1,331               685             3,562
Net Loss                              (551)             (917)           (2,676)           (2,259)
--------------------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

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

         Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company's reportable segments is presented in the following tables (in thousands):


                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                  MAY 31,                             MAY 31,
                                               (UNAUDITED)                          (UNAUDITED)
                                       ------------------------------------------------------------------
                                         2001              2000               2001               2000
---------------------------------------------------------------------------------------------------------
Net Sales
     Retail                            $130,209          $152,621           $386,117           $418,289
     Wholesale                          142,174           123,522            428,667            352,473
                                     --------------------------------------------------------------------
                                       $272,383          $276,143           $814,784           $770,762
                                     --------------------------------------------------------------------
Intersegment Sales
     Wholesale                         $ 61,378          $ 70,950           $183,894           $184,177
                                     --------------------------------------------------------------------

Operating Income (Loss)
     Retail                            $    300          $    684           $   (270)          $  1,378
     Wholesale                           19,065             9,298             34,372             21,200
                                     --------------------------------------------------------------------
                                       $ 19,365          $  9,982           $ 34,102           $ 22,578
                                     --------------------------------------------------------------------

Depreciation and Amortization
     Retail                            $    765          $    716           $  2,295           $  2,145
     Wholesale                            1,967             1,834              5,902              5,581
                                     --------------------------------------------------------------------
                                       $  2,732          $  2,550           $  8,197           $  7,726
                                     --------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                   MAY 31, 2001
                                   (UNAUDITED)          AUGUST 31, 2000
-------------------------------------------------------------------------
Total Assets
     Retail                         $ 97,701                $108,925
     Wholesale                       283,135                 231,443
                                 ----------------------------------------
                                    $380,836                $340,368
                                 ----------------------------------------

Capital Expenditures
     Retail                         $  2,445                $  1,455
     Wholesale                         5,195                   4,445
                                 ----------------------------------------
                                    $  7,640                $  5,900
                                 ----------------------------------------


9. TRANSACTIONS WITH AFFILIATED COMPANIES

         On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. The excess of the sales price over the net historic cost of the assets and liabilities of $9,497,000 (net of income taxes) was credited to additional paid-in capital during the quarter. The Company has used $6,607,000 as of May 31, 2001 and an additional $5,543,000 subsequent thereafter of the proceeds to repurchase the 10.75% Senior Unsecured Notes (Notes 11 & 12). The balance has been used for capital expenditures. For the nine months ended May 31, 2001, net sales to the affiliate amounted to $30,897,000.

         Concurrent with the asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units on a turnkey basis. For the nine months ended May 31, 2001, the Company billed the affiliate $843,000 for management fees and overhead expenses incurred in the management and operation of the 50 retail units.

         The management agreement further requires the Company to periodically reimburse the affiliate for the gross revenues less direct costs, overhead expenses and management fees incurred by the Company in the operation of the units. As of May 31, 2001 the Company was indebted to the affiliate for $645,000 under the terms of the agreement, which is included in accounts payable.

10. COSTS ASSOCIATED WITH ACQUISITION

         On November 9, 2000, a subsidiary of United Refining Company ("United") submitted a written proposal to the board of Getty Petroleum Marketing, Inc. ("Getty") for the purchase of its approximately 14 million outstanding shares of common stock. The proposal indicated that the United subsidiary would be willing and fully prepared to pay $5.75 per share for all of the outstanding shares. On December 7, 2000, the subsidiary increased its offer to $6.00 per share. The amended proposal was not accepted by Getty and expired on December 8, 2000. The Company has recorded a $1,300,000 charge at May 31, 2001 for the estimated expenses associated with the unsuccessful acquisition.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

11. EXTRAORDINARY ITEM

         During February and March 2001, the Company repurchased $10,165,000 of 10.75% Senior Unsecured Notes due June 9, 2007 for $6,607,000 in cash. An extraordinary net gain of $1,919,000 was recorded as a result of the early retirement of debt, consisting of $3,558,000 of retirement discount less $250,000 of associated debt issuance costs, net of a tax charge of $1,389,000.


12. DIVIDEND

         During April 2001, the Company declared and paid a dividend in the amount of $1,637,000.


13. SUBSEQUENT EVENTS

         During June 2001, the Company repurchased an additional $7,000,000 of 10.75% Senior Unsecured Notes due June 9, 2007 for $5,543,000 in cash. An extraordinary gain of $751,000 will be recorded as a result of this early retirement of debt, consisting of $1,457,000 of retirement discount less $162,000 of debt issuance costs, net of a tax charge of $544,000.

         Effective June 1, 2001, the Company sold certain intangible assets to an unrelated entity and realized a $3,000,000 gain on the transaction. Concurrent with the sale, the Company entered into a 50% joint venture with the entity for the marketing of asphalt products. This joint venture will be accounted for using the equity method of accounting.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------


Recent Developments

         During the fiscal quarter ended May 31, 2001, industry-wide margins on gasoline and distillate, as indicated by the difference between the prices of crude oil contracts traded on the New York Mercantile Exchange (NYMEX) and the prices of NYMEX gasoline and heating oil contracts, improved significantly, primarily for the months of April and May. This contributed to improved gross profit, operating income and net income for the Company, as was the case for many petroleum refiners. The improved margins have been attributed to a perceived intermediate to long term shortage of refining capacity, particularly in the United States, as well as to shorter term factors including low levels of product inventories and operating problems at several U.S. refineries during this period. For June, industry margins as indicated by NYMEX contracts remained at the strong levels of April and May, but in NYMEX trading for July and August, the indicated margins have decreased significantly as product inventories have risen to more typical levels and U.S. refinery operating problems have been corrected. However, a number of industry analysts and government officials continue to express the opinion that there is an intermediate term shortage of U.S. refining capacity which could cause product prices and refinery margins to increase sharply again in the near future.

Results of Operations

         Comparison of Fiscal Quarters ended May 31, 2001 and May 31, 2000

         Net Sales. Net sales decreased $3.7 million or 1.3% from $276.1 million for the fiscal quarter ended May 31, 2000 to $272.4 million for the fiscal quarter ended May 31, 2001. Retail sales decreased $22.4 million, or 14.7% from $152.6 million to $130.2 million, while wholesale sales increased $18.7 million or 15.1% from $123.5 million to $142.2 million. The retail sales decrease was due to a 15.9% decrease in retail petroleum volume and a 17.8% decrease in retail merchandise sales, partially offset by a 2.4% increase in retail petroleum prices. The wholesale sales increase was due to a 24.8% increase in wholesale sales volume, partially offset by a 7.9% decrease in wholesale prices.

         The retail sales volume was reduced and the wholesale sales volume correspondingly increased by the transfer of 50 retail locations to a non-subsidiary affiliate by sale or lease terminations on September 29, 2000. These transactions reduced the Company's retail sales, but increased wholesale sales, as the Company now supplies these affiliate locations on a wholesale basis. On a same-store basis, excluding prior period retail sales by these 50 locations, consolidated net sales increased approximately 4.4%. Same-store retail petroleum volume increased 0.3%, retail petroleum prices increased 3.0%, and retail merchandise sales increased 4.0%. On the same comparable basis, wholesale petroleum volume increased 15.0% and wholesale prices decreased 8.5%.

         The increased wholesale volume on a comparable basis was due to higher crude processing rates at the Company's refinery and to a smaller increase in product inventory during the quarter ended May 31, 2001 than was the case in the prior year quarter. The decrease in wholesale prices was due primarily to lower asphalt prices, as large discounts for heavy sour crude oils with high yields of asphalt induced refiners to maximize processing of such crude oil grades, thus increasing the supply of asphalt. The decrease in the total dollar amount of consolidated sales was due to the lower price realized by selling fuel to the 50 affiliate locations on a wholesale basis in the quarter ended May 31, 2001, as compared to realizing the full retail pump price at those same locations in the prior year quarter, when those locations were owned or leased by the Company.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------


         Costs of Goods Sold. Costs of goods sold decreased $12.6 million or 5.1% from $244.8 million for the fiscal quarter ended May 31, 2000 to $232.2 million for the fiscal quarter ended May 31, 2001. Retail costs of goods sold decreased $20.8 million or 15.3% from $135.6 million to $114.8 million, while wholesale costs of goods sold increased $8.2 million or 7.5% from $109.2 million to $117.4 million. The decrease in consolidated costs of goods sold was primarily due to strong price discounts received by the Company on heavy high sulfur crude oil grades. The increase in wholesale costs of goods sold was primarily due to the previously discussed sale or lease terminations involving 50 retail locations now owned by a non-subsidiary affiliate, since these locations were supplied on a retail basis in the prior year quarter, but are now supplied on a wholesale basis. Costs of goods sold for the quarter ended May 31, 2001 was slightly positively impacted by an approximate $0.3 million increase in the value of the Company's working inventories on a market valuation basis, which decreased costs of goods sold. This was reinforced by a $1.3 million reduction in the LIFO reserve, which had the effect of further increasing the value of the Company's inventories and reducing costs of goods sold. In the quarter ended May 31, 2000, costs of goods sold had benefited significantly from a $4.1 million increase in the value of working inventories. No LIFO inventory adjustment was made in that quarter.

         Gross Profit. Gross Profit increased $8.9 million from $31.3 million for the fiscal quarter ended May 31, 2000 to $40.2 million for the fiscal quarter ended May 31, 2001. This increase was primarily due to improved industry-wide margins on gasoline and distillate and to increased price discounts on heavy sour crude oil grades processed by the Company.

         Operating Expenses. Operating expenses decreased $0.5 million or 2.3% from $21.3 million for the fiscal quarter ended May 31, 2000 to $20.8 million for the fiscal quarter ended May 31, 2001. This decrease was primarily due to the elimination of station operating expenses associated with the 50 retail locations now owned by a non-subsidiary affiliate and to the reduction of retail overhead expenses by application of payments received from the non-subsidiary affiliate under an agreement by which the Company will manage those locations for the affiliate. These reductions more than offset increased depreciation, increased expenses for employee health benefits and increased same-station retail operating expenses for wages and for credit card processing. Increased depreciation was primarily due to capital equipment installed under the Company's Capital Improvement Plan. Increased same-store retail wages were primarily due to higher average hourly wages. Increased same-store credit card processing fees were the result of increased customer use of "Pay at the Pump" facilities and to higher retail prices, which increased per-transaction fees.

         Operating Income. As a result of the above, operating income increased $9.4 million from $10.0 million for the fiscal quarter ended May 31, 2000 to $19.4 million for the fiscal quarter ended May 31, 2001.

         Interest Expense. Net interest expense (interest expense less interest income) decreased $1.1 million from $5.9 million for the fiscal quarter ended May 31, 2000 to $4.8 million for the fiscal quarter ended May 31, 2001. The decreased net interest expense was primarily due to lower balances on the Company's Revolving Credit Facility and Senior Unsecured Notes and to interest income earned on cash deposits.

         Income Taxes. The Company's effective tax rate for the fiscal quarter ended May 31, 2001 was approximately 42.0% compared to a rate of 42.6% for the fiscal quarter ended May 31, 2000.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------


         Comparison of the Nine Months ended May 31, 2001 and May 31, 2000

         Net Sales. Net sales increased $44.0 million or 5.7% from $770.8 million for the nine months ended May 31, 2000 to $814.8 million for the nine months ended May 31, 2001. Retail sales decreased $32.2 million, or 7.7% from $418.3 million to $386.1 million, while wholesale sales increased $76.2 million or 21.6% from $352.5 million to $428.7 million. The retail sales decrease was due to a 14.6% decrease in retail petroleum volume and a 14.8% decrease in retail merchandise sales, partially offset by a 10.2% increase in retail petroleum prices. The wholesale sales increase was due to a 7.8% increase in wholesale volume and a 12.6% increase in wholesale prices.

         However, retail sales volume was reduced and wholesale sales volume correspondingly increased by the transfer of 50 retail locations to a non-subsidiary affiliate by sale or lease termination on September 29, 2000. These transactions reduced the Company's retail sales, but increased wholesale sales, as the Company now supplies these affiliate locations on a wholesale basis. On a same-store basis, excluding prior period retail sales by these 50 locations, same-store retail petroleum volume increased 0.3%, retail petroleum prices increased 10.8%, and retail merchandise sales increased 5.4%. On the same comparable basis, wholesale volume increased 0.8% and wholesale prices increased 11.8%.

         The slight increase in same-store retail petroleum volume and the increase in same-store merchandise sales was primarily due to the performance of the locations upgraded under the Company's Capital Improvement Plan completed at the end of fiscal 1999. The increase in retail and wholesale prices was primarily due to an increase in worldwide crude oil and petroleum product prices as reflected by an increase of approximately 19.1% in prices of NYMEX crude oil contracts for the nine months ended May 31, 2001, as compared to the nine months ended May 31, 2000.

         Costs of Goods Sold. Costs of goods sold increased $34.4 million or 5.0% from $683.4 million for the nine months ended May 31, 2000 to $717.8 million for the nine months ended May 31, 2001. Retail costs of goods sold decreased $26.4 million or 7.2% from $368.0 million to $341.6 million, while wholesale costs of goods sold increased $60.8 million or 19.3% from $315.4 million to $376.2 million. The increase in consolidated costs of goods sold was primarily due to a 19.1% increase in worldwide crude oil prices, as indicated by NYMEX crude oil contract prices for the nine months ended May 31, 2001 as compared to the prior year period. This was partially offset by strong price discounts on heavy high sulfur crude oil grades versus the light low sulfur crude oil traded on the NYMEX. The decrease in retail costs of goods sold was due to the previously discussed sale or lease terminations involving 50 retail locations now owned by a non-subsidiary affiliate, since these locations were supplied on a retail basis in the prior year period, but are now supplied on a wholesale basis. Costs of goods sold for the nine months ended May 31, 2001 were negatively impacted by an approximate $4.8 million decrease in the value of the Company's working inventories on a market valuation basis, which increased costs of goods sold. However, this was offset by a reduction in the LIFO reserve, which increased the value of the Company's total inventories by $4.8 million. In the nine months ended May 31, 2000, costs of goods sold had benefited from a $14.4 million increase in the value of working inventories. In the prior year period, LIFO exceeded market; thus, inventories were valued at net realizable value.

         Gross Profit. Gross profit increased $9.6 million from $87.4 million for the nine months ended May 31, 2000 to $97.0 million for the nine months ended May 31, 2001. This increase was primarily due to better industry-wide gasoline and distillate margins and larger price discounts on heavy high sulfur crude oil grades processed by the Company.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

         Operating Expenses. Operating expenses decreased $1.9 million or 2.9% from $64.8 million for the nine months ended May 31, 2000 to $62.9 million for the nine months ended May 31, 2001. This decrease was primarily due to the elimination of station operating expenses associated with the 50 retail locations now owned by a non-subsidiary affiliate and to the reduction of retail overhead expenses by application of payments received from the non-subsidiary affiliate under an agreement by which the Company will manage those locations for the affiliate. These reductions more than offset increased depreciation, increased expenses for employee health benefits and increased same-station retail operating expenses for wages and for credit card processing. Increased depreciation was primarily due to capital equipment installed under the Company's Capital Improvement Plan. Increased same-store retail wages were primarily due to higher average hourly wages. Increased same-store credit card processing fees were the result of increased customer use of "Pay at the Pump" facilities and to higher retail prices, which increased per-transaction fees.

         Operating Income. As a result of the above, operating income increased $11.5 million from $22.6 million for the nine months ended May 31, 2000 to $34.1 million for the nine months ended May 31, 2001.

         Interest Expense. Net interest expense (interest expense less interest income) decreased $2.2 million from $17.0 million for the nine months ended May 31, 2000 to $14.8 million for the nine months ended May 31, 2001. The decreased net interest expense was due to lower balances on the Company's Revolving Credit Facility and Senior Unsecured Notes and to increased interest income earned on cash deposits.

         Income Taxes. The Company's effective tax rate for the nine months ended May 31, 2001 was approximately 42.0% compared to a rate of 44.3% for the nine months ended May 31, 2000. The decrease in the current period rate is primarily due to nondeductible permanent differences which applied to the prior year period but not to the nine months ended May 31, 2001.

         Extraordinary Item. During the nine months ended May 31, 2001, the Company repurchased $10.2 million of the 10.75% Senior Unsecured Notes due June 9, 2007, for $6.6 million in cash. An extraordinary gain net of taxes of $1.9 million was recorded as a result of the early retirement of debt.

Liquidity and Capital Resources

         Working capital (current assets minus current liabilities) at May 31, 2001 was $99.0 million and at August 31, 2000 was $69.2 million. The Company's current ratio (current assets divided by current liabilities) was 2.2:1 at May 31, 2001 and 2.3:1 at August 31, 2000.

         Net cash provided by operating activities totaled $19.2 million for the nine months ended May 31, 2001 and net cash used in operating activities was $27.2 million for the nine months ended May 31, 2000.

         Net cash used in investing activities for purchases of property, plant and equipment totaled $7.6 million and $4.6 million for the nine months ended May 31, 2001 and May 31, 2000 respectively. Also, net cash provided from asset dispositions was $23.3 million and $0.1 million for the nine months ended May 31, 2001 and May 31, 2000 respectively.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

         Net cash used in financing activities of $8.3 million for the nine months ended May 31, 2001 consisted primarily of the $6.7 million used to repurchase $10.2 million of 10.75% Senior Unsecured Notes due July 9, 2007. Net cash provided by financing activities of $29.9 million for the nine months ended May 31, 2000 resulted primarily from net borrowings on the Company's revolving credit facility. In April 2001, the Company declared and paid a dividend in the amount of $1,637,000.

         The Company reviews its capital expenditures on an ongoing basis. The Company currently has budgeted approximately $8.0 million for capital expenditures in fiscal 2001. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal 2001.

         Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company's secured revolving credit facility (the "Facility") with PNC Bank, N.A. as Agent Bank. The Company has renegotiated its secured revolving credit facility to provide for an increase in its revolving credit commitment up to $50,000,000. The commitment increase became effective January 8, 2001. The Facility expires on June 9, 2002 and is secured by certain qualifying cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds rate plus 1/4% for base rate borrowings and the LIBOR rate for Euro-Rate borrowings, which was 5.81% as of May 31, 2001. In April 2001, the Company declared and paid a dividend in the amount of $1,637,000.

         During June 2001, the Company repurchased an additional $7,000,000 of 10.75% Senior Unsecured Notes due June 9, 2007 for $5,543,000 in cash. An extraordinary gain of $751,000 will be recorded as a result of this early retirement of debt, consisting of $1,457,000 of retirement discount less $162,000 of debt issuance costs, net of a tax charge of $544,000.

         Effective June 1, 2001, the Company sold certain intangible assets to an unrelated entity for $3,000,000 in cash. Concurrent with the sale, the Company entered into a 50% joint venture with the entity for the marketing of asphalt products. This joint venture will be accounted for using the equity method of accounting.

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

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings

                The judgment entered in the lawsuit between the Company and the
            Pennsylvania Environmental Defense Foundation ("PEDF") on March 21, 2000 was paid and fully satisfied of record in the United States District Court for the Western District of Pennsylvania on June 22, 2001. This judgment did not have a material effect on the Company's results of operations or financial position.

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

Date:  July 20, 2001




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

Date:  July 20, 2001




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

Date:  July 20, 2001




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

Date:  July 20, 2001




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

Date:  July 20, 2001




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

Date:  July 20, 2001




                                         KWIK-FILL, INC.
                                         ---------------------------------------
                                         (Registrant)



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

Date:  July 20, 2001



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

Date:  July 20, 2001




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

Date:  July 20, 2001




                                         PPC, INC.
                                         ---------------------------------------
                                         (Registrant)



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

Date:  July 20, 2001




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

Date:  July 20, 2001




                                         KWIK-FIL, INC.
                                         ---------------------------------------
                                         (Registrant)



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

Date:  July 20, 2001




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