Form 10-K405
period 2001-08-31
UNITED REFINING CO; VULCAN ASPHALT REFINING CORP; KWIK FIL INC; SUPER TEST PETROLEUM INC; PPC INC; BELL OIL CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; KWIK FILL INC; UNITED JET CENTER INC; UNITED REFINING CO /PA/
filed 2001-11-29
CIK 101462, 1045546, 1045540, 1045545, 1045544, 1045543, 1045547, 1045541, 1045542, 1040270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED AUGUST 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                       ---------   ------------

Commission File No. 333-35083

                             UNITED REFINING COMPANY
             (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                                   25-1411751
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                        Identification No.)

            See Table of Additional Subsidiary Guarantor Registrants

         15 BRADLEY STREET, WARREN, PA                           16365
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

                                Yes    X        No
                                    -----------    -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of November 29, 2001, 100 shares of the Registrant's common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant's are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

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
Corporation
-------------------------------- ------------------------ ------------------------- --------------------- ---------------------

ITEM 1.    BUSINESS.

INTRODUCTION

      The Company is a leading integrated refiner and marketer of petroleum products in its primary market area, which encompasses western New York and northwestern Pennsylvania. The Company owns and operates a medium complexity 65,000 barrel per day ("bpd") petroleum refinery in Warren, Pennsylvania where it produces a variety of products, including various grades of gasoline, diesel fuel, kerosene, jet fuel, No. 2 heating oil, and asphalt. The Company sells gasoline and diesel fuel under the "Kwik Fill(R)" brand name at a network of Company-operated retail units. As of August 31, 2001, the Company operated 302 units, of which, 185 units are owned, 68 units are leased and the remaining stores are operated under a management agreement. For the year ended August 31, 2001 (sometimes referred to as "fiscal 2001"), approximately 69% and 25% of the Company's gasoline and diesel fuel production, respectively, was sold through this network. The Company operates convenience stores at most of its retail units, primarily under the "Red Apple Food Mart(R)" brand name. The Company also sells its petroleum products to long-standing regional wholesale customers.

      For the fiscal year ended August 31, 2001, the Company had total revenues of approximately $1.1 billion, of which approximately 52% were derived from gasoline sales, approximately 39% were from sales of other petroleum products and approximately 9% were from sales of merchandise and other revenue. The Company's capacity utilization rates have ranged from approximately 90% to approximately 100% over the last five years. In fiscal 2001, approximately 70% of the Company's refinery output consisted of higher value products such as gasoline and distillates.

      The Company believes that the location of its 65,000 bpd refinery in Warren, Pennsylvania provides it with a transportation cost advantage over its competitors, which is significant within an approximately 100-mile radius of it's refinery. For example, in Buffalo, New York over its last five fiscal years, the Company has experienced approximately 2.0 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. The Company owns and operates the Kiantone Pipeline, a 78-mile long crude oil pipeline which connects the refinery to Canadian, U.S. and world crude oil sources through the Enbridge Pipe Line system. Utilizing the storage facilities of the pipeline, the Company is able to blend various grades of crude oil from different suppliers, allowing it to efficiently schedule production while managing feedstock mix and product yields in order to optimize profitability.

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

      As of August 31, 2001, the Company operated 302 retail units, of which 170 are located in New York, 123 in Pennsylvania and 9 in Ohio. In fiscal 2001, approximately 69% of the refinery's gasoline production was sold through the Company's retail network. In addition to gasoline, all units sell convenience merchandise, 36 are quick serve restaurants (QSR's) including franchise operations and seven of the units are full-service truck stops. Customers may pay for purchases with credit cards including the Company's own Kwik Fill(R) credit card. In addition to this credit card, the Company maintains a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins. The Company has consolidated its entire retail system under the Red Apple Food Mart(R) and Kwik Fill(R) brand names, providing the chain with a greater regional brand awareness.

RECENT DEVELOPMENTS

     During May 2001, the Company entered into an agreement to acquire the business of Country Fair, Inc. and its affiliate. Country Fair, Inc. is headquartered in Erie, PA and is a closely held private company. Country Fair, Inc. operates 67 convenience stores throughout northwestern Pennsylvania, southwestern New York, and eastern Ohio; consequently these stores fit well within United's retail marketing strategy. The stores will continue to be operated as "Country Fair" as a subsidiary of United Refining Company.

     Closing date for this transaction is presently anticipated to occur during the second quarter of fiscal year 2002. This transaction is subject to certain conditions.

     On September 29, 2000, the Company sold 42 retail units to an affiliate for the sum of $23,870,000. The excess of the sales price over the net historic cost of the assets and liabilities of $9,498,000 (net of income taxes) was credited to additional paid-in capital. Net revenues for these 42 retail units for the fiscal year ended August 31, 2000 were approximately $92 million. Concurrent with the asset sale, the Company entered into a management agreement with an affiliate to operate and manage the retail units. The Company's Board of Directors received a fairness opinion regarding the entire transaction's fairness to the Company from a financial point of view.

     Effective June 1, 2001, the Company sold certain intangible assets of Vulcan Asphalt Refining Company (a division of United Refining Company) to an unrelated entity and realized a $3,000,000 gain on the transaction. Concurrent with the sale, the Company entered into a 50% joint venture with the entity for the marketing of asphalt products. This joint venture is accounted for using the equity method of accounting.

INDUSTRY OVERVIEW

      The Company is a regional refiner and marketer located primarily in Petroleum Administration for Defense District I ("PADD I"). As of January 1, 2001, there were 16 refineries operating in PADD I with a combined crude processing capacity of 1.7 million bpd, representing approximately 10% of U.S. refining capacity. Petroleum product consumption during calendar year 2000 in PADD I averaged 5.9 million bpd, representing approximately 30% of U.S. demand based on industry statistics reported by the U.S. Energy Information Administration (the "EIA"). According to the Lundberg Letter, an industry newsletter, total gasoline consumption in the region grew by approximately 1.0% during 2000. Refined petroleum production in PADD I is insufficient to satisfy demand for such products in the region, making PADD I a net importer of such products.

      The Company believes that domestic refining capacity utilization is close to maximum sustainable limits because of the existing high throughput coupled with a minimal change in refining capacity. The Company believes that high utilization rates coupled with little anticipated crude capacity expansion is likely to result over the long term in improved operating margins in the refining industry.

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

BUSINESS STRATEGY

      The Company's goal is to strengthen its position as a leading producer and marketer of high quality refined petroleum products within its primary market area. The Company plans to accomplish this goal through continued attention to optimizing the Company's operations at the lowest possible cost, improving and enhancing the profitability of the Company. More specifically, the Company intends to:

      - Maximize the transportation cost advantage afforded the Company by its geographic location by increasing retail and wholesale market shares within its primary market area.

      - Expand sales of higher margin specialty products such as jet fuel, premium diesel, roofing asphalt and Strategic Highway Research Program ("SHRP") specification paving asphalt.

      - Optimize profitability by managing feedstock costs, product yields, and inventories through its recently improved refinery feedstock linear programming model and its system wide distribution model.

      - Continue to investigate strategic acquisitions and capital improvements to its existing facilities.

REFINING OPERATIONS

      The Company's refinery is located on a 92-acre site in Warren, Pennsylvania. The refinery has a rated capacity of 65,000 bpd of crude oil processing. The refinery averaged saleable production of approximately 63,900 bpd during fiscal 2000 and approximately 62,800 bpd during fiscal 2001. This minor reduction is attributable to a decline in refinery production resulting from the scheduled shutdown of certain refinery processing units for maintenance during portions of October 2000. The Company produces three primary petroleum products: gasoline, middle distillates and asphalt. The Company believes its geographic location in the product short PADD I is a marketing advantage. The Company's refinery is located in northwestern Pennsylvania and is geographically distant from the majority of PADD I refining capacity. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and the Company believes that no significant production from such refinery is currently shipped into the Company's primary market area.

      Products

      The Company presently produces two grades of unleaded gasoline, 87-octane regular and 93-octane premium. The Company also blends its 87 and 93 octane gasoline to produce a mid-grade 89 octane. In fiscal 2001, approximately 69% of the Company's gasoline production was sold through its retail network and the remaining 31% of such production was sold to wholesale customers.

      Middle distillates include kerosene, diesel fuel, heating oil (No. 2 oil) and jet fuel. In fiscal 2001 the Company sold approximately 83% of its middle distillate production to wholesale customers and the remaining 17% at its retail units, primarily at its seven truck stops. The Company also produces aviation fuels for commercial airlines (Jet-A) and military aircraft (JP-8).

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

       The Company's refining configuration allows the processing of a wide variety of crude oil inputs. During the past five years the Company's inputs have been of Canadian origin and range from light low sulfur (38 degrees API, 0.5% sulfur) to high sulfur heavy asphaltic (21 degrees API, 3.5% sulfur). The Company's ability to market asphalt enables it to purchase selected heavier crude oils at a lower cost.

      Supply of Crude Oil

      Even though the Company's crude supply is currently nearly all Canadian, it is not dependent on this source alone. Within 60 days, the Company could shift up to 60% of its crude oil requirements to some combination of domestic and offshore crude. With additional time, 100% of its crude requirements could be obtained from non-Canadian sources. Sixty-four percent of the Company's contracts with its crude suppliers are on a month-to month evergreen basis, with 30-to-60 day cancellation provisions; thirty-six percent of the Company's crude contracts are on an annual basis (with month to month pricing provisions). As of August 31, 2001, the Company had supply contracts with 20 different suppliers for an aggregate of 55,400 bpd of crude oil. The Company has contracts with three vendors amounting to 51% of daily crude oil supply (none more than 16,000 barrels per day). As of such date, the Company had no other contract covering more than 10% of its crude oil supply.

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

MARKETING AND DISTRIBUTION

      General

      The Company has a long history of service within its market area. The Company's first retail service station was established in 1927 near the Warren refinery, and it has steadily expanded its distribution network over the years.

      The Company maintains an approximate 60% / 40% split between sales at its rural and urban units. The Company believes this to be advantageous, balancing the higher gross margins and lower volumes often achievable due to decreased competition in rural areas with higher volumes and lower gross margins in urban areas. The Company believes that its rural convenience store units provide an important alternative to traditional grocery store formats. In fiscal 2001, approximately 69% and 25% of the Company's gasoline and diesel fuel production, respectively, was sold through this retail network.

     Effective June 1, 2001, the Company sold certain intangible assets of Vulcan Asphalt Refining Company (a division of United Refining Company) to an unrelated entity and realized a $3,000,000 gain on the transaction. Concurrent with the sale, the Company entered into a 50% joint venture with the entity for the marketing of asphalt products. This joint venture is accounted for using the equity method of accounting.

      Retail Operations

      As of August 31, 2001 the Company operated a retail marketing network (including those stores operated under a management agreement) that includes 302 retail units, of which 170 are located in western New York, 123 in northwestern Pennsylvania and 9 in eastern Ohio. The Company owns 185 of these units. Gasoline at these retail units is sold under the brand name Kwik Fill(R). Most retail units operate under the brand name Red Apple Food Mart(R). The Company believes that Red Apple Food Mart(R) and Kwik Fill(R) are well-recognized names in the Company's marketing areas. The Company believes that the operation of its retail units provides it with a significant advantage over competitors that operate wholly or partly through dealer arrangements because the Company has greater control over pricing and operating expenses, thus establishing a potential for improved margins.

      The Company classifies its stores into four categories: convenience stores, limited gasoline stations, truck stop facilities and other stores. Full convenience stores have a wide variety of foods, snacks, cigarettes and beverages and self-service gasoline. Thirty-six of such units are QSR's where food (primarily submarine sandwiches, pizza, chicken and lunch platters) is prepared on the premises for retail sales and also distribution to other nearby Company units which do not have in-store delicatessens. Mini convenience stores sell snacks, cigarettes and beverages and self-service gasoline. Limited gasoline stations sell gasoline; cigarettes, oil and related car care products and provide full service for gasoline customers. Truckstop facilities sell gasoline and diesel fuel on a self-service and full-service basis. All truckstops include either a full or mini convenience store and one has a truck repair garage. As of August 31, 2001, the average sales areas of the Company's convenience stores, limited gasoline stations, truckstops and other stores were 2,000, 200, 1,500 and 2,500 square feet, respectively.

      Total merchandise sales for fiscal year 2001 were $68.7 million, with a gross profit of approximately $18.2 million. Over the last five fiscal years, merchandise gross margins have averaged approximately 28.4% and the Company believes that merchandise sales will continue to remain a stable source of gross profit.

     Merchandise Supply

      The Company's primary merchandise vendor is Tripifoods, which is located in Buffalo, New York. During fiscal 2001, the Company purchased approximately 98% of its convenience merchandise from this vendor. Tripifoods supplies the Company with tobacco products, candy, deli foods, grocery, health and beauty products, and sundry items on a cost plus basis for resale. The Company also purchases coffee, dairy products, beer, soda, snacks, and novelty goods from direct store vendors for resale. The Company annually reviews its suppliers' costs and services versus those of alternate suppliers. The Company believes that alternative sources of merchandise supply at competitive prices are readily available.

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

      Wholesale Marketing and Distribution

      The Company sold in fiscal year 2001, on a wholesale basis, approximately 46,500 bpd of gasoline, distillate and asphalt products to distributor, commercial and government accounts. In addition, the Company sells approximately 1,000 bpd of propane to liquefied petroleum gas marketers. In fiscal 2001, the Company's production of gasoline, distillate and asphalt sold at wholesale was 31%, 83% and 100%, respectively. The Company sells 98.8% of its wholesale gasoline and distillate products from its refinery in Warren, PA and its Company-owned and operated product terminals. The remaining 1.2% are sold through third-party exchange terminals.

      The Company's wholesale gasoline customer base includes 50 branded dealer/distributor units operating under the Company's proprietary "Keystone(R)" and "Kwik Fill(R)" brand names. Long-term dealer/distributor contracts accounted for approximately 16% of the Company's wholesale gasoline sales in fiscal 2001. Supply contracts generally range from three to five years in length, with branded prices based on the prevailing Company wholesale rack price in Warren.

      The Company believes that the location of its refinery provides it with a transportation cost advantage over its competitors, which is significant within an approximately 100-mile radius of the Company's refinery. For example, in Buffalo, New York over its last five fiscal years, the Company has experienced an approximately 2.0 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. In addition to this transportation cost advantage, the Company's proximity to local accounts allows it a greater range of shipment options, including the ability to deliver truckload quantities of approximately 210 barrels versus much larger 25,000 barrel pipeline batch deliveries, and faster response time, which the Company believes help it provide enhanced service to its customers.

      The Company's ability to market asphalt is critical to the performance of its refinery, since such marketing ability enables the Company to process lower cost higher sulfur content crude oils which in turn affords the Company higher refining margins. Sales of paving asphalt generally occur during the summer months due primarily to weather conditions. In order to maximize its asphalt sales, the Company has made substantial investments to increase its asphalt storage capacity through the installation of additional tanks, as well as through the purchase or lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is the Company's ability to sell asphalt year-round to roofing shingle manufacturers. In fiscal 2001, the Company sold 6.6 million barrels of asphalt while producing 5.7 million barrels. This difference is primarily attributed to the Company's purchasing product for resale as part of its wholesale distribution network.

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

      The Company uses a network of six terminals to store and distribute refined products. This network provides gasoline, distillate and asphalt storage capacities (in thousands of barrels) of approximately 600, 850 and 1,650 barrels respectively as of August 31, 2001.

      During fiscal 2001, approximately 92% of the Company's refined products were transported from the refinery via truck transports, with the remaining 8% transported by rail. The majority of the Company's wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive costs. The Company also operates a fleet of ten gasoline tank trucks that supply approximately 25% of its Kwik Fill(R) retail stations.

      Product distribution costs to both retail and wholesale accounts are minimized through product exchanges. Through these exchanges, the Company has access to product supplies at approximately 39 sources located throughout the Company's retail marketing area. The Company seeks to minimize retail distribution costs through the use of a system wide distribution model.

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

      The Company's on-road diesel represented 65% of its total distillate sales in fiscal 2001. Since the reduction of sulfur in diesel required some new investment at most refineries, a two-tier market has developed in distillate sales. Due to capital constraints and timing issues, as well as strategic decisions not to invest in diesel fuel desulfurization, some other refineries are unable to produce specification highway diesel.

      Reformulated Gasoline ("RFG")

      The CAA required that by January 1, 1995 RFG be sold in the nine worst ozone non-attainment areas of the U.S. None of these areas are within the Company's marketing area. However, the CAA enabled the USEPA to specify 87 other, less serious ozone non-attainment areas that could opt into this program. In 1994, the Company spent approximately $7.4 million to enable its refinery to produce RFG for its marketing area because the Governors of Pennsylvania and New York had opted into the RFG program. In December 1994 such states elected to "opt out" of the program.

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

      In February 2000, USEPA issued a final rule requiring the reduction of the sulfur content of gasoline to 30 parts per million (PPM). Many refiners will have to achieve this reduction by January 2004, but some smaller refiners and those in certain Western states will be allowed to phase down sulfur more slowly, reaching the 30 PPM level as late as January 2008. Although United Refining Company is of a comparable size to some of the small refiners granted more time to comply, United was not classified as a small refiner for this purpose, nor are the Company's operations located in any of the states given additional time. However, the rule allows individual refiners to seek additional time to comply on a case by case basis at the discretion of USEPA, and the Company applied for additional time on August 29, 2000. USEPA granted the Company's request for additional time in which to phase down gasoline sulfur to 30 PPM until January 2008. The Company anticipates that a material investment of funds will be required before 2008 to comply with this rule.

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

EMPLOYEES

      As of August 31, 2001 the Company had approximately 1,652 full-time and 1,400 part-time employees. Approximately 2,409 persons were employed at the Company's retail units, 382 persons at the Company's refinery, Kiantone Pipeline and at terminals operated by the Company, with the remainder at the Company's office in Warren,

Pennsylvania. The Company has entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A, the International Union of Plant Guard Workers of America Local No. 502 and General Teamsters Local Union No. 397 covering 209, 7, 20 and 19 employees, respectively. The agreements expire on February 1, 2006, January 31, 2003, June 25, 2002 and July 31, 2005, respectively. The Company believes that its relationship with its employees is good.

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

FINANCING

         On June 9, 1997, the Company completed the sale (the "Private Offering") of $200 million principal amount 10 3/4% Series A Senior Notes due 2007 to Dillon, Read & Co. Inc. and Bear, Stearns & Co. Inc. in a transaction exempt from registration under the Securities Act of 1933, as amended. Subsequent to this issue, the Company exchanged the Series A Senior Notes for its 10 3/4% Series B Senior Notes due 2007 which were previously registered under the Securities Act of 1933, as amended. An aggregate of $200 million in principal amount of Series A Senior Notes were exchanged for Series B Senior Notes effective January 16, 1998. The form and terms of the Series B Senior Notes are identical in all material respects to the form and terms of the Series A Senior Notes except that the Series B Senior Notes are registered under the Securities Act and, therefore, do not bear legends restricting the transfer thereof. The Series B Senior Notes do not represent additional indebtedness of the Company and are entitled to the benefits of the Indenture, which is the same Indenture as the one under which the Series A Senior Notes were issued. During the fiscal year ending August 31, 2001, the Company purchased $19,865,000 of these notes for $14,185,000 in cash. An extraordinary gain of $3,029,000 was recorded as a result of the early retirement of debt, consisting of $5,680,000 less $470,000 of associated debt issuance costs, net of a tax charge of $2,181,000.


ITEM 2.    PROPERTIES.

      The Company owns a 92-acre site in Warren, Pennsylvania upon which it operates its refinery. The site also contains an office building housing the Company's principal executive office.

      The Company owns various real property in the states of Pennsylvania, New York and Ohio as of August 31, 2001, upon which it operates 185 retail units and two crude oil and six refined product storage terminals. The Company also owns the 78 mile long Kiantone Pipeline, a pipeline which connects the Company's crude oil storage terminal to the refinery's tank farm. The Company's right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. The Company also has easements, right-of-way agreements, leases, permits and similar agreements that would enable the Company to build a second pipeline on property contiguous to the Kiantone Pipeline.

      The Company also leases an aggregate of 68 sites in Pennsylvania, New York and Ohio upon which it operates retail units. As of August 31, 2001, the leases had an average remaining term of 35 months, exclusive of option terms.


ITEM 3.    LEGAL PROCEEDINGS.

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

     The Company has been named as a defendant in several lawsuits involving the marketing of petroleum products containing Methyl Tertiary Butyl Ether ("MTBE") and the alleged contamination of groundwater with MTBE within the State of New York. A portion of the litigation, together with other similar cases involving other parties, has been centralized before the U.S. District Court for the Southern District of New York pursuant to Transfer Order of the Judicial Panel on Multidistrict Litigation filed October 20, 2000. The remainder of the litigation is filed in New York state courts. The complaints seek, inter alia, compensatory and punitive damages and certification as a class action. Preliminary discovery has commenced and is continuing. No specific monetary demand has been made. Until the scope of the MTBE related claims is known, the Company is unable to determine their aggregate effect upon its operations and consolidated financial position.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  NONE


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDERS MATTERS.

                  NONE

ITEM 6.    SELECTED FINANCIAL DATA.

                                                                              Year Ended August 31,
                                                          1997           1998          1999           2000            2001
                                                          ----           ----          ----           ----            ----
                                                                              (Dollars in thousands)
Income Statement Data:
Net sales (2)                                       $    872,361   $    759,525   $    762,843   $  1,123,439  $    1,108,565
Gross margin (1) (2)                                     165,166        152,466        166,824        200,379         216,701
Refinery operating expenses (3)                           60,746         60,840         60,990         70,812          90,271
Selling, general and administrative expenses              73,200         75,064         77,487         80,390          73,234
Operating income (2)                                      22,990          8,242         19,305         39,009          42,483
Interest expense                                          17,509         22,188         22,377         22,962          21,051
Interest income                                            1,296          2,701          1,027            288           1,606
Other income (expense) (2)                                  (341)        (1,587)          (560)        (2,822)          1,836
Costs associated with terminated acquisition                   -              -              -              -          (1,300)
Equity in net earnings of affiliate                            -              -              -              -             516
Income (loss) before income tax expense  (benefit)         6,436        (12,832)        (2,605)        13,513          24,090
Income tax expense (benefit)                               2,588         (5,132)        (1,006)         6,828           9,840
Income (loss) before extraordinary item and
    cumulative effect of accounting change                 3,848         (7,700)        (1,599)         6,685          14,250
Extraordinary item, net of tax                            (6,653)             -              -              -           3,029
Cumulative effect of accounting change, net of tax             -              -          4,783              -               -
Net income (loss)                                         (2,805)        (7,700)         3,184          6,685          17,279
Balance Sheet Data (at end of period):
Total assets                                             346,392        342,579        349,240        340,368         355,557
Total debt                                               201,272        201,309        206,173        201,111         181,100
Total stockholder's equity                                52,937         45,237         48,421         55,106          75,966


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

(3) Refinery operating expenses include refinery fuel produced and consumed in refinery operations and priced at purchased natural gas price. Refinery fuel consumption per barrel of refinery throughput has remained constant but fuel expense has increased with increased natural gas price. Refinery fuel expense for produced and purchased fuel is $25,268, $24,603, $21,260, $31,096 and $48,500 for fiscal years 1997, 1998, 1999, 2000 and 2001 respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY BACKGROUND

General

      The Company is engaged in the refining and marketing of petroleum products. In fiscal 2001, approximately 69% and 25% of the Company's gasoline and diesel fuel production, respectively, was sold through the Company's network of service stations and truckstops. The balance of the Company's refined products were sold to wholesale customers. In addition to transportation and heating fuels, primarily gasoline and distillate, the Company is a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company's profitability is influenced by fluctuations in the market prices of crude oils and refined products. Although the Company's product sales mix helps to reduce the impact of large short-term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. Specifically, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt and retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise have been between 25% and 31% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices.

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

RECENT DEVELOPMENTS

     The Company's results in fiscal 2001 were impacted by the volatility of worldwide crude oil prices, as indicated by crude oil contracts traded on the New York Mercantile Exchange (NYMEX). NYMEX crude prices increased from a little under $25/BBL in December 1999 to over $34/BBL in December 2000, but decreased to a low of mid-$26/BBL in August 2001. For all of fiscal 2001, NYMEX crude oil prices averaged approximately $30/BBL versus approximately $27/BBL for fiscal 2000 contrasting to the approximately $15/BBL for fiscal 1999. Oil prices have faced downward pressure as a result of the September 11 terrorist attacks in the US, with market concerns of softening oil demand outweighing the potential risk to Mideast crude supplies. Current analyst estimates predict lower prices in 2002 compared to 2001.

     Although high worldwide crude oil prices have decreased, the Company continues to benefit from its ability to process a significant percentage of heavy sulfur grades of crude oil, as prices continue to stimulate production of these crude oil grades and encourage crude producers to continue a strong discount for these heavy high sulfur grades versus the light low sulfur crude oil traded via NYMEX contracts.

     During the fiscal year ended August 31, 2001, industry-wide margins on gasoline and distillate, as indicated by the difference between the prices of crude oil contracts traded on the New York Mercantile Exchange (NYMEX) and the prices of NYMEX gasoline and heating oil contracts, improved significantly for heating oil (120%) while decreasing slightly for gasoline (-2%), primarily for the months of April and May. This contributed to improved gross profit, operating income and net income for the Company, as was the case for many petroleum refiners. The improved margins have been attributed to an intermediate to long term shortage of refining capacity, particularly in the United States, as well as to shorter term factors including low levels of product inventories and operating problems at several U.S. refineries during this period. For October, industry margins as indicated by NYMEX contracts fell from the strong levels seen during the third quarter and early part of the fourth quarter of fiscal year 2001, and in NYMEX trading for November and December, the indicated margins have continued to decrease. A number of industry analysts and government officials continue to express the opinion that there is an intermediate term shortage of U.S. refining capacity which could cause product prices and refinery margins to increase sharply again in the near future. Oil prices have faced downward pressure as a result of the September 11 terrorist attacks in the US, with market concerns of softening oil demand outweighing the potential risk to Mideast crude supplies. The recent uncertainty associated with OPEC production cuts and the pressure on non-OPEC producers will have a significant impact on crude prices for 2002. Analyst indications are that all members desire prices at or above $18/BB to avoid serious budgetary pressure related to the growing demands in their countries to expand economic and social spending.

RESULTS OF OPERATIONS

Comparison of Fiscal 2001 and Fiscal 2000.

      Net Sales. Net sales remained constant at approximately $1.1 billion for fiscal 2000 and for fiscal 2001. Retail sales decreased $71.9 million, or 12.2% from $588.4 million to $516.5 million, while wholesale sales increased $57.0 million or 10.7% from $535.0 million to $592.0 million. Retail sales volume was reduced and wholesale sales volume correspondingly increased by the transfer of 50 retail locations to a non-subsidiary affiliate by sale or lease terminations on September 29, 2000. The retail sales decrease was due to a 15.6% decrease in retail petroleum volume and a 15.2% decrease in merchandise sales, partially offset by a 5.5% increase in retail petroleum prices. The wholesale sales increase was due to an 8.3% increase in wholesale volume, as the Company now supplies these affiliate locations on a wholesale basis, partially offset by a 5.3% decrease in wholesale prices.

     On a same-store basis, excluding prior period retail sales by these 50 locations, same-store retail petroleum volume increased 0.4%, retail petroleum prices increased 6.1%, and retail merchandise sales increased 5.9%. On the same comparable basis, wholesale petroleum volume increased 1.4% and wholesale prices increased 12.1%.

      Costs of Goods Sold. Costs of goods sold decreased $11.8 million or 1.2% from $993.9 million for fiscal 2000 to $982.1 million for fiscal 2001. Retail costs of goods sold decreased $67.4 million or 13.0% from $517.4 million to $450.0 million, while wholesale costs of goods sold increased $55.8 million or 11.7% from $476.4 million to $532.2 million. The decrease in consolidated costs of goods sold was primarily the result of the strong price discounts received by the Company on heavy high sulfur crude oil grades. These discounts offset an increase in world crude oil prices and a decrease in the value of the Company's working inventories on a market valuation basis, which increased costs of goods sold. The increase in wholesale costs of goods sold was primarily due to the previously discussed sale or lease terminations involving 50 retail locations now owned by a non-subsidiary affiliate, since these locations were supplied on a retail basis for most of the prior year, but are now supplied on a wholesale basis. Costs of goods sold in fiscal 2001 were increased by an approximate $3.9 million decrease in the value of the Company's working inventories. The decrease in the value of the Company's working inventories on a market valuation basis was offset by a $5.1 million reduction in the LIFO reserve, which had the effect of increasing the value of the Company's inventories and reducing costs of goods sold.

      Operating Expenses. Operating expenses decreased $6.7 million or 7.4% from $90.6 million for fiscal 2000 to $83.9 million for fiscal 2001. This decrease was primarily due to the elimination of station operating expenses associated with the 50 retail locations now owned by a non-subsidiary affiliate and to the reduction of retail overhead expenses by application of payments received from the non-subsidiary affiliate under an agreement by which the Company will manage those locations for the affiliate. These reductions more than offset increased expenses for employee wage and health benefits, depreciation and bad debt expense.

     Operating Income. Operating income increased $3.4 million from $39.0 million for fiscal 2000 to $42.4 million for fiscal 2001. Retail operating income increased $5.0 million from $2.0 million to $7.0 million, while wholesale operating income decreased $1.6 million from $37.0 million to $35.4 million. The consolidated net income increase was primarily due to an increase in wholesale margins which accompanied an increase in worldwide crude oil prices, partially offset by a reduction of per gallon retail petroleum margins, which typically occur during periods of rapidly increasing crude oil prices.

      Interest Expense. Net interest expense (interest expense less interest income) decreased $3.3 million from $22.7 million for fiscal 2000 to $19.4 million for fiscal 2001. The decreased net interest expense was primarily due to a reduction in long-term debt resulting from the Company's purchase of outstanding notes during fiscal year 2001, a reduction in borrowings on the Company's revolving credit facility and an increase in interest income earned.

      Income Taxes. The Company's effective tax rate for fiscal 2001 was approximately 40.9% compared to a rate of 50.5% for fiscal 2000. The higher rate for fiscal 2000 was primarily due to prior year tax audits.

     Extraordinary Item. During the fiscal year ending August 31, 2001, the Company purchased $19,865,000 of Senior Unsecured Notes for $14,185,000 in cash. An extraordinary gain of $3,029,000 was recorded as a result of the early retirement of debt, consisting of $5,680,000 less $470,000 of associated debt issuance costs, net of a tax charge of $2,181,000.

Comparison of Fiscal 2000 and Fiscal 1999.

      Net Sales. Net sales increased $360.6 million or 47.2% from $762.8 million for fiscal 1999 to $1.1 billion for fiscal 2000. Retail sales increased $150.2 million, or 34.3% from $438.2 million to $588.4 million, while wholesale sales increased $210.4 million or 64.8% from $324.6 million to $535.0 million. Net sales increases were primarily due to price increases of 70.2% and 32.9% for wholesale and retail petroleum, respectively and to 4.9% and 16.4% increases in retail petroleum volume and merchandise sales, respectively, partially offset by a 2.3% decrease in wholesale petroleum volume. The price increases were primarily due to a 78.6% increase in worldwide crude oil prices for fiscal 2000 versus fiscal 1999, as indicated by the prices of NYMEX crude oil contracts. The decrease in wholesale petroleum volume was primarily due to a decrease in crude oil processed at the Company's refinery as the result of the shutdown of certain refinery processing units for maintenance during portions of April and May, 2000.

      Costs of Goods Sold. Costs of goods sold increased $336.9 million or 51.3% from $657.0 million for fiscal 1999 to $993.9 million for fiscal 2000. Retail costs of goods sold increased $149.6 million or 40.7% from $367.8 million to $517.4 million, while wholesale costs of goods sold increased $187.2 million or 64.7% from $289.2 million to $476.4 million. The increase in consolidated costs of goods sold was primarily the result of the increase in world crude oil prices, partially offset by a 5.0% decrease in crude processing and larger discounts received on heavy, high sulfur crude oil purchases. Costs of goods sold in fiscal 2000 were reduced by the beneficial effect of an increase of approximately $7.2 million in the value of the Company's working inventories. Had the same method been used to value petroleum inventories on August 31, 2000 and on August 31, 1999, the benefit to costs of goods sold from the increase in working inventory would have been approximately $13.4 million for fiscal 2000 versus approximately $10.5 million for fiscal 1999. However, the increase in working inventory value for fiscal 2000 was partially offset by the effect of valuing the Company's inventories on August 31, 2000 under the LIFO cost method, whereas on August 31, 1999, inventories had been valued at market, whereas LIFO had exceeded market. For all the Company's petroleum inventories, including the working inventories, the effect of using the LIFO method was to value the August 31, 2000 inventories approximately $6.2 million lower than if the FIFO method had been used.

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

LIQUIDITY AND CAPITAL RESOURCES

      Working capital (current assets minus current liabilities) at August 31, 2001, was $93.2 million and at August 31, 2000 was $69.2 million. The Company's current ratio (current assets divided by current liabilities) was 2.6:1 at August 31, 2001, and was 2.3:1 at August 31, 2000.

      Net cash provided by operating activities totaled $34.8 million for fiscal 2001 and $8.7 for fiscal 2000. The net cash provided by operating activities for fiscal 2001 was achieved principally from an increase in cash generated by earnings (net income plus depreciation and amortization) of $31.7 million, net decreases in operating assets and liabilities (working capital) of $3.9 million, a change in deferred income taxes of $5.1 million, less a gain on the extinguishment of debt of ($5.2) million and a change in other items of ($.7) million.

      Net cash provided by investing activities totaled $13.3 million for the year ended August 31, 2001 as compared to net cash used in investing activities of $5.1 million for fiscal 2000. The net cash provided by investing activities for fiscal 2001 resulted from proceeds from asset dispositions of $23.6 million, sale of investment securities of $ 3.5 million, less net capital additions of ($10.1) million and the purchase of investment securities of ($3.7) million. For the fiscal year ended August 31, 2001 and 2000 respectively, cash and cash equivalents included $28.1 million and $2.1 million in government securities and commercial paper.

      The Company reviews its capital expenditures on an ongoing basis. During fiscal 2001, the Company invested approximately $10.1 million for capital improvements, which were funded from cash flow. The Company currently has budgeted approximately $6.0 million for capital expenditures in fiscal 2002. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations.

      Net cash used in financing activities totaled $20.2 million during fiscal 2001 primarily due to the early retirement of notes outstanding, scheduled principal payments on long-term debt and the payment of dividends.

     On September 29, 2000, the Company sold 42 retail units to an affiliate for the sum of $23,870,000. The excess of sales price over the net historic cost of the assets and liabilities of $9,498,000 (net of income taxes) was credited to additional paid-in capital.

     Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company's secured revolving credit facility (the "Facility") with PNC Bank, N.A. as Agent Bank. Effective January 8, 2001, the Company renegotiated this facility to provide for an increase in its revolving credit commitment up to $50,000,000. The Facility expires on June 9, 2002 and is secured by certain qualifying cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds effective rate plus 1/2% for base rate borrowings and the LIBOR rate for Euro-Rate borrowings, which was 3.58% as of August 31, 2001.

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

         Statement 133, as amended, is effective for all transactions entered into after June 15, 2000. The adoption of Statement 133 in fiscal 2001 did not have a material effect on the Company's financial position or results of operations.

         In June 2001, the FASB finalized Statements No. 141, "Business Combinations," ("Statement 141") and No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Statement 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. Statement 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of Statement 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in Statement 141.

         Statement 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, Statement 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in Statement 142. Statement 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Statement 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of Statement 142.

         The Company anticipates that the adoption of SFAS 141 and 142 will not have a material effect on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  N/A

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS


                                                           PAGE
Report of Independent Certified Public Accountants           21
Consolidated Financial Statements:
Balance Sheets                                               22
Statements of Operations                                     23
Statements of Stockholder's Equity                           24
Statements of Cash Flows                                     25
Notes to Consolidated Financial Statements                   26 thru 43

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholder
United Refining Company


We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended August 31, 2001. These consolidated financial statements are the responsibility of the management of United Refining Company and its subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



BDO Seidman, LLP


New York, New York
October 26, 2001

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                       AUGUST 31,
                                                                                       ------------------------------------
                                                                                                2001           2000
      --------------------------------------------------------------------------------------------------------------------
      ASSETS
      CURRENT:
           Cash and cash equivalents                                                      $    35,224     $     7,430
           Accounts receivable, net                                                            41,937          44,304
           Inventories                                                                         62,554          61,894
           Prepaid expenses and other assets                                                   13,312           8,877
      ----------------------------------------------------------------------------------------------------------------
                 TOTAL CURRENT ASSETS                                                         153,027         122,505
      PROPERTY, PLANT AND EQUIPMENT, NET                                                      190,951         207,746
      INVESTMENT IN AFFILIATED COMPANY                                                          1,529               -
      DEFERRED FINANCING COSTS, NET                                                             4,102           5,497
      OTHER ASSETS                                                                              5,948           4,620
      ----------------------------------------------------------------------------------------------------------------
                                                                                          $   355,557     $   340,368
      ----------------------------------------------------------------------------------------------------------------
      LIABILITIES AND STOCKHOLDER'S EQUITY
      CURRENT:
           Current installments of long-term debt                                         $       121     $       150
           Accounts payable                                                                    22,206          18,434
           Income taxes payable                                                                 2,373             538
           Accrued liabilities                                                                 12,411          12,810
           Sales, use and fuel taxes payable                                                   16,686          15,809
           Deferred income taxes                                                                4,157           5,571
           Amounts due affiliated companies                                                     1,905               -
      ----------------------------------------------------------------------------------------------------------------
                 TOTAL CURRENT LIABILITIES                                                     59,859          53,312
      LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                                              180,979         200,961
      DEFERRED INCOME TAXES                                                                    17,573          13,103
      DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                                   1,560           1,775
      DEFERRED RETIREMENT BENEFITS                                                             19,356          15,738
      OTHER NONCURRENT LIABILITIES                                                                264             373
      ----------------------------------------------------------------------------------------------------------------
                 TOTAL LIABILITIES                                                            279,591         285,262
      ----------------------------------------------------------------------------------------------------------------
      COMMITMENTS AND CONTINGENCIES
      STOCKHOLDER'S EQUITY:
           Common stock, $.10 par value per share - shares authorized
                 100; issued and outstanding 100                                                    -               -
           Additional paid-in capital                                                          16,648           7,150
           Retained earnings                                                                   59,318          47,956
      ----------------------------------------------------------------------------------------------------------------
                 TOTAL STOCKHOLDER'S EQUITY                                                    75,966          55,106
      ----------------------------------------------------------------------------------------------------------------
                                                                                          $   355,557     $   340,368
      ----------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

-------------------------------------------------------------------------------

                                                                                   YEAR ENDED
                                                                                   AUGUST 31,
                                                                  ----------------------------------------------
                                                                       2001          2000           1999
------------------------------------------------------------------------------------------------------------
NET SALES (INCLUDES CONSUMER EXCISE TAXES OF
    $134,218, $158,503 AND $148,007)                              $ 1,108,565    $ 1,123,439    $   762,843
COSTS OF GOODS SOLD                                                   982,135        993,872        657,009
------------------------------------------------------------------------------------------------------------
        GROSS PROFIT                                                  126,430        129,567        105,834
------------------------------------------------------------------------------------------------------------
EXPENSES:
    Selling, general and administrative expenses                       73,234         80,390         77,487
    Depreciation and amortization expenses                             10,713         10,168          9,042
------------------------------------------------------------------------------------------------------------
        TOTAL OPERATING EXPENSES                                       83,947         90,558         86,529
------------------------------------------------------------------------------------------------------------
        OPERATING INCOME                                               42,483         39,009         19,305
------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
    Interest income                                                     1,606            288          1,027
    Interest expense                                                  (21,051)       (22,962)       (22,377)
    Other, net                                                          1,836         (2,822)          (560)
    Costs associated with terminated acquisition                       (1,300)          --             --
    Equity in net earnings of affiliate                                   516           --             --
------------------------------------------------------------------------------------------------------------
                                                                      (18,393)       (25,496)       (21,910)
------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                      24,090         13,513         (2,605)
------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE (BENEFIT):
       Current                                                          4,700          2,330           (194)
       Deferred                                                         5,140          4,498           (812)
------------------------------------------------------------------------------------------------------------
                                                                        9,840          6,828         (1,006)
------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND
       EXTRAORDINARY ITEM                                              14,250          6,685         (1,599)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
    NET OF TAXES OF $3,122                                               --             --            4,783
EXTRAORDINARY ITEM, NET OF TAXES OF $2,181                              3,029           --             --
------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $    17,279    $     6,685    $     3,184
============================================================================================================


          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                 -----------------------------------------------
                        (IN THOUSANDS, EXCEPT SHARE DATA)

-------------------------------------------------------------------------------------------------------------------------------
                                                                           ADDITIONAL                        TOTAL
                                                   COMMON STOCK             PAID-IN        RETAINED      STOCKHOLDER'S
                                               SHARES         AMOUNT        CAPITAL        EARNINGS          EQUITY
        -----------------------------------------------------------------------------------------------------------------
        Balance at August 31, 1998              100              $     -       $  7,150   $   38,087       $     45,237
        Net income                                                     -              -        3,184              3,184
        -----------------------------------------------------------------------------------------------------------------
        Balance at August 31, 1999              100                    -          7,150       41,271             48,421
        Net income                                                     -              -        6,685              6,685
        -----------------------------------------------------------------------------------------------------------------
        Balance at August 31, 2000              100                    -          7,150       47,956             55,106
        Net income                                                     -              -       17,279             17,279
        Dividends                                                                     -       (5,917)            (5,917)
        Excess of selling price over
            historical cost of net assets
            sold to an affiliated company                              -          9,498            -              9,498
        -----------------------------------------------------------------------------------------------------------------
        Balance at August 31, 2001              100              $     -      $  16,648   $   59,318       $     75,966
        -----------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------
                                                                           YEAR ENDED AUGUST 31,
                                                              -------------------------------------------
                                                                       2001          2000          1999
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $ 17,279    $  6,685    $  3,184
     Adjustments to reconcile net income to net
             cash provided by (used in) operating activities:
          Cumulative effect of accounting change                         --          --        (7,905)
          Depreciation and amortization                                14,429      13,492      12,143
          Post-retirement benefits                                      3,618       1,683       1,705
          Change in deferred income taxes                               5,140       4,498       2,311
          Gain on extinguishment of debt                               (5,210)       --          --
          (Gain) loss on asset dispositions                               382         621        (783)
          Cash provided by (used in) working capital items              3,865     (17,328)    (24,489)
          Equity in net earnings of affiliate                            (516)       --          --
          Other, net                                                   (4,228)       (920)         13
---------------------------------------------------------------------------------------------------------
               TOTAL ADJUSTMENTS                                       17,480       2,046     (17,005)
---------------------------------------------------------------------------------------------------------
               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     34,759       8,731     (13,821)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in restricted cash and cash equivalents                    --          --        15,289
        and investments
     Purchase of investment securities                                 (3,714)       --          --
     Sale of investment securities                                      3,497        --          --
     Additions to property, plant and equipment                       (10,052)     (5,900)    (26,047)
     Proceeds from asset dispositions                                  23,550         807       2,417
---------------------------------------------------------------------------------------------------------
               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     13,281      (5,093)     (8,341)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends                                                         (5,917)       --          --
     Net (reductions) borrowings on revolving credit facility            --        (5,000)      5,000
     Principal reductions of long-term debt                           (14,329)       (235)       (313)
     Proceeds from issuance of long-term debt                            --           152        --
     Deferred financing costs                                            --           (50)       --
---------------------------------------------------------------------------------------------------------
               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (20,246)     (5,133)      4,687
---------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   27,794      (1,495)    (17,475)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            7,430       8,925      26,400
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $ 35,224    $  7,430    $  8,925
---------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
     Accounts receivable, net                                        $  2,367    $(11,065)   $ (6,222)
     Inventories                                                       (1,673)      8,834     (15,499)
     Prepaid expenses and other assets                                 (4,435)      1,269      (2,419)
     Accounts payable                                                   3,772     (16,293)      9,429
     Accrued liabilities                                                 (399)        436        (608)
     Amounts due affiliated companies                                   1,905        --          --
     Income taxes payable                                               1,451         538        --
     Sales, use and fuel taxes payable                                    877      (1,047)     (9,170)
---------------------------------------------------------------------------------------------------------
          TOTAL CHANGE                                               $  3,865    $(17,328)   $(24,489)
---------------------------------------------------------------------------------------------------------
CASH PAID DURING THE PERIOD FOR:
     Interest                                                        $ 21,765    $ 23,043    $ 22,084
     Income taxes                                                    $  5,381    $    125    $    207
---------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capital leases                                                  $    --     $     21    $    177
     Transfer of inventory to affiliated company                     $  1,013    $    --     $    --
---------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------

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

         Inventories and Exchanges

         Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include various parts for the refinery operations. If the cost of inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. As of August 31, 2001, had the Company utilized the FIFO inventory method, petroleum product inventories would have been higher by $1,062,000. As of August 31, 2001, the Company had a LIFO layer liquidation resulting in an inventory gain of approximately $526,000. As of August 31, 2000, the Company had a LIFO layer liquidation which resulted in an inventory reduction of approximately $1,400,000.

         Inventories consist of the following:

                                             AUGUST 31,
                                      -------------------------
                                         2001         2000
---------------------------------------------------------------
                                           (IN THOUSANDS)
Crude Oil                               $  15,236   $ 16,975
Petroleum Products                         24,412     22,819
---------------------------------------------------------------
             Total @ LIFO                  39,648     39,794
---------------------------------------------------------------

Merchandise                                10,099      9,020
Supplies                                   12,807     13,080
---------------------------------------------------------------
             Total @ FIFO                  22,906     22,100
---------------------------------------------------------------

      Total Inventory                   $  62,554   $ 61,894
---------------------------------------------------------------

         Included in petroleum product inventories are exchange balances either held for or due from other petroleum marketers. These balances are not significant.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------

         The Company does not own sources of crude oil and depends on outside vendors for its needs.

         Property, Plant and Equipment

         Property, plant and equipment is stated at cost and depreciated by the straight-line method over the respective estimated useful lives.

         Routine current maintenance, repairs and replacement costs are charged against income. Turnaround costs, which consist of complete shutdown and inspection of significant units of the refinery at intervals of two or more years for necessary repairs and replacements, are deferred when incurred and amortized on a straight-line basis over the period of benefit. Expenditures which materially increase values, expand capacities or extend useful lives are capitalized. A summary of the principal useful lives used in computing depreciation expense is as follows:


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

         The Company joins with the Parent and the Parent's other subsidiaries in filing a Federal Income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the tax sharing agreement between the Parent and its subsidiaries. As of August 31, 2001 and 2000, there were no amounts due from the Parent pursuant to the terms of the tax sharing agreement.

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------

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

         Segment Disclosures

         Effective in 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("Statement 131"), "Disclosure about Segments of an Enterprise and Related Information." Statement 131 standardizes the way that public companies report information about operating segments in annual and interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 requires segments to be determined based upon how operations are managed and evaluated internally (See Note 14).

         Change in Accounting Principle

         Effective September 1, 1998, the Company changed its method of accounting for major maintenance turnarounds and recorded a $4,783,000 credit, net of income taxes of $3,122,000 as the cumulative effect change as of September 1, 1998. Under the new accounting principle, the Company defers the cost of turnarounds when incurred and amortizes the costs to operations on a straight-line basis over the period of benefit. Previously,

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------

turnaround costs were estimated and accrued and charged to operations over the period preceding the next scheduled turnaround. The change was due to the increasingly difficult estimation process of determining the accurate costs charged to operations, due in part to the numerous and ever changing environmental rules and regulations. This change enables the Company to more accurately charge costs to production over the period most clearly benefited by the turnaround. As of August 31, 2001, net deferred turnaround costs included in other assets amounted to $4,985,000, net of accumulated amortization of $5,829,000.

         Employee Benefit Plan Disclosures

         Effective in 1999, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and other Post-retirement Benefits," which standardizes the disclosure requirements for pension and other post-retirement benefit plans. In addition, the statement requires additional information on changes in the benefit obligations and fair values of plan assets.

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

         Statement 133, as amended, is effective for all transactions entered into after June 15, 2000. The adoption of Statement 133 in fiscal 2001 did not have a material effect on the Company's financial position or results of operations.

         In June 2001, the FASB finalized Statements No. 141, "Business Combinations," ("Statement 141") and No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Statement 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. Statement 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of Statement 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in Statement 141.

         Statement 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, Statement 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in Statement 142. Statement 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Statement 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of Statement 142.

         The Company anticipates that the adoption of SFAS 141 and 142 will not have a material effect on the Company's financial position or results of operations.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------

         Reclassification

         Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the presentation in the current year.

2.       ACCOUNTS RECEIVABLE, NET

         As of August 31, 2001 and 2000, accounts receivable were net of allowance for doubtful accounts of $1,370,000 and $460,000 respectively.

3.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is summarized as follows:

                                                            AUGUST 31,
                                                   -----------------------------
                                                       2001           2000
--------------------------------------------------------------------------------
                                                             (IN THOUSANDS)
Refinery equipment,
        Including construction-in-progress             $ 179,232       $172,947
Marketing (i.e. retail outlets)                           82,186        101,152
Transportation                                             7,171          7,136
--------------------------------------------------------------------------------
                                                         268,589        281,235
Less:         Accumulated depreciation                    77,638         73,489
--------------------------------------------------------------------------------
                                                        $190,951       $207,746
--------------------------------------------------------------------------------


    4.   ACCRUED LIABILITIES

         Accrued liabilities include the following:

                                                                      AUGUST 31,
                                                               --------------------------
                                                                   2001         2000
-----------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)

Interest                                                       $     4,129   $    4,842

Payrolls and benefits                                                5,731        5,649

Other                                                                2,551        2,319
-----------------------------------------------------------------------------------------
                                                                $   12,411    $  12,810
-----------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


5.   LEASES

         The Company occupies premises, primarily retail gas stations and convenience stores and office facilities under long-term leases which require minimum annual rents plus, in certain instances, the payment of additional rents based upon sales. The leases generally are renewable for one to three five-year periods.

         As of August 31, 2001 and 2000, capitalized lease obligations, included in long-term debt, amounted to $613,000 and $656,000, respectively, net of current portion of $24,000 and $47,000 respectively. The related assets (retail gas stations and convenience stores) as of August 31, 2001 and 2000 amounted to $448,000 and $502,000, net of accumulated amortization of $253,000 and $354,000, respectively.

         Lease amortization amounting to $46,000, $70,000, and $72,000 for the years ended August 31, 2001, 2000, and 1999 respectively, is included in depreciation and amortization expense.

         Future minimum lease payments as of August 31, 2001 are summarized as follows:

                                                                 CAPITAL      OPERATING
YEAR ENDED AUGUST 31,                                            LEASES         LEASES
------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
2002                                                          $       112  $        3,201
2003                                                                  114           2,449
2004                                                                  118           1,854
2005                                                                                  957
2006                                                                  121
                                                                      124             564
Thereafter                                                            847
                                                                                    1,648
------------------------------------------------------------------------------------------
              Total minimum lease payments                          1,436          10,673
Less:         Minimum sublease rents                                    -             138
------------------------------------------------------------------------------------------
              Net minimum sublease payments                         1,436  $       10,535
                                                                             =============
Less:         Amount representing interest                            823
--------------------------------------------------------------------------
              Present value of net minimum
              lease payments                                  $       613
==========================================================================

         Net rent expense for operating leases amounted to $3,217,000, $3,324,000 and $3,386,000 for the years ended August 31, 2001, 2000 and 1999 respectively.

6.       CREDIT FACILITY

         In June 1997, the Company negotiated a $35,000,000 secured revolving credit facility (the "facility") with a syndicate of banks with PNC Bank, N.A. as Agent Bank. The facility provides for revolving credit loans and for the issuance of letters of credit. During February 2000, the Company renegotiated the facility to provide for a temporary increase in its revolving credit commitment up to $45,000,000. Effective January 8, 2001, the Company again renegotiated this facility to provide for an increase in its revolving credit commitment up to $50,000,000. The facility expires on June 9, 2002 and is secured by certain qualifying cash accounts, accounts receivable, and inventory, which amounted to $85,136,000 as of August 31, 2001. Until maturity, the Company may borrow, repay and reborrow on an amount not exceeding certain percentages of secured assets. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate plus up to .75% or the federal funds effective rate plus .50% for base rate borrowings and the LIBOR rate plus 1.25% to 2.5% for Euro-Rate borrowings, which was 5.08% as of August 31, 2001. As of August 31, 2001 and 2000 no letters of credit or borrowings were outstanding under the agreement. The Company pays a commitment fee of 3/8% per annum on the unused balance of the facility.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------

7. LONG-TERM DEBT

         During June 1997, the Company sold $200,000,000 of 10 3/4% Senior Unsecured Notes due 2007, Series A. Subsequent to this issue, the Company exchanged these notes for its 10 3/4% Senior Unsecured Notes due 2007, Series B. During the fiscal year ending August 31, 2001, the Company purchased $19,865,000 of these notes for $14,185,000 in cash. An extraordinary gain of $3,029,000 was recorded as a result of this early retirement of debt, consisting of $5,680,000 less $470,000 of associated debt issuance costs, net of a tax charge of $2,181,000. Such notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's subsidiaries (Note 15).

         Both the senior unsecured notes and secured credit facility require that the Company maintain certain minimum levels of tangible net worth, working capital ratios and cash flow and restrict the amount available to distribute dividends. The Company is currently in compliance with its loan covenants.

         A summary of long-term debt is as follows:

                                                                                 AUGUST 31,
                                                                     -------------------------------
                                                                        2001             2000
----------------------------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)
Long-term debt:
       10.75% senior unsecured notes due June 9, 2007,
             Series B                                              $     180,135           $200,000
       Other long-term debt                                                  965              1,111
----------------------------------------------------------------------------------------------------
                                                                         181,100            201,111
   Less:     Current installments of long-term debt                          121                150
----------------------------------------------------------------------------------------------------
             Total long-term debt, less current installments       $     180,979           $200,961
----------------------------------------------------------------------------------------------------

         The principal amount of long-term debt outstanding as of August 31, 2001, matures as follows:

YEAR ENDED AUGUST 31,
-------------------------------------------------------------------------------
                                                                (IN THOUSANDS)

2002                                                                   $   121

2003                                                                       103

2004                                                                       118

2005                                                                        89

2006                                                                        78

Thereafter                                                             180,591
-------------------------------------------------------------------------------

                                                                      $181,100
-------------------------------------------------------------------------------


         The following financing costs have been deferred and are being amortized to expense over the term of the related debt:

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


                                                                         AUGUST 31,
                                                                 ----------------------------
                                                                     2001          2000
---------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
Deferred financing costs                                         $    8,390        $  8,390
Less:  Accumulated amortization                                       3,818           2,893
       Write-off associated with debt extinguishment                    470               -
---------------------------------------------------------------------------------------------
                                                                   $  4,102        $  5,497
---------------------------------------------------------------------------------------------



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

         Net periodic pension cost and post-retirement healthcare benefit cost consist of the following components for the years ended August 31, 2001, 2000, and 1999:


                                             PENSION BENEFITS          OTHER POST-RETIREMENT BENEFITS
                                       ------------------------------  -------------------------------
                                         2001        2000      1999       2001        2000     1999
------------------------------------------------------------------------------------------------------
                                                               (IN THOUSANDS)
Service cost                            $ 1,611    $ 1,487    $ 1,430    $ 1,050    $   747   $   689
Interest cost on benefit obligation       2,482      2,149      2,014      1,508      1,064       931
Expected return on plan assets           (3,148)    (2,762)    (2,315)      --         --        --
Amortization of transition obligation       140        140        140        597        597       597
Amortization and deferrals                 (245)      (252)      (121)      --         (124)     (179)
------------------------------------------------------------------------------------------------------
Net periodic benefit cost               $   840    $   762    $ 1,148    $ 3,155    $ 2,284   $ 2,038
------------------------------------------------------------------------------------------------------


         The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended August 31, 2001 and 2000:

                                                                                                    OTHER
                                                                                               POST-RETIREMENT
                                                            PENSION BENEFITS                       BENEFITS
                                                      --------------- --------------    ---------------- --------------
                                                           2001           2000               2001            2000
----------------------------------------------------- -----------------------------------------------------------------
                                                                               (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation @ beginning of year                   $  31,879       $  29,975         $  15,726       $  13,796
    Service cost                                             1,611           1,487             1,050             747
    Interest cost                                            2,482           2,149             1,508           1,064
    Plan amendments                                            882               -                 -               -
    Actuarial (gains) losses                                   843            (955)            5,792           1,027
    Benefits paid                                             (861)           (777)             (623)           (908)
----------------------------------------------------- --------------- -------------- -- ---------------- --------------
Benefit obligation @ end of year                            36,836          31,879            23,453          15,726
----------------------------------------------------- --------------- -------------- -- ---------------- --------------
CHANGE IN PLAN ASSETS:
Fair values of plan assets @ beginning of year              35,391          30,150                 -               -
    Actual return on plan assets                            (5,360)          5,082                 -               -
    Company contributions                                        -             936               623             908
    Benefits paid                                             (861)           (777)             (623)           (908)
----------------------------------------------------- --------------- -------------- -- ---------------- --------------
Fair values of plan assets @ end of year                    29,170          35,391                 -               -
----------------------------------------------------- --------------- -------------- -- ---------------- --------------
Funded status                                                7,666          (3,512)           23,453          15,726
    Unrecognized actuarial gains (loss)                        456          10,181            (2,639)          3,152
    Unrecognized prior service cost                         (1,521)           (768)                -               -
    Unrecognized transition obligation                        (911)         (1,051)           (7,162)         (7,758)
----------------------------------------------------- --------------- -------------- -- ---------------- --------------
Accrued benefit cost                                      $  5,690        $  4,850         $  13,652       $  11,120
----------------------------------------------------- --------------- -------------- -- ---------------- --------------
WEIGHTED AVERAGE ASSUMPTIONS:
    Discount rate                                              7.5%            7.5%                7.5%          7.5%
                                                                                        ---------------- --------------
    Expected return on plan assets                             9.0%            9.0%
    Rate of compensation increase                         3.0%-4.5%       3.0%-4.5%
----------------------------------------------------- --------------- --------------


         For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 8.0% and 5%, respectively for 2001; the rates were assumed to decrease gradually to 5% for both medical and dental benefits until 2007 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1 percentage point change in the assumed healthcare cost trend rate would have the following effects:


                                                                       1% POINT       1% POINT
                                                                       INCREASE       DECREASE
                                                                      ---------      ----------
Effect on total of service and interest cost components              $     478         $  (381)
Effect on post-retirement benefit obligation                             3,905          (3,165)



         The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company's contributions to these plans amounted to $665,000, $607,000 and $576,000 for the years ended August 31, 2001, 2000 and 1999, respectively.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


   9.    INCOME TAXES

         Income tax expense (benefit) consists of:


                                         YEAR ENDED AUGUST 31,
                               -------------------------------------
                                  2001         2000        1999
--------------------------------------------------------------------
                                            (IN THOUSANDS)
Federal:
          Current               $   3,050   $   1,525    $    (185)
          Deferred                  4,981       3,743         (668)
--------------------------------------------------------------------
                                    8,031       5,268         (853)
--------------------------------------------------------------------
State:
          Current                   1,650         805           (9)
          Deferred                    159         755         (144)
--------------------------------------------------------------------
                                    1,809       1,560         (153)
--------------------------------------------------------------------
                                $   9,840   $   6,828    $  (1,006)
--------------------------------------------------------------------


         Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income
(loss) before income tax expense (benefit) and cumulative effect of accounting change is as follows:


                                                                                           YEAR ENDED AUGUST 31,
                                                                                ---------------------------------------
                                                                                      2001         2000         1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                            (IN THOUSANDS)

U. S. federal income taxes at the statutory rate of 34%                               $8,190       $4,595    $  (886)
State income taxes, net of Federal benefit                                             1,257        1,118       (172)
Federal income tax audit                                                                   4          966          -
Nondeductible expenses                                                                   112          170         16
Other                                                                                    277          (21)        36
-----------------------------------------------------------------------------------------------------------------------
                    Income tax attributable to income (loss) before
                    income tax expense (benefit) and cumulative effect of
                    accounting change and extraordinary item                          $9,840       $6,828    $(1,006)
-----------------------------------------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


         Deferred income tax liabilities (assets) are comprised of the following:

                                                                   AUGUST 31,
                                                          -----------------------------
                                                              2001            2000
---------------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)
Current deferred income tax liabilities (assets):
    Inventory valuation                                   $     5,895      $    6,536
    Accounts receivable allowance                                (351)            (85)
    Accrued liabilities                                        (1,380)           (872)
    Other                                                          (7)             (8)
---------------------------------------------------------------------------------------
                                                                4,157           5,571
---------------------------------------------------------------------------------------
Deferred income tax liabilities:
    Property, plant and equipment                              28,310          29,373
    Accrued liabilities                                        (8,623)         (7,492)
    Tax credits and carryforwards                                (713)         (6,181)
    State net operating loss carryforwards                     (1,683)         (3,287)
    Valuation allowance                                             7             644
    Other                                                         275              46
---------------------------------------------------------------------------------------
                                                               17,573          13,103
---------------------------------------------------------------------------------------
Net deferred income tax liability                          $   21,730       $  18,674
=======================================================================================


         The Company's results of operations are included in the consolidated Federal tax return of the Parent. For financial reporting purposes, valuation allowances of $7,000 and $644,000 at August 31, 2001 and 2000 were recognized for state net operating loss carryforwards not anticipated to be realized before expiration.

         The Tax Reform Act of 1986 created a separate parallel tax system called the Alternative Minimum Tax ("AMT") system. AMT is calculated separately from the regular U.S. Federal income tax and is based on a flat rate of 20% applied to a broader tax base. The higher of the two taxes is paid. The excess AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities in excess of AMT liabilities of future years. The Company generated AMT credits in prior years of approximately $700,000 that is available to offset the regular tax liability in the future years.

10.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

         The carrying amount of cash and cash equivalents, trade accounts receivable and current liabilities approximate fair value because of the short maturity of these instruments.

         The fair value of long-term debt (Note 7) was determined using the fair market value of the individual debt instruments. As of August 31, 2001, the carrying amount and estimated fair value of these debt instruments approximated $181,100,000 and $142,308,000, respectively.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


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

   12.   TRANSACTIONS WITH AFFILIATED COMPANIES

         On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. The excess of the sales price over the net historic cost of the assets and liabilities of $9,498,000 (net of income taxes) was credited to additional paid-in capital during the fiscal year ended August 31, 2001. The Company has used $12,150,000 of the proceeds to purchase $17,165,000 of 10.75% Senior Unsecured Notes due June 9, 2007 (Note 7). The balance of the proceeds has been used for capital expenditures.

         Concurrent with the asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the year ended August 31, 2001, the Company billed the affiliate $1,301,000 for management fees and overhead expenses incurred in the management and operation of the 50 retail units which amount was deducted from expenses. For the fiscal year ended August 31, 2001, net sales to the affiliate amounted to $41,768,000. As of August 31, 2001, the Company was indebted to the affiliate for $410,000 under the terms of the agreement.

         Effective June 1, 2001, the Company sold certain intangible assets to an unrelated entity and realized a $3,000,000 gain on the transaction which is recorded in other income. Concurrent with the sale, the Company entered into a 50% joint venture with the entity for the marketing of asphalt products. The joint venture is accounted for using the equity method of accounting. As part of its investment in the joint venture, the Company transferred $1,013,000 of inventory to it. For the year ended August 31, 2001, net sales to the joint venture amounted to $1,810,000. As of August 31, 2001, the Company owed the joint venture $1,495,000 under the terms of the agreement.

         The Company paid a service fee relating to certain costs incurred by its Parent for the Company's New York office. During the years ended August 31, 2001, 2000 and 1999, such fees amounted to approximately $991,000, $1,000,000 and $995,000 respectively.

         An affiliate of the Company leased eight retail gas stations and convenience stores to the Company under various operating leases which expired in 2001. Rent expense relating to these leases amounted to $20,000, $248,000, and $264,000 for the years ended August 31, 2001, 2000 and 1999 respectively.

 13.     ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------

The Agreement covers all discharges between approximately September 24, 1997 and May 4, 2000 alleged by DEP to be in violation of applicable law, regulation and permits issued to the Company. The Agreement requires the Company to evaluate and consider the upgrade of certain physical components associated with the Company's Warren, Pennsylvania refining facility. Failure by the Company to comply with the Agreement carries a $250 per day stipulated civil penalty. The Company believes it has complied in all respects with the ongoing requirements of the Agreement and that the future cost of compliance with the Agreement, if any, will not have a material adverse effect upon the operations or consolidated financial position of the Company.

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


                                                   YEAR ENDED AUGUST 31,
                                         -------------------------------------------
                                              2001          2000          1999
------------------------------------------------------------------------------------
                                                       (IN THOUSANDS)
Net Sales
      Retail                            $  516,541     $  588,398     $  438,235
      Wholesale                            592,024        535,041        324,608
                                        -------------------------------------------
                                        $1,108,565     $1,123,439     $  762,843
                                        -------------------------------------------
Intersegment Sales
      Wholesale                         $  236,539     $  264,698     $  142,039
                                        -------------------------------------------

Operating income
      Retail                            $    7,014     $    2,040     $    4,889
      Wholesale                             35,469         36,969         14,416
                                        -------------------------------------------
                                        $   42,483     $   39,009     $   19,305
                                        -------------------------------------------
Total Assets
      Retail                            $  103,161     $  108,925     $  113,599
      Wholesale                            252,396        231,443        235,641
                                        -------------------------------------------
                                        $  355,557     $  340,368     $  349,240
                                        -------------------------------------------
Depreciation and Amortization
      Retail                            $    2,916     $    2,938     $    2,310
      Wholesale                              7,797          7,230          6,732
                                        -------------------------------------------
                                        $   10,713     $   10,168     $    9,042
                                        -------------------------------------------
Capital Expenditures
      Retail                            $    3,704     $    1,455     $   18,698
      Wholesale                              6,348          4,445          7,526
                                        -------------------------------------------
                                        $   10,052     $    5,900     $   26,224
                                        -------------------------------------------

         During FYE 2000, the Company changed its methodology for allocating administrative overhead and its accounting classification of commission income resulting in the reclassification of prior period data.

15.      SUBSIDIARY GUARANTORS

         Certain of United Refining Company's (the "issuer") subsidiaries function as guarantors under the terms of the $200,000,000 Senior Unsecured Note Indenture due June 9, 2007. Financial information for the Company's wholly-owned subsidiary guarantors (Note 7) is as follows:

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

                                                         August 31, 2001
                                        -------------------------------------------------------
                                         Issuer       Guarantors    Eliminations   Consolidated
                                        -------------------------------------------------------
Assets
Current:
   Cash and cash equivalents            $  29,197     $   6,027      $    --        $  35,224
   Accounts receivable, net                32,669         9,268           --           41,937
   Inventories                             47,177        15,377           --           62,554
   Prepaid expenses and other
    assets                                 11,154         2,158           --           13,312
   Intercompany                            81,308        18,345        (99,653)          --
                                        -----------------------------------------------------
       Total current assets               201,505        51,175        (99,653)       153,027

Property, plant and equipment, net        121,074        69,877           --          190,951
Investment in affiliated company            1,529          --             --            1,529
Deferred financing costs, net               4,102          --             --            4,102
Other assets                                6,665           454         (1,171)         5,948
                                        -----------------------------------------------------
                                        $ 334,875     $ 121,506      $(100,824)     $ 355,557
                                        -----------------------------------------------------
Liabilities and Stockholder's
Equity
Current:
   Current installments of
    long-term debt                      $    --       $     121      $    --        $     121
   Accounts payable                        16,857         5,349           --           22,206
   Income taxes payable                     2,413           (40)          --            2,373
   Accrued liabilities                      9,739         2,672           --           12,411
   Sales, use and fuel
    taxes payable                          16,542           144           --           16,686
   Deferred income taxes                    4,507          (350)          --            4,157
   Amounts due affiliated
    companies                               1,495           410           --            1,905
   Intercompany                              --          99,653        (99,653)          --
                                        -----------------------------------------------------
       Total current liabilities           51,553       107,959        (99,653)        59,859

Long term debt: less current
   installments                           180,135           844           --          180,979
Deferred income taxes                      11,009         6,564           --           17,573
Deferred gain on settlement of
   pension plan obligations                 1,560           --            --            1,560
Deferred retirement benefits               18,610           746           --           19,356
Other noncurrent liabilities                 --             264           --              264
                                        -----------------------------------------------------
       Total liabilities                  262,867       116,377        (99,653)       279,591
                                        -----------------------------------------------------
Commitment and contingencies
Stockholder's equity
   Common stock, $.10 par value per
     share - shares authorized 100;
     issued and outstanding 100              --              18            (18)          --
   Additional paid-in capital               7,150        10,651         (1,153)        16,648
   Retained earnings                       64,858        (5,540)          --           59,318
                                        -----------------------------------------------------
       Total stockholder's equity          72,008         5,129         (1,171)        75,966
                                        -----------------------------------------------------
                                        $ 334,875     $ 121,506      $(100,824)     $ 355,557
                                        -----------------------------------------------------
                                                       August 31, 2000
                                        ------------------------------------------------------
                                         Issuer       Guarantors   Eliminations   Consolidated
                                        ------------------------------------------------------
Assets
Current:
   Cash and cash equivalents            $   4,107     $   3,323      $    --        $   7,430
   Accounts receivable, net                34,975         9,329           --           44,304
   Inventories                             47,938        13,956           --           61,894
   Prepaid expenses and other
    assets                                  6,856         2,021           --            8,877
   Intercompany                           103,904        16,675       (120,579)          --
                                        -----------------------------------------------------
       Total current assets               197,780        45,304       (120,579)       122,505

Property, plant and equipment, net        122,394        85,352           --          207,746
Investment in affiliated company             --            --             --             --
Deferred financing costs, net               5,497          --             --            5,497
Other assets                                5,700            91         (1,171)         4,620
                                        -----------------------------------------------------
                                        $ 331,371     $ 130,747      $(121,750)     $ 340,368
                                        -----------------------------------------------------
Liabilities and Stockholder's
Equity
Current:
   Current installments of
    long-term debt                      $    --       $     150      $    --        $     150
   Accounts payable                        11,551         6,883           --           18,434
   Income taxes payable                     3,488        (2,950)          --              538
   Accrued liabilities                     10,502         2,308           --           12,810
   Sales, use and fuel
    taxes payable                          15,436           373           --           15,809
   Deferred income taxes                    5,734          (163)          --            5,571
   Amounts due affiliated
    companies                                --            --             --             --
   Intercompany                              --         120,579       (120,579)          --
                                        -----------------------------------------------------
       Total current liabilities           46,711       127,180       (120,579)        53,312

Long term debt: less current
   installments                           200,000           961           --          200,961
Deferred income taxes                       5,952         7,151           --           13,103
Deferred gain on settlement of
pension  plan obligations                   1,775           --            --            1,775
Deferred retirement benefits               14,923           815           --           15,738
Other noncurrent liabilities                 --             373           --              373
                                        -----------------------------------------------------
       Total liabilities                  269,361       136,480       (120,579)       285,262
                                        -----------------------------------------------------
Commitment and contingencies
Stockholder's equity
   Common stock, $.10 par value per
     share - shares authorized 100;
     issued and outstanding 100              --              18            (18)          --
   Additional paid-in capital               7,150         1,153         (1,153)         7,150
   Retained earnings                       54,860        (6,904)          --           47,956
                                        -----------------------------------------------------
       Total stockholder's equity          62,010        (5,733)        (1,171)        55,106
                                        -----------------------------------------------------
                                        $ 331,371     $ 130,747      $(121,750)     $ 340,368
                                        -----------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)


                                                           Year Ended August 31, 2001
                                   -------------------------------------------------------------------------
                                              Issuer         Guarantors      Eliminations    Consolidated
                                   -------------------------------------------------------------------------
Net sales                                 $   828,563      $   521,276      $  (241,274)     $ 1,108,565
Costs of goods sold                           770,943          452,466         (241,274)         982,135
------------------------------------------------------------------------------------------------------------
      Gross profit                             57,620           68,810             --            126,430
------------------------------------------------------------------------------------------------------------
Expenses:
  Selling, general and administrative
     expenses                                  16,257           56,977             --             73,234
  Depreciation and amortization                 7,626            3,087             --             10,713
     expenses
------------------------------------------------------------------------------------------------------------
      Total operating expenses                 23,883           60,064             --             83,947
------------------------------------------------------------------------------------------------------------
      Operating income                         33,737            8,746             --             42,483
------------------------------------------------------------------------------------------------------------
Other income (expense):
   Interest income                              9,493            1,587           (9,474)           1,606
   Interest expense                           (22,459)          (8,066)           9,474          (21,051)
   Other, net                                   1,816               20             --              1,836
   Costs associated with                       (1,300)            --               --             (1,300)
    acquisition
   Equity in net earnings of                      516             --               --                516
    affiliate
------------------------------------------------------------------------------------------------------------
                                              (11,934)          (6,459)            --            (18,393)
------------------------------------------------------------------------------------------------------------
Income (loss) before income                    21,803            2,287             --             24,090
tax expense (benefit)
------------------------------------------------------------------------------------------------------------
Income tax expense (benefit):
   Current                                      5,070             (370)            --              4,700
   Deferred                                     3,847            1,293             --              5,140
------------------------------------------------------------------------------------------------------------
                                                8,917              923             --              9,840
------------------------------------------------------------------------------------------------------------
Income (loss) before
     cumulative effect
     of accounting change and
     extraordinary item                        12,886            1,364             --             14,250
Cumulative effect of accounting
     change,  net of taxes of $3,122             --               --               --               --
Extraordinary item, net of
taxes of $2,181                                 3,029             --               --              3,029
------------------------------------------------------------------------------------------------------------
Net income (loss)                         $    15,915      $     1,364      $      --        $    17,279
------------------------------------------------------------------------------------------------------------


                                                         Year Ended August 31, 2000
                                   -------------------------------------------------------------------------
                                             Issuer        Guarantors         Eliminations   Consolidated
                                   -------------------------------------------------------------------------
Net sales                                 $   799,379      $   593,535      $  (269,475)     $ 1,123,439
Costs of goods sold                           743,321          520,026         (269,475)         993,872
------------------------------------------------------------------------------------------------------------
      Gross profit                             56,058           73,509             --            129,567
------------------------------------------------------------------------------------------------------------
Expenses:
  Selling, general and administrative
     expenses                                  13,686           66,704             --             80,390
  Depreciation and amortization                 7,042            3,126             --             10,168
     expenses
------------------------------------------------------------------------------------------------------------
      Total operating expenses                 20,728           69,830             --             90,558
------------------------------------------------------------------------------------------------------------
      Operating income                         35,330            3,679             --             39,009
------------------------------------------------------------------------------------------------------------
Other income (expense):
   Interest income                             10,754            1,559          (12,025)             288
   Interest expense                           (24,273)         (10,714)          12,025          (22,962)
   Other, net                                  (2,033)            (789)            --             (2,822)
   Costs associated with                         --               --               --               --
    acquisition
   Equity in net earnings of                     --               --               --               --
    affiliate
------------------------------------------------------------------------------------------------------------
                                              (15,552)          (9,944)            --            (25,496)
------------------------------------------------------------------------------------------------------------
Income (loss) before income                    19,778           (6,265)            --             13,513
tax expense (benefit)
------------------------------------------------------------------------------------------------------------
Income tax expense (benefit):
   Current                                      5,240           (2,910)            --              2,330
   Deferred                                     4,763             (265)            --              4,498
------------------------------------------------------------------------------------------------------------
                                               10,003           (3,175)            --              6,828
------------------------------------------------------------------------------------------------------------
Income (loss) before
     cumulative effect
     of accounting change and
     extraordinary item                         9,775           (3,090)            --              6,685
Cumulative effect of accounting
     change,  net of taxes of                    --               --               --               --
Extraordinary item, net of
taxes of $2,181                                  --               --               --               --
------------------------------------------------------------------------------------------------------------
Net income (loss)                         $     9,775      $    (3,090)     $      --        $     6,685
------------------------------------------------------------------------------------------------------------


                                                         Year Ended August 31, 1999
                                   -------------------------------------------------------------------------
                                             Issuer         Guarantors       Eliminations    Consolidated
                                   -------------------------------------------------------------------------
Net sales                                 $   466,120      $   443,786      $  (147,063)     $   762,843
Costs of goods sold                           433,910          370,162         (147,063)         657,009
------------------------------------------------------------------------------------------------------------
      Gross profit                             32,210           73,624             --            105,834
------------------------------------------------------------------------------------------------------------
Expenses:
  Selling, general and administrative
     expenses                                   9,581           67,906             --             77,487
  Depreciation and amortization                 6,536            2,506             --              9,042
     expenses
------------------------------------------------------------------------------------------------------------
      Total operating expenses                 16,117           70,412             --             86,529
------------------------------------------------------------------------------------------------------------
      Operating income                         16,093            3,212             --             19,305
------------------------------------------------------------------------------------------------------------
Other income (expense):
   Interest income                              8,903            1,244           (9,120)           1,027
   Interest expense                           (23,383)          (8,114)           9,120          (22,377)
   Other, net                                  (1,395)             835             --               (560)
   Costs associated with                         --               --               --               --
    acquisition
   Equity in net earnings of                     --               --               --               --
    affiliate
------------------------------------------------------------------------------------------------------------
                                              (15,875)          (6,035)            --            (21,910)
------------------------------------------------------------------------------------------------------------
Income (loss) before income                       218           (2,823)            --             (2,605)
tax expense (benefit)
------------------------------------------------------------------------------------------------------------
Income tax expense (benefit):
   Current                                      1,336           (1,530)            --               (194)
   Deferred                                    (1,212)             400             --               (812)
------------------------------------------------------------------------------------------------------------
                                                  124           (1,130)            --             (1,006)
------------------------------------------------------------------------------------------------------------
Income (loss) before
     cumulative effect
     of accounting change and
     extraordinary item                            94           (1,693)            --             (1,599)
Cumulative effect of accounting
     change,  net of taxes of                   4,783             --               --              4,783
Extraordinary item, net of
taxes of $2,181                                  --               --               --               --
------------------------------------------------------------------------------------------------------------
Net income (loss)                         $     4,877      $    (1,693)     $      --        $     3,184
------------------------------------------------------------------------------------------------------------


                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)




                                                                       Year Ended August 31, 2001
                                                 --------------------------------------------------------------
                                                   Issuer        Guarantors        Eliminations   Consolidated
                                                 --------------------------------------------------------------
Net cash provided by (used in) operating         $ 51,718           $(16,959)    $       --       $    34,759
     activities
                                                 --------------------------------------------------------------
Cash flows from investing activities:
   Decrease in restricted cash and cash                --                 --             --                 -
       equivalents and investments
   Purchase of investment securities               (3,714)                 -             --            (3,714)
   Sale of investment securities                    3,497                  -             --             3,497
   Additions to property, plant and                (6,313)            (3,739)            --           (10,052)
       equipment
   Proceeds from asset dispositions                     2             23,548             --            23,550
                                                 --------------------------------------------------------------
          Net cash provided by (used in)           (6,528)            19,809             --            13,281
             investing activities
                                                 --------------------------------------------------------------
Cash flows from financing activities:
   Dividends                                       (5,917)                 -             --            (5,917)
   Net (reductions) borrowings on revolving             -                  -             --                 -
       credit  facility
   Principal reductions of long-term debt         (14,183)              (146)            --           (14,329)
   Proceeds from issuance of long-term debt             -                  -             --                 -
   Deferred financing costs                             -                  -             --                 -
                                                 --------------------------------------------------------------
          Net cash provided by (used in)          (20,100)              (146)            --           (20,246)
               financing  activities
                                                 --------------------------------------------------------------
Net increase (decrease) in cash and cash           25,090              2,704             --            27,794
     equivalents
Cash and cash equivalents, beginning of             4,107              3,323             --             7,430
     year
                                                 --------------------------------------------------------------
Cash and cash equivalents, end of year            $29,197           $  6,027     $       --      $     35,224

                                                 --------------------------------------------------------------



                                                                    Year Ended August 31, 2000
                                                 ----------------------------------------------------------------
                                                   Issuer        Guarantors        Elimination    Consolidated
                                                 ----------------------------------------------------------------
Net cash provided by (used in) operating           $8,508             $    223     $       --      $      8,731
     activities
                                                 ----------------------------------------------------------------
Cash flows from investing activities:
   Decrease in restricted cash and cash
       equivalents and investments                     --                   --             --                --
   Purchase of investment securities                   --                   --             --                --
   Sale of investment securities                       --                   --             --                --
   Additions to property, plant and
       equipment                                   (4,357)              (1,543)            --            (5,900)
   Proceeds from asset dispositions                   202                  605             --               807
                                                 ----------------------------------------------------------------
          Net cash provided by (used in)
             investing activities                  (4,155)                (938)            --            (5,093)
                                                 ----------------------------------------------------------------
Cash flows from financing activities:
   Dividends                                           --                   --             --                --
   Net (reductions) borrowings on revolving        (5,000)                  --             --            (5,000)
       credit  facility
   Principal reductions of long-term debt             (48)                (187)            --              (235)
   Proceeds from issuance of long-term debt            --                  152             --               152
   Deferred financing costs                           (50)                  --             --               (50)
                                                 ----------------------------------------------------------------
          Net cash provided by (used in)           (5,098)                 (35)            --            (5,133)
               financing  activities
                                                 ----------------------------------------------------------------
Net increase (decrease) in cash and cash             (745)                (750)            --            (1,495)
     equivalents
Cash and cash equivalents, beginning of             4,852                4,073             --             8,925
     year
                                                 ----------------------------------------------------------------
Cash and cash equivalents, end of year             $4,107             $  3,323      $      --       $     7,430
                                                 ----------------------------------------------------------------




                                                                     Year Ended August, 1999
                                                 ----------------------------------------------------------------
                                                   Issuer        Guarantors        Eliminations   Consolidated
                                                 ----------------------------------------------------------------
Net cash provided by (used in) operating         $(28,470)            $ 14,649      $      --       $   (13,821)
     activities
                                                 ----------------------------------------------------------------
Cash flows from investing activities:
   Decrease in restricted cash and cash            15,289                   --             --            15,289
       equivalents and investments
   Purchase of investment securities                   --                   --             --                --
   Sale of investment securities                       --                   --             --                --
   Additions to property, plant and                (7,384)             (18,663)            --           (26,047)
       equipment
   Proceeds from asset dispositions                    87                2,330             --             2,417
                                                 ----------------------------------------------------------------
          Net cash provided by (used in)
             investing activities                   7,992              (16,333)            --            (8,341)
                                                 ----------------------------------------------------------------
Cash flows from financing activities:
   Dividends                                           --                   --             --                --
   Net (reductions) borrowings on revolving         5,000                   --             --             5,000
       credit  facility
   Principal reductions of long-term debt             (72)                (241)            --              (313)
   Proceeds from issuance of long-term debt            --                   --             --                --
   Deferred financing costs                            --                   --             --                --
                                                 ----------------------------------------------------------------
          Net cash provided by (used in)            4,928                 (241)            --             4,687
               financing  activities
                                                 ----------------------------------------------------------------
Net increase (decrease) in cash and cash          (15,550)              (1,925)            --           (17,475)
     equivalents
Cash and cash equivalents, beginning of            20,402                5,998             --            26,400
     year
                                                 ----------------------------------------------------------------
Cash and cash equivalents, end of year           $  4,852             $  4,073      $      --       $     8,925
                                                 ----------------------------------------------------------------

                            UNITED REFINNING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16.      QUARTERLY FINANCIAL DATA (UNAUDITED)

----------------------------------------------------------------------------------------------------
                                                                                 INCOME BEFORE
                                                                               CUMULATIVE EFFECT
                                                                                 OF ACCOUNTING
                                                                                   CHANGE AND
                                                                GROSS            EXTRAORDINARY
                                            NET SALES           PROFIT                ITEM
----------------------------------------------------------------------------------------------------
                                                               (IN THOUSANDS)
                  2001

First Quarter                               $   296,183     $     30,647           $     1,429
Second Quarter                                  248,973           26,166                   242
Third Quarter                                   274,155           40,183                 8,319
Fourth Quarter                                  289,254           29,434                 4,260

                  2000

First Quarter                               $   246,365     $     28,273           $        65
Second Quarter                                  251,785           29,355                   206
Third Quarter                                   277,799           32,205                 1,851
Fourth Quarter                                  347,490           39,734                 4,563
----------------------------------------------------------------------------------------------------

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

                  NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of November 29, 2001 with respect to all directors and executive officers of the Company.


                                      DIRECTOR

           NAME              AGE       SINCE           POSITION        PRINCIPAL OCCUPATION FOR THE PAST 5 YEARS
           ----              ---       -----           --------        -----------------------------------------
John A. Catsimatidis         53         1986       Chairman of the     Chairman of the Board, Chief Executive
                                                     Board, Chief      Officer and President of Red Apple Group,
                                                      Executive        Inc. (a holding company for certain
                                                       Officer,        businesses, including the Company and
                                                       Director        corporations which operate supermarkets in
                                                                       New York); Chief Executive Officer and
                                                                       Director of Gristede's Foods, Inc., a public
                                                                       company whose common stock is listed on the
                                                                       American Stock Exchange and operates
                                                                       supermarkets in New York; a director of News
                                                                       Communications, Inc., a public company whose
                                                                       stock is traded over-the-counter and Fonda
                                                                       Paper Company, Inc., a privately held
                                                                       company.


Myron L. Turfitt             49         1988       President, Chief    President and Chief Operating Officer of the
                                                      Operating        Company since September 1996. From June 1987
                                                       Officer,        to September 1996 he was Chief Financial
                                                       Director        Officer and Executive Vice President of the
                                                                       Company.

Thomas C. Covert             67         1988        Vice Chairman      Vice Chairman of the Company since September
                                                     And Director      1996. From December 1987 to September 1996
                                                                       he was Executive Vice President and Chief
                                                                       Operating Officer of the Company.

Ashton L. Ditka              60         ---          Senior Vice       Senior Vice President - Marketing of the
                                                     President -       Company since July 1990.
                                                      Marketing

                                     DIRECTOR
           NAME               AGE      SINCE         POSITION       PRINCIPAL OCCUPATION FOR THE PAST 5 YEARS
           ----               ---      -----         --------       -----------------------------------------
Thomas E. Skarada              59       ---      Vice President -   Vice President - Refining of the Company
                                                     Refining       since February 1996. From September 1994 to
                                                                    February 1996 he was Assistant Vice
                                                                    President - Refining.


Frederick J. Martin, Jr.       47       ---      Vice President -  Vice President - Supply and Transportation
                                                    Supply and     of the Company since February 1993.
                                                  Transportation

James E. Murphy                56       ---       Vice President   Chief Financial Officer of the Company since
                                                    and Chief      January 1997. He was Vice President
                                                    Financial      - Finance from April 1995 to December 1996.
                                                     Officer

John R. Wagner                 42       ---      Vice President,   Vice President, General Counsel and
                                                     General       Secretary of the Company since August 1997.
                                                   Counsel and     Prior to joining the Company, Mr. Wagner
                                                    Secretary      served as Counsel to Dollar Bank, F.S.B.
                                                                   from 1988 until assuming his current
                                                                   position.

Dennis E. Bee, Jr.             59       ---         Treasurer      Treasurer of the Company since May 1988.

Martin R. Bring                58       1988         Director      A member of the law firm of Wolf, Block,
                                                                   Schorr and Solis-Cohen, LLP, New York since
                                                                   1978. He also serves as a Director of
                                                                   Gristede's Foods, Inc., a supermarket chain.

Evan Evans                     75       1997         Director      Chairman of Holvan Properties, Inc., a
                                                                   privately owned petroleum industry
                                                                   consulting firm since 1983. He is also a
                                                                   director of U.S. Energy Systems, Inc., a
                                                                   public company whose common stock is quoted
                                                                   on the Nasdaq SmallCap Market, and of
                                                                   Alexander-Allen, Inc., a privately owned
                                                                   company which owns a refinery in Alabama
                                                                   which is currently shutdown. He has been a
                                                                   director of both of these companies since
                                                                   1994.

Kishore Lall                   54       1997         Director      Director of Gristede's Foods, Inc., since
                                                                   October 1997. Consultant to Red Apple Group
                                                                   Inc. from January 1997 to October 1997.
                                                                   Private investor from June 1994 to December
                                                                   1996.

                                       45

                                      DIRECTOR
           NAME               AGE      SINCE         POSITION       PRINCIPAL OCCUPATION FOR THE PAST 5 YEARS
           ----               ---      -----         --------       -----------------------------------------

Douglas Lemmonds               54       1997         Director       Independent consultant since August of 1999. Prior to
                                                                    becoming a consultant, he was Managing Director and
                                                                    the Chief Operating Officer, Private Banking-Americas
                                                                    of the Deutsche Bank Group from May 1996. From June
                                                                    1991 to May 1996 Mr. Lemmonds was the Regional
                                                                    Director of Private Banking of the Northeast Regional
                                                                    Office of the Bank of America and from August 1973 to
                                                                    June 1991 he held various other positions with Bank
                                                                    of America.

                                                                    Counsel to Kramer Levin Naftalis & Frankel, LLP in
                                                                    New York since April 1998. Partner of Brown & Wood
Andrew Maloney                 69       1997         Director       LLP, a New York law firm, from December 1992 to April
                                                                    1998. From June 1986 to December 1992 he was the
                                                                    United States Attorney for the Eastern District of
                                                                    New York.


Dennis Mehiel                  58       1997         Director       Chairman and Chief Executive Officer of The Fonda
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


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Not Applicable

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth for the three fiscal years ended August 31, 1999, 2000 and 2001 the compensation paid by the Company to its Chairman of the Board and Chief Executive Officer and each of the four other executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended August 31, 2001.


                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------
                                                            OTHER ANNUAL      OTHER
                                     ANNUAL COMPENSATION    COMPENSATION   COMPENSATION
NAME & PRINCIPAL POSITION     YEAR   SALARY($)   BONUS($)      ($)(1)         ($)(2)
-------------------------     ----   ---------   --------      ------         ------
John A. Catsimatidis          2001   $360,000    $355,000      $ --           $8,985
  Chairman of the Board &     2000    360,000     225,000        --            9,056
  Chief Executive Officer     1999    360,000     290,000        --            8,488

Myron L. Turfitt              2001   $235,000    $300,000      $5,354         $6,096
  President &                 2000    235,000     190,000       5,107          6,257
  Chief Operating Officer     1999    235,000     225,000       4,780          6,796

Ashton L. Ditka               2001   $148,400    $ 16,500      $2,013         $7,682
  Senior Vice President       2000    142,100       7,000       2,464          7,427
  Marketing                   1999    140,000      20,000       2,712          7,427

Thomas E. Skarada             2001   $121,000    $ 18,000      $6,376         $6,399
  Vice President              2000    112,750       5,500       6,647          5,893
  Refining                    1999    110,000      20,000       6,750          5,893

Frederick J. Martin, Jr.      2001   $106,200    $ 16,500      $5,446         $4,357
  Vice President              2000    101,550       5,000       4,151          4,213
  Supply & Transportation     1999    100,000       8,000       5,564          4,042

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

PENSION PLAN TABLE

                                                                         YEARS OF SERVICE
                                                                         ----------------

AVERAGE EARNINGS                         15                 20                  25                 30                  35
----------------

$100,000                               $17,036              $22,714           $28,393             $34,071           $39,750
$125,000                                21,723               28,964            36,205              43,446            50,687
$150,000                                26,411               35,214            44,018              52,821            61,625
$170,000 or more                        30,161               40,214            50,268              60,321            70,375


         The benefit formula is based on the average earnings of the participant for the three years in which such participant's earnings were the highest. Earnings include salary and bonus up to a maximum of $170,000 per year. Benefits are calculated by multiplying the sum of (a) 1.1% of average earnings up to the Social Security compensation base, plus (b) 1.25% of average earnings in excess of the Social Security compensation base, by (c) the number of years of service. Payments of retirement benefits are not reduced by any Social Security benefits received by the participant. Effective May 2001, for purposes of calculating retirement benefits, the Company has fixed the Social Security compensation base at $76,200.

         Assuming that the following officers continue to be employed by the Company until they reach age 65, their credited years of service will be as follows:

                                                     CURRENT YEARS                        YEARS OF SERVICE
          NAME OF INDIVIDUAL                          OF SERVICE                              AT AGE 65
          ------------------                          ----------                              ---------
John A. Catsimatidis                                      15                                     27
Myron L. Turfitt                                          23                                     39
Ashton L. Ditka                                           25                                     30
Thomas E. Skarada                                          8                                     14
Frederick J. Martin Jr.                                   21                                     39



                            COMPENSATION OF DIRECTORS

         Non-officer directors receive a stipend of $15,000 per year and $1,000 for each meeting attended.

EMPLOYMENT AND CONSULTING AGREEMENTS

         Mr. Thomas C. Covert has entered into a Deferred Compensation Agreement with the Company pursuant to which since the date of his retirement on September 1, 1996, the Company has been paying Mr. Covert a retirement benefit at the rate of approximately $12,300 per year. The benefit is payable to Mr. Covert until his death, whereupon Mr. Covert's wife is entitled to a benefit of approximately $6,150 per year until her death if she does not predecease him.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The following table sets forth certain information regarding ownership of Common Stock on November 29, 2001 by: (i) each stockholder known to the Company to own beneficially, directly or indirectly, more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; and
(iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investing power with respect to the shares indicated.

       Name and Address of
        BENEFICIAL OWNER       NUMBER OF SHARES       PERCENT OF CLASS

John Catsimatidis
823 Eleventh Avenue                   100                   100%
New York, NY  10019

All officers and directors            100                   100%
as a group (15 persons)


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company paid a service fee relating to certain costs incurred by its indirect parent, Red Apple Group, Inc., ("RAG"), for the Company's New York office for fiscal 2001 amounting to approximately $991,000.

         The Company joins with the Parent and the Parent's other subsidiaries in filing a Federal Income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the tax sharing agreement between the Parent and its subsidiaries. As of August 31, 2001 and 2000, there were no amounts due from the Parent pursuant to the terms of the tax sharing agreement.

         During fiscal 2001, the Company made payments for services rendered to it by Wolf, Block, Schorr and Solis-Cohen, LLP, ("WBS&S-C"), a law firm of which Martin R. Bring, a director of the Company, is a member. The Company believes that the fees paid to WBS&S-C for legal services are comparable to fees it would pay to a law firm for similar services, none of whose members are officers, directors or principal stockholders of the Company.

         On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. The excess of the sales price over the net historic cost of the assets and liabilities of $9,498,000 (net of income taxes) was credited to additional paid-in capital during the fiscal year ended August 31, 2001. The Company has used $12,150,000 of the proceeds to purchase $17,165,000 of 10.75% Senior Unsecured Notes due June 9, 2007 (Note 7). The balance of the proceeds has been used for capital expenditures.

         Concurrent with the asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the year ended August 31, 2001, the Company billed the affiliate $1,301,000 for management fees and overhead expenses incurred in the management and operation of the 50 retail units which amount was deducted from expenses. For the fiscal year ended August 31, 2001, net sales to the affiliate amounted to $41,768,000. As of August 31, 2001, the Company was indebted to the affiliate for $410,000 under the terms of the agreement.

         Effective June 1, 2001, the Company sold certain intangible assets to an unrelated entity and realized a $3,000,000 gain on the transaction which is recorded in other income. Concurrent with the sale, the Company entered into a 50% joint venture with the entity for the marketing of asphalt products. The joint venture is accounted for using the equity method of accounting. As part of its investment in the joint venture, the Company transferred $1,013,000 of inventory to it. For the year ended August 31, 2001, net sales to the joint venture amounted to $1,810,000. As of August 31, 2001, the Company owed the joint venture $1,495,000 under the terms of the agreement.

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

10.19 Waiver and Amendment to Credit Agreement dated as of September 29, 2000 by and among URC, URCP, KPC and the banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit
         10.19 of Registrant's Annual Report on Form 10K for fiscal year ended August 31, 2000.

10.20 Fifth Amendment to Credit Agreement dated as of January 8, 2001 by and among URC, URCP, KPC and the banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.20 of Registrant's Quarterly Report on Form 10Q for fiscal quarter ended November 30, 2000.

21.1     Subsidiaries of the Registrants. Incorporated by reference to Exhibit
         21.1 to the Registration Statement.

(b)      Reports on Form 8-K

                NONE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholder of United Refining Company

         The audits referred to in our report dated October 26, 2001 relating to the consolidated financial statements of United Refining Company and Subsidiaries included the audits of the financial statement Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended August 31, 2001. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

         In our opinion, such financial statement Schedule - Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.

/s/   BDO SEIDMAN, LLP


New York, New York
October 26, 2001

                    UNITED REFINING COMPANY AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)


                                               Balance at          Charged to
                                              Beginning of         Costs and                              Balance at End
              Description                        Period             Expenses          Deductions             Of Period
-----------------------------------------    ----------------    ---------------    ----------------    --------------------
Year ended August 31, 1999:
Reserves and allowances deducted
   from asset accounts:

     Allowance for uncollectible
     Accounts                               $405                    $  195               $ (235)             $  365
                                            ====                    ======               ======              ======


Year ended August 31, 2000:
  Reserves and allowances deducted
    from asset accounts:

     Allowance for uncollectible
     Accounts                               $365                    $  697              $ (602)              $ 460
                                            ====                    ======              ======               ======


Year ended August 31, 2001:
Reserves and allowances deducted
   from asset accounts:

     Allowance for uncollectible
     Accounts                               $460                    $1,455               $(545)              $1,370
                                            ====                    ======              ======               ======

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             UNITED REFINING COMPANY

Dated:  November 29, 2001      By: /s/   Myron L. Turfitt
                                   --------------------------------------------
                                          Myron L. Turfitt
                                          President and Chief Operating Officer

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                           DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 29, 2001
-------------------------------
John A. Catsimatidis

                                        President, Chief Operating Officer
/s/ Myron L. Turfitt                    and Director                                       November 29, 2001
-------------------------------
Myron L. Turfitt

/s/ Thomas C. Covert                    Vice Chairman and Director                         November 29, 2001
-------------------------------
Thomas C. Covert


/s/ James E. Murphy                     Vice President and Chief Financial
-------------------------------         Officer (Principal Accounting
James E. Murphy                         Officer)                                           November 29, 2001

/s/ Martin R. Bring                     Director                                           November 29, 2001
-------------------------------
Martin R. Bring

/s/ Evan Evans                          Director                                           November 29, 2001
-------------------------------
Evan Evans

/s/ Kishore Lall                        Director                                           November 29, 2001
-------------------------------
Kishore Lall

/s/ Douglas Lemmonds                    Director                                           November 29, 2001
-------------------------------
Douglas Lemmonds

/s/ Andrew Maloney                      Director                                           November 29, 2001
-------------------------------
Andrew Maloney

/s/ Dennis Mehiel                       Director                                           November 29, 2001
-------------------------------
Dennis Mehiel

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNITED REFINING COMPANY OF
                           PENNSYLVANIA

Dated:  November 29, 2001    By:    /s/   Myron L. Turfitt
                                    ------------------------------------------
                                         Myron L. Turfitt
                                         President and Chief Operating Officer

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                           DATE
                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 29, 2001
-------------------------------
John A. Catsimatidis

/s/ Myron L. Turfitt                    President, Chief Operating Officer                 November 29, 2001
-------------------------------
Myron L. Turfitt


/s/ James E. Murphy                     Vice President and Chief Financial
-------------------------------         Officer (Principal Accounting
James E. Murphy                         Officer)                                           November 29, 2001

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          KIANTONE PIPELINE CORPORATION

Dated:  November 29, 2001   By:    /s/   Myron L. Turfitt
                                   --------------------------------------------
                                         Myron L. Turfitt
                                         President and Chief Operating Officer

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE

/s/ John A. Catsimatidis                Chairman of the Board, Chief                       November 29, 2001
-------------------------------         Executive Officer and Director
John A. Catsimatidis

/s/ Myron L. Turfitt                    President, Chief Operating Officer                 November 29, 2001
-------------------------------         and Director
Myron L. Turfitt

/s/ James E. Murphy                     Vice President and Chief Financial
-------------------------------         Officer (Principal Accounting
James E. Murphy                         Officer)                                           November 29, 2001


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            KIANTONE PIPELINE COMPANY

Dated:  November 29, 2001     By:    /s/   Myron L. Turfitt
                                     ------------------------------------------
                                           Myron L. Turfitt
                                           Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE


/s/ John A. Catsimatidis                Chairman of the Board, Chief                       November 29, 2001
-------------------------------         Executive Officer and Director
John A. Catsimatidis


/s/ Myron L. Turfitt                                                                       November 29, 2001
-------------------------------         Executive Vice President
Myron L. Turfitt


/s/ James E. Murphy                     Vice President and Chief Financial
-------------------------------         Officer (Principal Accounting
James E. Murphy                         Officer)                                           November 29, 2001

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          UNITED JET CENTER, INC.

Dated:  November 29, 2001   By:    /s/   Myron L. Turfitt
                                   --------------------------------------------
                                         Myron L. Turfitt
                                         Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE


/s/ John A. Catsimatidis                Chairman of the Board, Chief                       November 29, 2001
-------------------------------         Executive Officer and Director
John A. Catsimatidis


/s/ Myron L. Turfitt                                                                       November 29, 2001
-------------------------------         Executive Vice President
Myron L. Turfitt


/s/ James E. Murphy                     Vice President and Chief Financial
-------------------------------         Officer (Principal Accounting
James E. Murphy                         Officer)                                           November 29, 2001

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VULCAN ASPHALT REFINING

                              CORPORATION

Dated:  November 29, 2001       By:    /s/   Myron L. Turfitt
                                       -----------------------------------------
                                             Myron L. Turfitt
                                             Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE


/s/ John A. Catsimatidis                Chairman of the Board, Chief                       November 29, 2001
-------------------------------         Executive Officer and Director
John A. Catsimatidis


/s/ Myron L. Turfitt                                                                       November 29, 2001
-------------------------------         Executive Vice President
Myron L. Turfitt


/s/ James E. Murphy                     Vice President and Chief Financial
-------------------------------         Officer (Principal Accounting
James E. Murphy                         Officer)                                           November 29, 2001

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             KWIK-FIL, INC.

Dated:  November 29, 2001      By:    /s/   Myron L. Turfitt
                                      -----------------------------------------
                                            Myron L. Turfitt
                                            Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE



/s/ John A. Catsimatidis                Chairman of the Board, Chief
-------------------------------         Executive Officer and Director                     November 29, 2001
John A. Catsimatidis

/s/ Myron L. Turfitt                    Executive Vice President                           November 29, 2001
-------------------------------
Myron L. Turfitt



/s/ James E. Murphy                     Vice President and Chief Financial
-------------------------------         Officer (Principal Accounting
James E. Murphy                         Officer)                                           November 29, 2001

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             KWIK-FILL, INC.

Dated:  November 29, 2001      By:    /s/   Myron L. Turfitt
                                      -----------------------------------------
                                            Myron L. Turfitt
                                            Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE

/s/ John A. Catsimatidis                Chairman of the Board, Chief
-------------------------------         Executive Officer and Director                     November 29, 2001
John A. Catsimatidis

/s/ Myron L. Turfitt                    Executive Vice President                           November 29, 2001
-------------------------------
Myron L. Turfitt

/s/ James E. Murphy                     Vice President and Chief Financial
-------------------------------         Officer (Principal Accounting
James E. Murphy                         Officer)                                           November 29, 2001

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INDEPENDENT GASOLINE & OIL
                            COMPANY OF ROCHESTER, INC.

Dated:  November 29, 2001     By:    /s/   Myron L. Turfitt
                                     ------------------------------------------
                                           Myron L. Turfitt
                                           Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE


/s/ John A. Catsimatidis                Chairman of the Board, Chief
-------------------------------         Executive Officer and Director                     November 29, 2001
John A. Catsimatidis

/s/ Myron L. Turfitt                    Executive Vice President                           November 29, 2001
-------------------------------
Myron L. Turfitt



/s/ James E. Murphy                     Vice President and Chief Financial
-------------------------------         Officer (Principal Accounting
James E. Murphy                         Officer)                                           November 29, 2001

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BELL OIL CORP.

Dated:  November 29, 2001       By:    /s/   Myron L. Turfitt
                                       ----------------------------------------
                                             Myron L. Turfitt
                                             Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE

/s/ John A. Catsimatidis                Chairman of the Board, Chief                       November 29, 2001
-------------------------------         Executive Officer and Director
John A. Catsimatidis


/s/ Myron L. Turfitt                                                                       November 29, 2001
-------------------------------         Executive Vice President
Myron L. Turfitt


/s/ James E. Murphy                     Vice President and Chief Financial
-------------------------------         Officer (Principal Accounting
James E. Murphy                         Officer)                                           November 29, 2001



SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PPC, INC.

Dated:  November 29, 2001        By:    /s/   Myron L. Turfitt
                                        --------------------------------------
                                              Myron L. Turfitt
                                              Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 29, 2001
-------------------------------
John A. Catsimatidis

/s/ Myron L. Turfitt                    Executive Vice President                           November 29, 2001
-------------------------------
Myron L. Turfitt

/s/ James E. Murphy                     Vice President and Chief Financial
-------------------------------         Officer (Principal Accounting
James E. Murphy                         Officer)                                           November 29, 2001

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUPER TEST PETROLEUM, INC.

Dated:  November 29, 2001      By:    /s/   Myron L. Turfitt
                                      ----------------------------------------
                                            Myron L. Turfitt
                                            Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE


/s/ John A. Catsimatidis                Chairman of the Board, Chief
-------------------------------         Executive Officer and Director                     November 29, 2001
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 29, 2001
-------------------------------
Myron L. Turfitt


/s/ James E. Murphy                     Vice President and Chief Financial
-------------------------------         Officer (Principal Accounting
James E. Murphy                         Officer)                                           November 29, 2001


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Corporation during the fiscal year ended August 31, 2001.


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

   10.19     Waiver and Amendment to Credit  Agreement  dated as of September 29, 2000 by and among URC, URCP, KPC and the banks party thereto and PNC Bank, National Association,  as Agent.  Incorporated by reference to Exhibit 10.19 of Registrant's Annual Report on Form 10K for fiscal year ended August 31, 2000.

   10.20     Fifth  Amendment to Credit  Agreement dated as of January 8, 2001 by and among URC, URCP, KPC and the banks party  thereto and PNC Bank,  National  Association,  as Agent.  Incorporated  by  reference to
             Exhibit 10.20 of  Registrant's  Quarterly  Report on Form 10Q for fiscal  quarter ended  November 30,
             2000.

   21.1      Subsidiaries  of the  Registrants.  Incorporated  by reference  to Exhibit  21.1 to the  Registration
             Statement.

(c)      Reports on Form 8-K

         NONE