Form 10-Q
period 2001-11-30
UNITED REFINING CO; VULCAN ASPHALT REFINING CORP; UNITED REFINING CO /PA/; UNITED JET CENTER INC; SUPER TEST PETROLEUM INC; PPC INC; KWIK FILL INC; KWIK FIL INC; KIANTONE PIPELINE CORP; KIANTONE PIPELINE CO
filed 2002-01-17
CIK 101462, 1045546, 1040270, 1045542, 1045545, 1045544, 1045541, 1045540, 830253, 1045539

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



  (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended November 30, 2001

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                          Commission File No. 333-35083
                                              ---------

                             UNITED REFINING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                      25-1411751
------------------------------------                    ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

15 Bradley Street
-----------------

Warren, Pennsylvania                                             16365
--------------------                                             -----
(address of principal                                         (Zip Code)
executive office)

Registrant's telephone number, including area code           814-726-4674
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

                           Yes     X      No
                               ----------    ----------

Number of shares outstanding of Registrant's Common Stock as of January 17,
2002:     100.

------------------------------------------------------------------------------------------------------------------------------
                                               TABLE OF ADDITIONAL REGISTRANTS
------------------------------------------------------------------------------------------------------------------------------

                                           State of Other         Primary Standard        IRS Employer
                                          Jurisdiction of            Industrial          Identification     Commission File
                Name                       Incorporation       Classification Number         Number              Number
------------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Corporation                 New York                  4612               25-1211902         333-35083-01
------------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Company                   Pennsylvania                4600               25-1416278         333-35083-03
------------------------------------------------------------------------------------------------------------------------------
United Refining Company of                  Pennsylvania                5541               25-0850960         333-35083-02
Pennsylvania
------------------------------------------------------------------------------------------------------------------------------
United Jet Center, Inc.                       Delaware                  4500               52-1623169         333-35083-06
------------------------------------------------------------------------------------------------------------------------------
Kwik Fill Corporation                       Pennsylvania                5541               25-1525543         333-35083-05
------------------------------------------------------------------------------------------------------------------------------
Independent Gas and Oil Company of            New York                  5170               06-1217388         333-35083-11
Rochester, Inc.
------------------------------------------------------------------------------------------------------------------------------
Bell Oil Corp.                                Michigan                  5541               38-1884781         333-35083-07
------------------------------------------------------------------------------------------------------------------------------
PPC, Inc.                                       Ohio                    5541               31-0821706         333-35083-08
------------------------------------------------------------------------------------------------------------------------------
Super Test Petroleum, Inc.                    Michigan                  5541               38-1901439         333-35083-09
------------------------------------------------------------------------------------------------------------------------------
Kwik-Fil, Inc.                                New York                  5541               25-1525615         333-35083-04
------------------------------------------------------------------------------------------------------------------------------
Vulcan Asphalt Refining Corporation           Delaware                  2911               23-2486891         333-35083-10
------------------------------------------------------------------------------------------------------------------------------


PART I.    FINANCIAL INFORMATION                                                           PAGE(S)
--------------------------------

         Item 1.    Financial Statements

                    Consolidated Balance Sheets -
                    November 30, 2001 and August 31, 2001                                     4

                    Consolidated Statements of Operations -
                    Quarters Ended November 30, 2001 and 2000                                 5

                    Consolidated Statements of Cash Flows -
                    Quarters Ended November 30, 2001 and 2000                                 6

                    Notes to Consolidated Financial Statements                             7-12

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                         13-16

        PART II.    OTHER INFORMATION                                                        17
        -----------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (IN THOUSANDS)



------------------------------------------------------------------------------------------------------------------------------
                                                                                       NOVEMBER 30,
                                                                                           2001                    AUGUST 31,
                                                                                        (UNAUDITED)                   2001
        ----------------------------------------------------------------------------------------------------------------------
        ASSETS
        CURRENT:
            Cash and cash equivalents                                             $         27,279           $        35,224
            Accounts receivable, net                                                        30,432                    41,937
            Inventories                                                                     66,938                    62,554
            Prepaid expenses and other assets                                               15,384                    13,312
        ----------------------------------------------------------------------------------------------------------------------
                 TOTAL CURRENT ASSETS                                                      140,033                   153,027
        PROPERTY, PLANT AND EQUIPMENT, NET                                                 190,121                   190,951
        INVESTMENT IN AFFILIATED COMPANY                                                     1,884                     1,529
        DEFERRED FINANCING COSTS                                                             3,892                     4,102
        OTHER ASSETS                                                                         6,590                     5,948
        ----------------------------------------------------------------------------------------------------------------------
                                                                                  $        342,520           $       355,557
        ----------------------------------------------------------------------------------------------------------------------
        LIABILITIES AND STOCKHOLDER'S EQUITY
        CURRENT:
            Current installments of long-term debt                                $            112           $           121
            Accounts payable                                                                24,613                    22,206
            Income taxes payable                                                                 -                     2,373
            Accrued liabilities                                                             18,389                    12,411
            Sales, use and fuel taxes payable                                               14,585                    16,686
            Deferred income taxes                                                            4,157                     4,157
            Amounts due affiliated companies                                                 1,445                     1,905
        ----------------------------------------------------------------------------------------------------------------------
                 TOTAL CURRENT LIABILITIES                                                  63,301                    59,859
        LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                                         180,956                   180,979
        DEFERRED INCOME TAXES                                                               14,153                    17,573
        DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                              1,506                     1,560
        DEFERRED RETIREMENT BENEFITS                                                        19,118                    19,356
        OTHER NONCURRENT LIABILITIES                                                           140                       264
        ----------------------------------------------------------------------------------------------------------------------
                 TOTAL LIABILITIES                                                         279,174                   279,591
        ----------------------------------------------------------------------------------------------------------------------
        COMMITMENTS AND CONTINGENCIES
        STOCKHOLDER'S EQUITY:
            Common stock, $.10 par value per share - shares authorized
                 100; issued and outstanding 100                                                 -                         -
            Additional paid-in capital                                                      16,648                    16,648
            Retained earnings                                                               46,698                    59,318
        ----------------------------------------------------------------------------------------------------------------------
                 TOTAL STOCKHOLDER'S EQUITY                                                 63,346                    75,966
        ----------------------------------------------------------------------------------------------------------------------
                                                                                  $        342,520           $       355,557
        ----------------------------------------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
               -------------------------------------
                                 (IN THOUSANDS)


------------------------------------------------------------------------------------------------------------------

                                                                                  THREE MONTHS ENDED
                                                                                     NOVEMBER 30,
                                                                          ------------------------------------
                                                                                2001              2000
    ----------------------------------------------------------------------------------------------------------

    NET SALES                                                                $     228,504    $     296,183
    COSTS OF GOODS SOLD                                                            223,384          265,536
    ----------------------------------------------------------------------------------------------------------
             GROSS PROFIT                                                            5,120           30,647
    ----------------------------------------------------------------------------------------------------------
    EXPENSES:
         Selling, general and administrative expenses                               18,389           18,895
         Depreciation and amortization expenses                                      2,960            2,732
    ----------------------------------------------------------------------------------------------------------
             TOTAL OPERATING EXPENSES                                               21,349           21,627
    ----------------------------------------------------------------------------------------------------------
             OPERATING INCOME (LOSS)                                               (16,229)           9,020
    ----------------------------------------------------------------------------------------------------------
    OTHER INCOME (EXPENSE):
         Interest income                                                               240              531
         Interest expense                                                           (4,879)          (5,440)
         Other, net                                                                   (477)            (347)
         Costs associated with acquisition                                               -           (1,300)
         Equity in net earnings of affiliate                                           355                -
    ----------------------------------------------------------------------------------------------------------
                                                                                    (4,761)          (6,556)
    ----------------------------------------------------------------------------------------------------------
             INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                     (20,990)           2,464
    INCOME TAX EXPENSE (BENEFIT)                                                    (8,370)           1,035
    ----------------------------------------------------------------------------------------------------------
    NET INCOME (LOSS)                                                        $     (12,620)   $       1,429
    ----------------------------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
               -------------------------------------
                                 (IN THOUSANDS)


------------------------------------------------------------------------------------------------------------------------
                                                                                             THREE MONTHS ENDED
                                                                                                NOVEMBER 30,
                                                                                  -------------------------------------
                                                                                        2001                  2000
        ---------------------------------------------------------------------------------------------------------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income (loss)                                                    $      (12,620)     $          1,429
             Adjustments to reconcile net income (loss) to net
                      cash provided by (used in) operating activities:
             Depreciation and amortization                                                 3,791                 3,731
             Post-retirement benefits                                                       (238)                  847
             Change in deferred income taxes                                              (3,420)                  627
             Loss on asset dispositions                                                      182                     -
             Cash provided by (used in) working capital items                              8,500                  (557)
             Equity in net earnings of affiliate                                            (355)                    -
             Other, net                                                                   (1,441)               (2,216)
        ---------------------------------------------------------------------------------------------------------------
                    TOTAL ADJUSTMENTS                                                      7,019                 2,432
        ---------------------------------------------------------------------------------------------------------------
                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (5,601)                3,861
        ---------------------------------------------------------------------------------------------------------------
        CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of investment securities                                                 -                (2,008)
             Additions to property, plant and equipment                                   (2,312)               (2,674)
             Proceeds from asset dispositions                                                  -                23,531
        ---------------------------------------------------------------------------------------------------------------
                    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   (2,312)               18,849
        ---------------------------------------------------------------------------------------------------------------
        CASH FLOWS FROM FINANCING ACTIVITIES:
             Principal reductions of long-term debt                                          (32)                  (32)
        ---------------------------------------------------------------------------------------------------------------
                    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (32)                  (32)
        ---------------------------------------------------------------------------------------------------------------
        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (7,945)               22,678
        CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      35,224                 7,430
        ---------------------------------------------------------------------------------------------------------------
        CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $       27,279      $         30,108
        ---------------------------------------------------------------------------------------------------------------
        CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
             Accounts receivable, net                                             $       11,505      $          3,862
             Inventories                                                                  (4,384)              (29,425)
             Prepaid expenses and other assets                                            (2,072)               (2,167)
             Accounts payable                                                              2,407                22,476
             Accrued liabilities                                                           2,174                 5,809
             Amounts due affiliated companies                                               (460)                    -
             Income taxes payable                                                         (2,373)                  342
             Sales, use and fuel taxes payable                                             1,703                (1,454)
        ---------------------------------------------------------------------------------------------------------------
                  TOTAL CHANGE                                                    $        8,500      $           (557)
        ---------------------------------------------------------------------------------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

1.  BASIS OF PRESENTATION               The accompanying unaudited consolidated
                                        financial statements have been prepared
                                        in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation
                                        S-X. Accordingly, they do not include
                                        all of the information and footnotes
                                        required by accounting principles
                                        generally accepted in the United States
                                        of America for complete financial
                                        statements. In the opinion of
                                        management, all adjustments (consisting
                                        of only normal recurring accruals)
                                        considered necessary for a fair
                                        presentation have been included.
                                        Operating results for the three-month
                                        period ended November 30, 2001 are not
                                        necessarily indicative of the results
                                        that may be expected for the year ending
                                        August 31, 2002. For further
                                        information, refer to the consolidated
                                        financial statements and footnotes
                                        thereto incorporated by reference in the Company's Form 10-K filing dated
                                        November 29, 2001.

2.  RECENT ACCOUNTING STANDARDS         In June 2001, the Financial Accounting
                                        Standards Board ("FASB") finalized
                                        Statements No. 141, "Business
                                        Combinations," ("Statement 141") and No.
                                        142, "Goodwill and Other Intangible
                                        Assets" ("Statement 142"). Statement 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Statement
                                        141 also requires that the Company
                                        recognize acquired intangible assets
                                        apart from goodwill if the acquired
                                        intangible assets meet certain criteria.
                                        Statement 141 applies to all business
                                        combinations initiated after June 30,
                                        2001 and for purchase business
                                        combinations completed on or after July
                                        1, 2001. It also requires, upon adoption of Statement 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in Statement 141.

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

                                        The Company anticipates that the
                                        adoption of Statements 141 and 142 will
                                        not have a material effect on the
                                        Company's financial position or results
                                        of operations.

                                        In October 2001, the FASB issued
                                        Statement No. 144, "Accounting for the
                                        Impairment or Disposal of Long-Lived
                                        Assets" ("Statement 144"). Statement 144 supersedes Statement No. 121,
                                        "Accounting for the Impairment of
                                        Long-Lived Assets and for Long-Lived
                                        Assets to be Disposed of" ("Statement
                                        121") and retains the basic requirements of Statement 121 regarding when and how to measure an impairment loss. Statement 144 provides additional implementation guidance on accounting for an impairment loss. Statement 144 is effective for all fiscal years beginning after December 15, 2001.

                                        The Company anticipates that the
                                        adoption of Statement 144 will not have
                                        a material effect on the Company's
                                        financial position or results of
                                        operations.

3. RECLASSIFICATION                     Certain amounts in the prior year's
                                        consolidated financial statements have
                                        been reclassified to conform with the
                                        presentation in the current year.

4. INVENTORIES                          Inventories consist of the following:


                                                      NOVEMBER 30, 2001
                                                         (UNAUDITED)            AUGUST 31, 2001
--------------------------------------------------------------------------------------------------
Crude Oil                                                  $   16,672            $   15,236
Petroleum Products                                             26,593                24,412
                                                   -----------------------------------------------
                        Total @ LIFO                           43,265                39,648
                                                   -----------------------------------------------

Merchandise                                                    10,659                10,099
Supplies                                                       13,014                12,807
                                                   -----------------------------------------------
                        Total @ FIFO                           23,673                22,906
                                                   -----------------------------------------------
           Total Inventory                                 $   66,938            $   62,554
--------------------------------------------------------------------------------------------------



5. SUBSIDIARY GUARANTORS                Certain of United Refining Company's
                                        (the "issuer") subsidiaries function as
                                        guarantors under the terms of the
                                        $200,000,000 Senior Unsecured Note
                                        Indenture due June 9, 2007. Financial
                                        information for the Company's wholly
                                        owned subsidiary guarantors is as
                                        follows:

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================


Condensed Consolidating Balance Sheets
(in thousands)

                                                         November 30, 2001                            August 31, 2001
                                        ----------------------------------------------  --------------------------------------------
                                         Issuer  Guarantors  Eliminations Consolidated  Issuer  Guarantors Eliminations Consolidated
                                        ----------------------------------------------  --------------------------------------------
Assets
Current:
   Cash and cash equivalents            $  21,106  $   6,173   $       -   $  27,279  $  29,197  $   6,027   $       -   $  35,224
   Accounts receivable, net                22,747      7,685           -      30,432     32,669      9,268           -      41,937
   Inventories                             52,104     14,834           -      66,938     47,177     15,377           -      62,554
   Prepaid expenses and other assets       13,211      2,173           -      15,384     11,154      2,158           -      13,312
   Intercompany                            78,320     17,176     (95,496)          -     81,308     18,345     (99,653)          -
                                        --------------------------------------------  --------------------------------------------
       Total current assets               187,488     48,041     (95,496)    140,033    201,505     51,175     (99,653)    153,027
Property, plant and equipment, net        120,154     69,967           -     190,121    121,074     69,877           -     190,951
Investment in affiliated company            1,884          -           -       1,884      1,529          -           -       1,529
Deferred financing costs, net               3,892          -           -       3,892      4,102          -           -       4,102
Other assets                                7,078        683      (1,171)      6,590      6,665        454      (1,171)      5,948
                                        --------------------------------------------  --------------------------------------------
                                        $ 320,496  $ 118,691   $ (96,667)  $ 342,520  $ 334,875  $ 121,506   $(100,824)  $ 355,557
                                        ============================================  ============================================
Liabilities and Stockholder's Equity
Current:
   Current installments of long-term
     debt                               $       -  $     112   $       -   $     112  $       -  $     121   $       -   $     121
   Accounts payable                        18,716      5,897           -      24,613     16,857      5,349           -      22,206
   Income taxes payable                         -          -           -           -      2,413        (40)          -       2,373
   Accrued liabilities                     15,368      3,021           -      18,389      9,739      2,672           -      12,411
   Sales, use and fuel taxes payable       14,610        (25)          -      14,585     16,542        144           -      16,686
   Deferred income taxes                    4,507       (350)          -       4,157      4,507       (350)          -       4,157
   Amounts due affiliated companies           873        572           -       1,445      1,495        410           -       1,905
   Intercompany                                 -     95,496     (95,496)          -          -     99,653     (99,653)          -
                                         --------------------------------------------  -------------------------------------------
       Total current liabilities           54,074    104,723     (95,496)     63,301     51,553    107,959     (99,653)     59,859

Long term debt: less current
  installments                            180,135        821           -     180,956    180,135        844           -     180,979
Deferred income taxes                       7,469      6,684           -      14,153     11,009      6,564           -      17,573
Deferred gain on settlement of
   pension plan obligations                 1,506          -           -       1,506      1,560          -           -       1,560
Deferred retirement benefits               18,359        759           -      19,118     18,610        746           -      19,356
Other noncurrent liabilities                    -        140           -         140          -        264           -         264
                                        --------------------------------------------  --------------------------------------------
       Total liabilities                  261,543    113,127     (95,496)    279,174    262,867    116,377     (99,653)    279,591
                                        --------------------------------------------  --------------------------------------------
Commitment and contingencies
Stockholder's equity
   Common stock, $.10 par value per
     share - shares authorized 100;
     issued and outstanding, 100                -         18         (18)          -          -         18         (18)          -
   Additional paid-in capital               7,150     10,651      (1,153)     16,648      7,150     10,651      (1,153)     16,648
   Retained earnings                       51,803     (5,105)          -      46,698     64,858     (5,540)          -      59,318
                                        --------------------------------------------  --------------------------------------------
       Total stockholder's equity          58,953      5,564      (1,171)     63,346     72,008      5,129      (1,171)     75,966
                                        --------------------------------------------  --------------------------------------------
                                        $ 320,496  $ 118,691   $ (96,667)  $ 342,520  $ 334,875  $ 121,506   $(100,824)  $ 355,557
                                        ============================================  ============================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

Condensed Consolidating Statements of Operations
(in thousands)

                                             Three Months Ended November 30, 2001          Three Months Ended November 30, 2000
                                      ------------------------------------------------- -------------------------------------------
                                       Issuer    Guarantors   Eliminations Consolidated Issuer  Guarantors Elimination Consolidated
                                      ------------------------------------------------- -------------------------------------------
Net sales                             $ 158,156  $ 115,145    $ (44,797)    $228,504   $226,524  $ 141,030   $ (71,371)  $ 296,183
Costs of goods sold                     169,691     98,490      (44,797)     223,384    210,646    126,261     (71,371)    265,536
                                      --------------------------------------------------------------------------------------------
      Gross profit                      (11,535)    16,655         --          5,120     15,878     14,769        --        30,647
                                      --------------------------------------------------------------------------------------------
Expenses:
   Selling, general and administrative
    expenses                              4,330     14,059         --         18,389      4,516     14,379        --        18,895
   Depreciation and amortization
    expenses                              2,060        900         --          2,960      1,921        811        --         2,732
                                      --------------------------------------------------------------------------------------------
      Total operating expenses            6,390     14,959         --         21,349      6,437     15,190        --        21,627
                                      --------------------------------------------------------------------------------------------
      Operating income (loss)           (17,925)     1,696         --        (16,229)     9,441       (421)       --         9,020
                                      --------------------------------------------------------------------------------------------
Other income (expense):
   Interest income                        1,518        282       (1,560)         240      2,942        457      (2,868)        531
   Interest expense                      (5,124)    (1,315)       1,560       (4,879)    (5,852)    (2,456)      2,868      (5,440)
   Other, net                              (524)        47         --           (477)      (381)        34        --          (347)
   Costs associated with acquisition       --         --           --           --       (1,300)      --          --        (1,300)
   Equity in net earnings of affiliate      355       --           --            355       --         --          --          --
                                      --------------------------------------------------------------------------------------------
                                         (3,775)      (986)        --         (4,761)    (4,591)    (1,965)       --        (6,556)
                                      --------------------------------------------------------------------------------------------
Income (loss) before income tax         (21,700)       710         --        (20,990)     4,850     (2,386)       --         2,464
  expense (benefit)
Income tax expense (benefit)             (8,645)       275         --         (8,370)     1,979       (944)       --         1,035
                                      --------------------------------------------------------------------------------------------
Net income (loss)                     $ (13,055) $     435    $    --       $(12,620)  $  2,871  $  (1,442)  $    --         1,429
                                      ============================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

Condensed Consolidating Statements of Cash Flows
(in thousands)

                                                                                   Three Months Ended November 30, 2001
                                                                      --------------------------------------------------------
                                                                        Issuer     Guarantors   Eliminations    Consolidated
                                                                      --------------------------------------------------------

Net cash provided by (used in) operating activities                   $ (6,951)      $  1,350        $     -       $ (5,601)
                                                                      --------------------------------------------------------
Cash flows from investing activities:
      Additions to property, plant and equipment                        (1,140)        (1,172)             -         (2,312)
                                                                      --------------------------------------------------------
             Net cash provided by (used in) investing activities        (1,140)        (1,172)             -         (2,312)
                                                                      --------------------------------------------------------
Cash flows from financing activities:
      Principal reductions of long-term debt                                 -            (32)             -            (32)
                                                                      --------------------------------------------------------
             Net cash used in financing activities                           -            (32)             -            (32)
                                                                      --------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    (8,091)           146              -         (7,945)
Cash and cash equivalents, beginning of period                          29,197          6,027              -         35,224
                                                                      --------------------------------------------------------
Cash and cash equivalents, end of period                              $ 21,106       $  6,173        $     -       $ 27,279
                                                                      ========================================================


                                                                             Three Months Ended November 30, 2000
                                                                      -----------------------------------------------------
                                                                        Issuer     Guarantors   Eliminations   Consolidated
                                                                      -----------------------------------------------------

Net cash provided by (used in) operating activities                   $  25,301     $ (21,440)        $     -     $  3,861
                                                                      -----------------------------------------------------
Cash flows from investing activities:
      Purchase of investment securities                                  (2,008)            -               -       (2,008)
      Additions to property, plant and equipment                         (1,733)         (941)              -       (2,674)
      Proceeds from asset dispositions                                        -        23,531               -       23,531
                                                                      -----------------------------------------------------
             Net cash provided by (used in) investing activities         (3,741)       22,590               -       18,849
                                                                      -----------------------------------------------------
Cash flows from financing activities:
      Principal reductions of long-term debt                                  -           (32)              -          (32)
                                                                      -----------------------------------------------------
             Net cash used in financing activities                            -           (32)              -          (32)
                                                                      -----------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     21,560         1,118               -       22,678
Cash and cash equivalents, beginning of period                            4,107         3,323               -        7,430
                                                                      -----------------------------------------------------
Cash and cash equivalents, end of period                              $  25,667     $   4,441         $     -      $30,108
                                                                      =====================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

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

         Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company's reportable segments is presented in the following tables (in thousands):

                                                THREE MONTHS ENDED
                                                   NOVEMBER 30,
                                                   (UNAUDITED)
                                         --------------------------------
                                              2001                  2000
-------------------------------------------------------------------------

Net Sales
     Retail                                $ 114,037            $ 139,860
     Wholesale                               114,467              156,323
                                           ------------------------------
                                           $ 228,504            $ 296,183
                                           ------------------------------
Intersegment Sales
     Wholesale                             $  43,689            $  70,201
                                           ------------------------------

Operating Income (Loss)
     Retail                                $   1,916            $    (879)
     Wholesale                               (18,145)               9,899
                                           ------------------------------
                                           $ (16,229)           $   9,020
                                           ------------------------------

Depreciation and Amortization
     Retail                                $     850            $     765
     Wholesale                                 2,110                1,967
                                           ------------------------------
                                           $   2,960            $   2,732
                                           ------------------------------

                                        NOVEMBER 30, 2001
                                          (UNAUDITED)     AUGUST 31, 2001
-------------------------------------------------------------------------

Total Assets
     Retail                                $  96,004            $ 103,161
     Wholesale                               246,516              252,396
                                           ------------------------------
                                           $ 342,520            $ 355,557
                                           ------------------------------

Capital Expenditures
     Retail                                $   1,172            $   3,704
     Wholesale                                 1,140                6,348
                                           ------------------------------
                                           $   2,312            $  10,052
                                           ------------------------------


7. SUBSEQUENT EVENT

         On December 21, 2001, the Company acquired all of the outstanding shares of stock of Country Fair, Inc. (CFI). CFI operates 69 convenience stores throughout northwestern Pennsylvania, southwestern New York and eastern Ohio.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================
Recent Developments


Recent Developments

         Worldwide crude oil prices, as indicated by prices of crude oil contracts on the New York Mercantile Exchange (NYMEX), which had peaked early in fiscal 2001 declined steadily and continued into the first quarter of fiscal 2002. NYMEX Crude oil contracts for delivery in November 2001 traded at about $5 per barrel lower than ending August contracts. In early January 2002, NYMEX crude oil contracts were trading almost $3 per barrel below the November 2001 NYMEX close. The falling worldwide prices in the first fiscal quarter resulted in a reduction in the Company's wholesale margins. The Company experienced an increase in retail diesel margins and retail gasoline margins declined from the fourth quarter of fiscal 2001; however, retail gasoline margins were higher than the first quarter fiscal 2001. Most analysts expect a further softening of crude oil prices in the early part of 2002 in response to sluggish global economic performance and weakened oil product demand (especially given the high US inventories) and questionable confidence in Opec's ability to influence global crude production followed by a global economic recovery in the second half of 2002 to arrest the price slide.

         The decline in NYMEX contract prices caused decreases in the pricing of the Company's working inventories, which had a negative effect on reported earnings. Also, because the Company's monthly crude oil pricing is typically determined approximately 30 days in advance of the pricing of products produced from crude, the steady price decline had the effect of reducing refinery gross margins, as products were produced from more expensive crude oil purchased the previous month. Recovery in selling prices expected later this year would be expected to result in pricing gains on the Company's working inventories.

Results of Operations

   Comparison of Fiscal Quarters ended November 30, 2001 and November 30, 2000

         Net Sales. Net sales decreased $67.7 million or 22.9% from $296.2 million for the fiscal quarter ended November 30, 2000 to $228.5 million for the fiscal quarter ended November 30, 2001. Retail sales decreased $25.9 million, or 18.5% from $139.9 million to $114.0 million, while wholesale sales decreased $41.8 million or 26.8% from $156.3 million to $114.5 million.

          On September 29, 2000, the Company sold 42 retail locations to a non-subsidiary affiliate and terminated the leases on 8 additional retail locations, which it had previously leased from a non-subsidiary affiliate. The retail petroleum sales volume was reduced and the wholesale petroleum sales volume correspondingly increased by the transfer of these 50 retail locations as the Company now supplies these affiliate locations on a wholesale basis. On a same-store basis, excluding prior period retail sales by these 50 locations, the retail sales decrease was due to a 17.0% decrease in retail petroleum prices offset by a slight increase in retail petroleum sales volume of .3% and increased merchandise sales of 4.6%.

         The wholesale sales decrease was due to a 31.1% decrease in wholesale prices, which more than offset a 2.8% increase in wholesale volume. The increase in wholesale volume was due primarily to 15.4% higher gasoline sales although distillate sales were 17.2% lower and to 13.2% higher asphalt sales despite 8.4% lower asphalt production. Although crude oil processing rates were 5.1% lower and certain refinery gasoline-producing units were shutdown for planned maintenance activities during the quarter ended November 30, 2001, gasoline and distillate production were 4.2% higher due to reductions in intermediate refinery inventories which provided feed to other gasoline and distillate producing units.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================




These maintenance activities reduced gasoline and distillate production to a lesser extent than did similar activities during the prior year quarter. Higher asphalt sales were primarily due to more favorable weather for paving activities than was the case in the prior period. The more favorable weather caused more asphalt to be sold and provided more inventory capacity to store asphalt for the following spring paving season. The decrease in retail and wholesale petroleum prices was primarily due to a 23.2% decrease in worldwide crude oil prices as indicated by prices of NYMEX crude oil contracts for the fiscal quarter ended November 30, 2001 as compared to contracts for the prior year quarter.

         Costs of Goods Sold. Costs of goods sold decreased $42.1 million or 15.9% from $265.5 million for the fiscal quarter ended November 30, 2000 to $223.4 million for the fiscal quarter ended November 30, 2001. Retail costs of goods sold decreased $28.4 million or 22.6% from $125.7 million to $97.3 million, while wholesale costs of goods sold decreased $13.7 million or 9.9% from $139.8 million to $126.1 million. The decrease in consolidated costs of goods sold was primarily the result of the decrease in worldwide crude oil prices, partially offset by slightly lower discounts for heavy sour grades of crude oil. Costs of goods sold for the quarter ended November 30, 2001 was negatively impacted by an approximate $9.4 million decrease in the value of the Company's working inventories, which caused an increase in the costs of goods sold.

         Gross Profit. Gross Profit decreased $25.5 million from $30.6 million for the fiscal quarter ended November 30, 2000 to $5.1 million for the fiscal quarter ended November 30, 2001. This decrease was primarily due to lower industry wholesale margins and slightly lower discounts on heavy high-sulfur crude oil grades processed by the Company, partially offset by lower retail petroleum margins, as industry retail prices did not keep pace with rapidly falling wholesale prices. The increase was also partially offset by the negative impact on cost of goods of changes in working inventory prices, versus a beneficial impact in the prior year quarter.

         Operating Expenses. Operating expenses decreased $0.3 million or 1.3% from $21.6 million for the fiscal quarter ended November 30, 2000 to $21.3 million for the fiscal quarter ended November 30, 2001. Lower utilities and costs associated with credit card transactions were offset by higher payroll costs due to normal wage increases and higher professional services.

         Operating Income. As a result of the above, operating income decreased $25.2 million from $9.0 million for the fiscal quarter ended November 30, 2000 to ($16.2) million for the fiscal quarter ended November 30, 2001.

         Interest Expense. Net interest expense (interest expense less interest income) decreased $0.3 million from $4.9 million for the fiscal quarter ended November 30, 2000 to $4.6 million for the fiscal quarter ended November 30, 2001. The decreased net interest expense was due to lower balances on the Company's revolving credit facility.

         Income Taxes. The Company's effective tax rate for the fiscal quarter ended November 30, 2001 was approximately 39.9% compared to a rate of 42.0% for the fiscal quarter ended November 30, 2000.


Liquidity and Capital Resources

         Working capital (current assets minus current liabilities) at November 30, 2001 was $76.7 million and at August 31, 2001 was $93.2 million. The Company's current ratio (current assets divided by current liabilities) was 2.2:1 at November 30, 2001 and 2.6:1 at August 31, 2001.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

================================================================================

         Net cash used in operating activities totaled $4.3 million for the three months ended November 30, 2001 and net cash provided by operating activities totaled $3.9 million for the three months ended November 30, 2000.

         Net cash used in investing activities for purchases of property, plant and equipment totaled $2.3 million and $2.7 million for the three months ended November 30, 2001 and 2000 respectively. Net cash provided by investing activities was $23.5 million from the sale of assets for the three months ended November 30, 2000. Also, net cash used in investing activities for the purchase of stock of potential acquisition candidate totaled $2.0 million for the three months ended November 30, 2000.

         The Company reviews its capital expenditures on an ongoing basis. The Company currently has budgeted approximately $6.0 million for capital expenditures in fiscal 2002. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal 2002.

         Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company's secured revolving credit facility (the "Facility") with PNC Bank, N.A. as Agent Bank. The Facility commitment is currently $50,000,000, and expires on June 9, 2002. The Facility is secured by certain qualifying cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds rate for base rate borrowings and the LIBOR rate for Euro-Rate borrowings, which was 5.08% as of November 30, 2001.

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

Date:  January 17, 2002






                                  UNITED REFINING COMPANY
                                  ---------------------------------------------
                                  (Registrant)



                                  /s/ Myron L. Turfitt
                                  ---------------------------------------------
                                  Myron L. Turfitt
                                  President



                                  /s/ James E. Murphy
                                  ---------------------------------------------
                                  James E. Murphy
                                  Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 17, 2002






                                KIANTONE PIPELINE CORPORATION
                                ------------------------------------------------
                                (Registrant)



                                /s/ Myron L. Turfitt
                                ------------------------------------------------
                                Myron L. Turfitt
                                President



                                /s/ James E. Murphy
                                ------------------------------------------------
                                James E. Murphy
                                Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 17, 2002






                                  UNITED REFINING COMPANY OF PENNSYLVANIA
                                  (Registrant)



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

Date:  January 17, 2002






                               KIANTONE PIPELINE COMPANY
                               -------------------------------------------------
                               (Registrant)



                               /s/ Myron L. Turfitt
                               -------------------------------------------------
                               Myron L. Turfitt
                               President



                               /s/ James E. Murphy
                               -------------------------------------------------
                               James E. Murphy
                               Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 17, 2002






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

Date:  January 17, 2002






                                KWIK FILL CORPORATION
                                -----------------------------------------------
                                (Registrant)



                                /s/ Myron L. Turfitt
                                -----------------------------------------------
                                Myron L. Turfitt
                                President



                                /s/ James E. Murphy
                                -----------------------------------------------
                                James E. Murphy
                                Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 17, 2002





                               INDEPENDENT GASOLINE AND OIL COMPANY OF
                               ROCHESTER, INC.
                               ------------------------------------------------
                               (Registrant)



                               /s/ Myron L. Turfitt
                               ------------------------------------------------
                               Myron L. Turfitt
                               President



                               /s/ James E. Murphy
                               ------------------------------------------------
                               James E. Murphy
                               Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 17, 2002






                               BELL OIL CORP.
                               -------------------------------------------------
                               (Registrant)



                               /s/ Myron L. Turfitt
                               -------------------------------------------------
                               Myron L. Turfitt
                               President



                               /s/ James E. Murphy
                               -------------------------------------------------
                               James E. Murphy
                               Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 17, 2002






                               PPC, INC.
                               ------------------------------------------------
                               (Registrant)



                               /s/ Myron L. Turfitt
                               ------------------------------------------------
                               Myron L. Turfitt
                               President



                               /s/ James E. Murphy
                               ------------------------------------------------
                               James E. Murphy
                               Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 17, 2002






                               SUPER TEST PETROLEUM, INC.
                               ------------------------------------------------
                               (Registrant)



                               /s/ Myron L. Turfitt
                               ------------------------------------------------
                               Myron L. Turfitt
                               President



                               /s/ James E. Murphy
                               ------------------------------------------------
                               James E. Murphy
                               Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 17, 2002






                                KWIK-FIL, INC.
                                -----------------------------------------------
                                (Registrant)



                                /s/ Myron L. Turfitt
                                -----------------------------------------------
                                Myron L. Turfitt
                                President



                                /s/ James E. Murphy
                                -----------------------------------------------
                                James E. Murphy
                                Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 17, 2002






                               VULCAN ASPHALT REFINING CORPORATION
                               ------------------------------------------------
                               (Registrant)



                               /s/ Myron L. Turfitt
                               ------------------------------------------------
                               Myron L. Turfitt
                               President



                               /s/ James E. Murphy
                               ------------------------------------------------
                               James E. Murphy
                               Chief Financial Officer