Form 10-Q
period 2002-05-31
UNITED REFINING CO; VULCAN ASPHALT REFINING CORP; UNITED REFINING CO /PA/; UNITED JET CENTER INC; SUPER TEST PETROLEUM INC; PPC INC; KWIK FILL INC; KWIK FIL INC; KIANTONE PIPELINE CORP; KIANTONE PIPELINE CO
filed 2002-07-15
CIK 101462, 1045546, 1040270, 1045542, 1045545, 1045544, 1045541, 1045540, 830253, 1045539

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


      (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------

                          Commission File No. 333-35083

                             UNITED REFINING COMPANY
-------------------------------------------------------------------------------
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

                            Yes   X      No
                                -----       -----

Number of shares outstanding of Registrant's Common Stock as of
July 15, 2002:    100.

------------------------------------------------------------------------------------------------------------------------------
                                               TABLE OF ADDITIONAL REGISTRANTS
------------------------------------------------------------------------------------------------------------------------------
                                           State of Other         Primary Standard        IRS Employer
                                          Jurisdiction of            Industrial          Identification     Commission File
                Name                       Incorporation       Classification Number         Number              Number
------------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Corporation                 New York                  4612               25-1211902         333-35083-01
------------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Company                   Pennsylvania                4600               25-1416278         333-35083-03
------------------------------------------------------------------------------------------------------------------------------
United Refining Company of                  Pennsylvania                5541               25-0850960         333-35083-02
Pennsylvania
------------------------------------------------------------------------------------------------------------------------------
United Jet Center, Inc.                       Delaware                  4500               52-1623169         333-35083-06
------------------------------------------------------------------------------------------------------------------------------
Kwik Fill Corporation                       Pennsylvania                5541               25-1525543         333-35083-05
------------------------------------------------------------------------------------------------------------------------------
Independent Gas and Oil Company of            New York                  5170               06-1217388         333-35083-11
Rochester, Inc.
------------------------------------------------------------------------------------------------------------------------------
Bell Oil Corp.                                Michigan                  5541               38-1884781         333-35083-07
------------------------------------------------------------------------------------------------------------------------------
PPC, Inc.                                       Ohio                    5541               31-0821706         333-35083-08
------------------------------------------------------------------------------------------------------------------------------
Super Test Petroleum, Inc.                    Michigan                  5541               38-1901439         333-35083-09
------------------------------------------------------------------------------------------------------------------------------
Kwik-Fil, Inc.                                New York                  5541               25-1525615         333-35083-04
------------------------------------------------------------------------------------------------------------------------------
Vulcan Asphalt Refining Corporation           Delaware                  2911               23-2486891         333-35083-10
------------------------------------------------------------------------------------------------------------------------------
Country Fair, Inc.                          Pennsylvania                5541               25-1149799         333-35083-12
------------------------------------------------------------------------------------------------------------------------------

PART I.    FINANCIAL INFORMATION                                       PAGE(S)
--------------------------------

  Item 1.    Financial Statements

             Consolidated Balance Sheets -
             May 31, 2002 and August 31, 2001                             4

             Consolidated Statements of Operations -
             Nine Months and Quarters Ended May 31, 2002 and 2001         5

             Consolidated Statements of Cash Flows -
             Nine Months Ended May 31, 2002 and 2001                      6

             Notes to Consolidated Financial Statements                7-14

  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations            15-20

PART II.    OTHER INFORMATION                                           21
-----------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------
                                                                                   MAY 31,
                                                                                    2002              AUGUST 31,
                                                                                 (UNAUDITED)             2001
        -----------------------------------------------------------------------------------------------------------
        ASSETS
        CURRENT:
            Cash and cash equivalents                                             $   8,330           $  35,224
            Accounts receivable, net                                                 32,762              41,937
            Inventories                                                             103,966              62,554
            Prepaid expenses and other assets                                        21,514              13,312
        -----------------------------------------------------------------------------------------------------------
                 TOTAL CURRENT ASSETS                                               166,572             153,027
        PROPERTY, PLANT AND EQUIPMENT, NET                                          189,419             190,951
        INVESTMENT IN AFFILIATED COMPANY                                              2,329               1,529
        DEFERRED FINANCING COSTS                                                      3,670               4,102
        OTHER ASSETS                                                                 21,359               5,948
        -----------------------------------------------------------------------------------------------------------
                                                                                  $ 383,349           $ 355,557
        ===========================================================================================================
        LIABILITIES AND STOCKHOLDER'S EQUITY
        CURRENT:
            Revolving credit facility                                             $  29,000           $       -
            Current installments of long-term debt                                      101                 121
            Accounts payable                                                         36,302              22,206
            Income taxes payable                                                          -               2,373
            Accrued liabilities                                                      20,368              12,411
            Sales, use and fuel taxes payable                                        18,777              16,686
            Deferred income taxes                                                     4,157               4,157
            Amounts due affiliated companies                                          1,121               1,905
        -----------------------------------------------------------------------------------------------------------
                 TOTAL CURRENT LIABILITIES                                          109,826              59,859
        LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                                  180,906             180,979
        DEFERRED INCOME TAXES                                                         9,671              17,573
        DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                       1,399               1,560
        DEFERRED RETIREMENT BENEFITS                                                 21,446              19,356
        OTHER NONCURRENT LIABILITIES                                                  2,608                 264
        -----------------------------------------------------------------------------------------------------------
                 TOTAL LIABILITIES                                                  325,856             279,591
        -----------------------------------------------------------------------------------------------------------
        COMMITMENTS AND CONTINGENCIES
        STOCKHOLDER'S EQUITY:
            Common stock, $.10 par value per share - shares authorized
                 100; issued and outstanding 100                                          -                   -
            Additional paid-in capital                                               16,648              16,648
            Retained earnings                                                        40,845              59,318
        -----------------------------------------------------------------------------------------------------------
                 TOTAL STOCKHOLDER'S EQUITY                                          57,493              75,966
        -----------------------------------------------------------------------------------------------------------
                                                                                  $ 383,349           $ 355,557
        ===========================================================================================================


                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                  MAY 31,                      MAY 31,
                                                                        --------------------------------------------------------
                                                                              2002        2001          2002          2001
       -------------------------------------------------------------------------------------------------------------------------
       NET SALES                                                          $  278,408   $ 272,383     $ 721,640     $ 814,784
       COSTS OF GOODS SOLD                                                   244,739     232,200       657,433       717,788
       -------------------------------------------------------------------------------------------------------------------------
                 GROSS PROFIT                                                 33,669      40,183        64,207        96,996
       -------------------------------------------------------------------------------------------------------------------------
       EXPENSES:
             Selling, general and administrative expenses                     25,249      18,086        67,561        54,697
             Depreciation and amortization expenses                            3,222       2,732         9,180         8,197
       -------------------------------------------------------------------------------------------------------------------------
                 TOTAL OPERATING EXPENSES                                     28,471      20,818        76,741        62,894
       -------------------------------------------------------------------------------------------------------------------------
                 OPERATING INCOME (LOSS)                                       5,198      19,365       (12,534)       34,102
       -------------------------------------------------------------------------------------------------------------------------
       OTHER INCOME (EXPENSE):
             Interest income                                                      22         335           310         1,251
             Interest expense                                                 (5,026)     (5,142)      (14,830)      (16,094)
             Other, net                                                         (189)       (219)         (983)         (739)
             Costs associated with acquisition                                     -           -             -        (1,300)
             Equity in net earnings of affiliate                                 211           -           801             -
       -------------------------------------------------------------------------------------------------------------------------
                                                                              (4,982)     (5,026)      (14,702)      (16,882)
       -------------------------------------------------------------------------------------------------------------------------
                 INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)               216      14,339       (27,236)       17,220
       INCOME TAX EXPENSE (BENEFIT)                                               87       6,020       (10,893)        7,230
       -------------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                               129       8,319       (16,343)        9,990
       EXTRAORDINARY ITEM, NET OF TAX OF $1,389                                    -          31             -         1,919
       -------------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                                                  $      129   $   8,350     $ (16,343)    $  11,909
       =========================================================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------
                                                                                       NINE MONTHS ENDED
                                                                                           MAY 31,
                                                                                  ----------------------------
                                                                                     2002           2001
        ------------------------------------------------------------------------------------------------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income (loss)                                                    $ (16,343)     $  11,909
             Adjustments to reconcile net income (loss) to net
                      cash used in operating activities:
             Depreciation and amortization                                           11,613         10,991
             Post-retirement benefits                                                 1,634          3,040
             Change in deferred income taxes                                         (4,541)         3,635
             Gain on extinguishment of debt                                               -         (3,308)
             Equity in net earnings of affiliate                                       (801)             -
             Gain (loss) on asset dispositions                                          210            231
             Cash used in working capital items                                     (20,043)        (3,632)
             Other, net                                                              (1,177)        (3,691)
        ------------------------------------------------------------------------------------------------------
                    TOTAL ADJUSTMENTS                                               (13,105)         7,266
        ------------------------------------------------------------------------------------------------------
                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (29,448)        19,175
        ------------------------------------------------------------------------------------------------------
        CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of business, net of cash acquired                             (16,900)             -
             Purchase of investment securities                                            -         (3,714)
             Sale of investment securities                                                -          3,497
             Additions to property, plant and equipment                              (7,182)        (7,640)
             Proceeds from asset dispositions                                             3         23,533
        ------------------------------------------------------------------------------------------------------
                    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (24,079)        15,676
        ------------------------------------------------------------------------------------------------------
        CASH FLOWS FROM FINANCING ACTIVITIES:
             Net borrowings on revolving credit facility                             29,000              -
             Dividends                                                               (2,130)        (1,637)
             Deferred financing costs                                                  (144)             -
             Principal reductions of long-term debt                                     (93)        (6,701)
        ------------------------------------------------------------------------------------------------------
                    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              26,633         (8,338)
        ------------------------------------------------------------------------------------------------------
        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (26,894)        26,513
        CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 35,224          7,430
        ------------------------------------------------------------------------------------------------------
        CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   8,330      $  33,943
        ======================================================================================================
        CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
             Accounts receivable, net                                             $   9,980      $   3,483
             Inventories                                                            (35,412)       (35,892)
             Prepaid expenses and other assets                                       (6,605)         2,526
             Accounts payable                                                         7,437         19,349
             Accrued liabilities                                                      7,063          3,065
             Amounts due affiliated companies                                          (784)             -
             Income taxes payable                                                    (2,542)         4,119
             Sales, use and fuel taxes payable                                          820           (282)
        ------------------------------------------------------------------------------------------------------
                  TOTAL CHANGE                                                    $ (20,043)     $  (3,632)
        ======================================================================================================


                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION                The accompanying unaudited consolidated
                                        financial statements have been prepared
                                        in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation
                                        S-X. Accordingly, they do not include
                                        all of the information and footnotes
                                        required by accounting principles
                                        generally accepted in the United States
                                        of America for complete financial
                                        statements. In the opinion of
                                        management, all adjustments (consisting
                                        of only normal recurring accruals)
                                        considered necessary for a fair
                                        presentation have been included.
                                        Operating results for the three and nine month periods ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending
                                        August 31, 2002. For further
                                        information, refer to the consolidated
                                        financial statements and footnotes
                                        thereto incorporated by reference in the Company's Form 10-K filing dated
                                        November 29, 2001.

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

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

4. INVENTORIES                          Inventories consist of the following:



                                                 MAY 31, 2002
                                                 (UNAUDITED)      AUGUST 31, 2001
==================================================================================
Crude Oil                                         $  22,892          $ 15,236
Petroleum Products                                   51,616            24,412
                                                 ---------------------------------
                        Total @ LIFO                 74,508            39,648
                                                 ---------------------------------

Merchandise                                          15,809            10,099
Supplies                                             13,649            12,807
                                                 ---------------------------------
                        Total @ FIFO                 29,458            22,906
                                                 ---------------------------------
           Total Inventory                        $ 103,966          $ 62,554
==================================================================================



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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

Condensed Consolidating Balance Sheets
(in thousands)

                                                          May 31, 2002                                   August 31, 2001
                                      ---------------------------------------------- -----------------------------------------------
                                        Issuer  Guarantors Eliminations Consolidated  Issuer  Guarantors  Eliminations Consolidated
                                      ---------------------------------------------- -----------------------------------------------
Assets
Current:
   Cash and cash equivalents          $   3,563  $   4,767   $    --     $   8,330  $  29,197  $   6,027   $    --     $  35,224
   Accounts receivable, net              22,244     10,518        --        32,762     32,669      9,268        --        41,937
   Inventories                           81,671     22,295        --       103,966     47,177     15,377        --        62,554
   Prepaid expenses and other assets     17,653      3,861        --        21,514     11,154      2,158        --        13,312
   Intercompany                          98,048     18,236    (116,284)       --       81,308     18,345     (99,653)       --
                                      --------------------------------------------  --------------------------------------------
       Total current assets             223,179     59,677    (116,284)    166,572    201,505     51,175     (99,653)    153,027
Property, plant and equipment, net      119,079     70,340        --       189,419    121,074     69,877        --       190,951
Investment in affiliated company          2,329       --          --         2,329      1,529       --          --         1,529
Deferred financing costs, net             3,670       --          --         3,670      4,102       --          --         4,102
Other assets                              5,389     17,141      (1,171)     21,359      6,665        454      (1,171)      5,948
                                      --------------------------------------------  --------------------------------------------
                                      $ 353,646  $ 147,158   $(117,455)  $ 383,349  $ 334,875  $ 121,506   $(100,824)  $ 355,557
                                      ============================================  ============================================
Liabilities and Stockholder's Equity
Current:
   Revolving credit facility          $  29,000  $    --     $    --     $  29,000  $    --    $    --     $    --     $    --
   Current installments of long-term
     debt                                  --          101        --           101       --          121        --           121
   Accounts payable                      23,063     13,239        --        36,302     16,857      5,349        --        22,206
   Income taxes payable                    --         --          --          --        2,413        (40)       --         2,373
   Accrued liabilities                   16,769      3,599        --        20,368      9,739      2,672        --        12,411
   Sales, use and fuel taxes payable     16,267      2,510        --        18,777     16,542        144        --        16,686
   Deferred income taxes                  4,507       (350)       --         4,157      4,507       (350)       --         4,157
   Amounts due affiliated companies         310        811        --         1,121      1,495        410        --         1,905
   Intercompany                            --      116,284    (116,284)       --         --       99,653     (99,653)       --
                                      --------------------------------------------  --------------------------------------------
       Total current liabilities         89,916    136,194    (116,284)    109,826     51,553    107,959     (99,653)     59,859

Long term debt: less current            180,135        771        --       180,906    180,135        844        --       180,979
  installments
Deferred income taxes                     7,209      2,462        --         9,671     11,009      6,564        --        17,573
Deferred gain on settlement of            1,399       --          --         1,399      1,560       --          --         1,560
  pension plan obligations
Deferred retirement benefits             20,240      1,206        --        21,446     18,610        746        --        19,356
Other noncurrent liabilities               --        2,608        --         2,608       --          264        --           264
                                      --------------------------------------------  --------------------------------------------
       Total liabilities                298,899    143,241    (116,284)    325,856    262,867    116,377     (99,653)    279,591
                                      --------------------------------------------  --------------------------------------------
Commitment and contingencies
Stockholder's equity
   Common stock, $.10 par value per
     share - shares authorized 100;
     issued and                            --           18         (18)       --         --           18         (18)       --
       outstanding, 100
   Additional paid-in capital             7,150     10,651      (1,153)     16,648      7,150     10,651      (1,153)     16,648
   Retained earnings                     47,597     (6,752)       --        40,845     64,858     (5,540)       --        59,318
                                      --------------------------------------------  --------------------------------------------
       Total stockholder's equity        54,747      3,917      (1,171)     57,493     72,008      5,129      (1,171)     75,966
                                      --------------------------------------------  --------------------------------------------
                                      $ 353,646  $ 147,158   $(117,455)  $ 383,349  $ 334,875  $ 121,506   $(100,824)  $ 355,557
                                      ============================================  ============================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

Condensed Consolidating Statements of Operations
(in thousands)

                                              Nine Months Ended May 31, 2002                   Nine Months Ended May 31, 2001
                                     ----------------------------------------------  ---------------------------------------------
                                      Issuer   Guarantors Eliminations Consolidated  Issuer  Guarantors  Eliminations Consolidated
                                     ----------------------------------------------  ---------------------------------------------
Net sales                            $ 450,661   $ 403,101   $(132,122)  $ 721,640   $ 612,561   $ 389,637   $(187,414)  $ 814,784
Costs of goods sold                    445,315     344,240    (132,122)    657,433     561,457     343,745    (187,414)    717,788
                                     ---------------------------------------------   ---------------------------------------------
      Gross profit                       5,346      58,861        --        64,207      51,104      45,892        --        96,996
                                     ---------------------------------------------   ---------------------------------------------
Expenses:
   Selling, general and
     administrative expenses            12,321      55,240        --        67,561      11,923      42,774        --        54,697
   Depreciation and amortization
     expenses                            6,180       3,000        --         9,180       5,764       2,433        --         8,197
                                      ---------------------------------------------   ---------------------------------------------
      Total operating expenses          18,501      58,240        --        76,741      17,687      45,207        --        62,894
                                     ---------------------------------------------   ---------------------------------------------
      Operating income (loss)          (13,155)        621        --       (12,534)     33,417         685        --        34,102
                                     ---------------------------------------------   ---------------------------------------------
Other income (expense):
   Interest income                       3,981         770      (4,441)        310       7,575       1,247      (7,571)      1,251
   Interest expense                    (15,486)     (3,785)      4,441     (14,830)    (17,203)     (6,462)      7,571     (16,094)
   Other, net                           (1,382)        399        --          (983)       (841)        102        --          (739)
   Costs associated with
     acquisition                          --          --          --          --        (1,300)       --          --        (1,300)
   Equity in net earnings of
     affiliate                             801        --          --           801        --          --          --          --
                                     ---------------------------------------------   ---------------------------------------------
                                       (12,086)     (2,616)       --       (14,702)    (11,769)     (5,113)       --       (16,882)
                                     ---------------------------------------------   ---------------------------------------------
Income (loss) before income tax        (25,241)     (1,995)       --       (27,236)     21,648      (4,428)       --        17,220
    expense (benefit)
Income tax expense (benefit)           (10,110)       (783)       --       (10,893)      8,982      (1,752)       --         7,230
                                     ---------------------------------------------   ---------------------------------------------
Net income (loss) before
    extraordinary  item                (15,131)     (1,212)       --       (16,343)     12,666      (2,676)       --         9,990

Extraordinary item                        --          --          --          --         1,919        --          --         1,919
                                     ---------------------------------------------   ---------------------------------------------
Net income (loss)                    $ (15,131)  $  (1,212)  $    --     $ (16,343)  $  14,585   $  (2,676)  $    --     $  11,909
                                     =============================================   =============================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------




Condensed Consolidating Statements of Operations
(in thousands)

                                              Three months Ended May 31, 2002                 Three Months Ended May 31, 2001
                                     ----------------------------------------------  ---------------------------------------------
                                      Issuer   Guarantors Eliminations Consolidated  Issuer  Guarantors  Eliminations Consolidated
                                     ----------------------------------------------  ---------------------------------------------
Net sales                            $ 167,307   $ 161,608   $ (50,507)  $ 278,408   $ 203,552   $ 131,420   $ (62,589)  $ 272,383
Costs of goods sold                    157,557     137,689     (50,507)    244,739     179,200     115,589     (62,589)    232,200
                                     ---------------------------------------------   ---------------------------------------------
      Gross profit                       9,750      23,919        --        33,669      24,352      15,831        --        40,183
                                     ---------------------------------------------   ---------------------------------------------
Expenses:
   Selling, general and
     administrative expenses             3,712      21,537        --        25,249       3,650      14,436        --        18,086
   Depreciation and amortization
     expenses                            2,060       1,162        --         3,222       1,920         812        --         2,732
                                     ---------------------------------------------   ---------------------------------------------
      Total operating expenses           5,772      22,699        --        28,471       5,570      15,248        --        20,818
                                     ---------------------------------------------   ---------------------------------------------
      Operating income (loss)            3,978       1,220        --         5,198      18,782         583        --        19,365
                                     ---------------------------------------------   ---------------------------------------------
Other income (expense):
   Interest income                       1,328         249      (1,555)         22       2,167         367      (2,199)        335
   Interest expense                     (5,234)     (1,347)      1,555      (5,026)     (5,470)     (1,871)      2,199      (5,142)
   Other, net                             (415)        226        --          (189)       (209)        (10)       --          (219)
   Equity in net earnings of
     affiliate                             211        --          --           211        --          --          --          --
                                     ---------------------------------------------   ---------------------------------------------
                                        (4,110)       (872)       --        (4,982)     (3,512)     (1,514)       --        (5,026)
                                     ---------------------------------------------   ---------------------------------------------
Income (loss) before income tax           (132)        348        --           216      15,270        (931)       --        14,339
expense (benefit)
Income tax expense (benefit)               (53)        140        --            87       6,399        (379)       --         6,020
                                     ---------------------------------------------   ---------------------------------------------
Net income (loss) before
  extraordinary item                       (79)        208        --           129       8,871        (552)       --         8,319
Extraordinary item                        --          --          --          --            31        --          --            31
                                     ---------------------------------------------   ---------------------------------------------
Net income (loss)                    $     (79)  $     208   $    --     $     129   $   8,902   $    (552)  $    --     $   8,350
                                     =============================================   =============================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------




Condensed Consolidating Statements of Cash Flows
(in thousands)

                                               Nine Months Ended May 31, 2002              Nine Months Ended May 31, 2001
                                     ----------------------------------------------  ---------------------------------------------
                                      Issuer   Guarantors Eliminations Consolidated  Issuer  Guarantors  Eliminations Consolidated
                                     ----------------------------------------------  ---------------------------------------------
Net cash provided by (used in)
  operating activities                $(30,894)  $  1,446    $ --       $(29,448)    $ 38,109   $(18,934)    $ --       $ 19,175
                                      ------------------------------------------     -------------------------------------------
Cash flows from investing
  activities:
    Purchase of business, net
      of cash acquired                 (17,281)       381      --        (16,900)        --         --         --           --
    Purchase of investment
      securities                          --         --        --           --         (3,714)      --         --         (3,714)
    Sale of investment securities         --         --        --           --          3,497       --         --          3,497
    Additions to property, plant
      and equipment                     (4,185)    (2,997)     --         (7,182)      (5,195)    (2,445)      --         (7,640)
    Proceeds from asset dispositions      --            3      --              3         --       23,533       --         23,533
                                      ------------------------------------------     -------------------------------------------
       Net cash  provided by (used
          in) investing activities     (21,466)    (2,613)     --        (24,079)      (5,412)    21,088       --         15,676
                                      ------------------------------------------     -------------------------------------------
Cash flows from financing activities:
    Net borrowings on revolving
          credit facility               29,000       --        --         29,000         --         --         --           --
    Dividends                           (2,130)      --        --         (2,130)      (1,637)      --         --         (1,637)
    Deferred financing costs              (144)      --        --           (144)        --         --         --           --
    Principal reductions of
       long-term debt                     --          (93)     --            (93)      (6,607)       (94)      --         (6,701)
                                      ------------------------------------------     -------------------------------------------
       Net cash  provided by (used
          in) financing activities      26,726        (93)     --         26,633       (8,244)       (94)      --         (8,338)
                                      ------------------------------------------     -------------------------------------------
Net increase (decrease) in cash and
     cash equivalents                  (25,634)    (1,260)     --        (26,894)      24,453      2,060       --         26,513
Cash and cash equivalents, beginning
     of period                          29,197      6,027      --         35,224        4,107      3,323       --          7,430
                                      ------------------------------------------     -------------------------------------------
Cash and cash equivalents,
     end of period                    $  3,563   $  4,767    $ --       $  8,330     $ 28,560   $  5,383     $ --       $ 33,943
                                      ==========================================     ===========================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

6.  SEGMENTS OF BUSINESS

         The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

         The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products and convenience and grocery items through company owned gasoline stations and convenience stores under the Kwik Fill(R), Red Apple Food Mart(R) and Country Fair(R) brand names.

         Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company's reportable segments is presented in the following tables (in thousands):


                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                              MAY 31,                      MAY 31,
                                           (UNAUDITED)                   (UNAUDITED)
                                   --------------------------------------------------------
                                      2002           2001            2002            2001
-------------------------------------------------------------------------------------------
Net Sales
     Retail                        $ 160,405      $ 130,209       $ 399,613       $ 386,117
     Wholesale                       118,003        142,174         322,027         428,667
                                   --------------------------------------------------------
                                   $ 278,408      $ 272,383       $ 721,640       $ 814,784
                                   ========================================================
Intersegment Sales
     Wholesale                     $  49,304      $  61,378       $ 128,634       $ 183,894
                                   ========================================================

Operating Income (Loss)
     Retail                        $     610      $     300       $     (77)      $    (270)
     Wholesale                         4,588         19,065         (12,457)         34,372
                                   --------------------------------------------------------
                                   $   5,198      $  19,365       $ (12,534)      $  34,102
                                   ========================================================

Depreciation and Amortization
     Retail                        $   1,112      $     765       $   2,850       $   2,295
     Wholesale                         2,110          1,967           6,330           5,902
                                   --------------------------------------------------------
                                   $   3,222      $   2,732       $   9,180       $   8,197
                                   ========================================================


                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------




                                  MAY 31, 2002
                                  (UNAUDITED)          AUGUST 31, 2001
----------------------------------------------------------------------
Total Assets
     Retail                        $ 121,899             $ 103,161
     Wholesale                       261,450               252,396
                                   -------------------------------
                                   $ 383,349             $ 355,557
                                   ===============================

Capital Expenditures
     Retail                        $   3,002             $   3,704
     Wholesale                         4,180                 6,348
                                   -------------------------------
                                   $   7,182             $  10,052
                                   ===============================



7.  ACQUISITION

         The Company completed the acquisition of Country Fair, Inc. on December 21, 2001. United Refining Company acquired the operations and working capital assets of Country Fair, Inc., for approximately $16.9 million. The fixed assets of Country Fair, Inc., which consist of 69 convenience stores throughout northwestern Pennsylvania, southwestern New York and eastern Ohio, were acquired by related entities controlled by John Catsimatidis, the principle shareholder of United Refining Company. The assets are being leased to United Refining Company at an annual aggregate rental of approximately $5.2 million over a period ranging from 10 to 20 years. United Refining Company is not a guarantor of the underlying mortgages on the properties.

         The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements. The excess of purchase price over the net assets acquired, in the amount of approximately $1.3 million has been recorded as goodwill. The pro forma effect assuming the acquisition of Country Fair at the beginning of fiscal 2002 and 2001 is not material.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

Recent Developments

         By the end of the nine month period ended May 31, 2002, industry-wide margins on gasoline and distillate, as indicated by the difference between the prices of crude oil contracts traded on the New York Mercantile Exchange (NYMEX) and the prices of NYMEX gasoline and heating oil contracts, improved significantly compared to the earlier months of fiscal 2002, primarily for the months of April and May. This contributed to improved gross profit, operating income and net income for the Company when compared to the first two quarters of fiscal 2002. Commodity prices and U.S. refining margins strengthened this quarter on a stronger outlook for global economic growth and tensions in the Middle East. However, downstream margins remain weak for this time of year. On a same fiscal quarter basis, current quarter industry margins are about 35% lower which contributed to lower gross margin, operating income and net income. The lower margins are attributed to higher gasoline inventories and record levels of imports even as gasoline consumption stretched to record levels.

         Refining margins are expected to stay under pressure for the remainder of the year due to high product inventories, higher domestic production, and record gasoline imports in addition to the market's belief that there is adequate gasoline supply for the summer driving season. After increasing to over $6 per barrel in April and May, the current 3/2/1 crack spread has decreased to about $5 per barrel and may fall below this level later this year with significant improvement not expected until summer of 2003.

         After a fiscal 2002 second quarter average of $19.60 per barrel, the current NYMEX crude pricing is $26 to $27 per barrel and most analysts expect NYMEX crude oil prices to stay in this range for the last half of 2002 and to average a little over $26 per barrel for 2002 or about the same as 2001.

         The Company's results continued to be negatively influenced by the weaker discounts on heavy sour crude oils. Since the refinery crude supply is comprised of approximately equal proportions of sour and sweet crude, the difference between their prices ("sweet-sour differential") impacts the costs of goods sold and hence gross profit. For the recent quarter compared to the prior year quarter, the Company realized a 57% decrease in the light/heavy crude price differential. This differential is expected to improve later this year.


Results of Operations

   Comparison of Fiscal Quarters ended May 31, 2002 and May 31, 2001

         Net Sales. Net sales increased $6.0 million or 2.2% from $272.4 million for the fiscal quarter ended May 31, 2001 to $278.4 million for the fiscal quarter ended May 31, 2002. Retail sales increased $30.2 million, or 23.2% from $130.2 million to $160.4 million, while wholesale sales decreased $24.2 million or 17.0% from $142.2 million to $118.0 million. The retail sales increase was due to a retail sales volume increase of 17.7 million gallons or 25.3% (including Country Fair, Inc.), offset by a significant decline in retail selling prices of 11.2%. The wholesale sales decrease was due to an 18.6% decrease in wholesale prices combined with a 0.3% decrease in wholesale volume.

         Retail sales were increased by the acquisition of Country Fair, Inc. in December 2001. Country Fair, Inc. retail sales totaled $43.4 million for the quarter ended May 31, 2002. Country Fair, Inc. sales volume contributed 18.5 million gallons to the total retail sales volume of 87.7 million gallons for the quarter ended May 31, 2002.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

         Costs of Goods Sold. Costs of goods sold increased $12.5 million or 5.4% from $232.2 million for the fiscal quarter ended May 31, 2001 to $244.7 million for the fiscal quarter ended May 31, 2002. Retail costs of goods sold increased $22.4 million or 19.6% from $114.8 million to $137.2 million, while wholesale costs of goods sold decreased $9.9 million or 8.4% from $117.4 million to $107.5 million.

         The increase in retail costs of goods sold is largely attributed to the acquisition of Country Fair, Inc. Country Fair, Inc.'s costs of goods sold for the quarter ended May 31, 2002 was $34.4 million. The decrease in wholesale costs of goods was primarily due to the 7.7% decrease in the Company's average crude oil purchase price for the quarter ended May 31, 2002 as compared to the prior year quarter. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, decreased 15.5% as compared to the prior year quarter. Costs of goods sold for the quarter ended May 31, 2002 was positively impacted by an approximate $12.8 million increase in the value of the Company's working inventories on a market valuation basis, which decreased costs of goods sold. In the quarter ended May 31, 2001, costs of goods was positively impacted by an approximately $.3 million increase in the value of the Company's working inventories on a market valuation basis, which decreased costs of goods sold. This was reinforced by a $1.3 million reduction in the LIFO reserve, which had the effect of further increasing the value of the Company's inventories and reducing costs of goods sold.

         Gross Profit. Gross Profit decreased $6.5 million from $40.2 million for the fiscal quarter ended May 31, 2001 to $33.7 million for the fiscal quarter ended May 31, 2002. This decrease was primarily due to $14.3 million lower wholesale margins and the 57.0% lower discounts on heavy high-sulfur crude oil grades processed by the Company. Retail margins increased $7.7 million with Country Fair, Inc. contributing $9.0 million. Excluding Country Fair, Inc., retail petroleum margins decreased $0.7 million and merchandise margins decreased $0.6 million for a total decrease of $1.3 million. The merchandise margin decreased $0.4 million for non-tobacco and $0.2 million for tobacco related merchandise. The gross profit decrease was partially offset by the positive impact on costs of goods sold due to an increase in the value of the Company's working inventories on a market value basis.

         Operating Expenses. Operating expenses increased $7.7 million or 37.0% from $20.8 million for the fiscal quarter ended May 31, 2001 to $28.5 million for the fiscal quarter ended May 31, 2002. This increase was primarily due to the acquisition of Country Fair, Inc. Country Fair, Inc.'s operating expenses for the quarter ending May 31, 2002 were $7.3 million. Country Fair, Inc.'s operating expense includes $1.3 million of rental expense primarily for the lease of fixed assets from related entities controlled by the principle shareholder of United Refining Company (see Notes to Consolidated Financial Statements, footnote number 7 from Part 1, Item 1 of Form 10Q for the period ended May 31, 2002). The remaining increases to operating expenses were due to increased depreciation and increased payroll and payroll costs offset by lower utility costs and lower post retirement expenses. Increased depreciation was primarily due to capital equipment installed as part of the Company's on-going maintenance and project upgrades.

         Operating Income. As a result of the above, operating income decreased $14.2 million from $19.4 million for the fiscal quarter ended May 31, 2001 to $5.2 million for the fiscal quarter ended May 31, 2002.

         Interest Expense. Net interest expense (interest expense less interest income) increased $0.2 million from $4.8 million for the fiscal quarter ended May 31, 2001 to $5.0 million for the fiscal quarter

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

ended May 31, 2002. The increased net interest expense was due to $0.2 million increased interest expense for borrowings on the Company's revolving credit facility, and a $0.3 million reduction in interest income earned, but partially offset by a $0.3 million reduction in interest expense relating to the Company's outstanding amount of long term Senior Unsecured Notes.

         Income Taxes. The Company's effective tax rate for the fiscal quarter ended May 31, 2002 was approximately 40.3% compared to a rate of 42.0% for the fiscal quarter ended May 31, 2001.


   Comparison of the Nine Months ended May 31, 2002 and May 31, 2001

         Net Sales. Net sales decreased $93.2 million or 11.4% from $814.8 million for the nine months ended May 31, 2001 to $721.6 million for the nine months ended May 31, 2002. Retail sales increased $13.5 million, or 3.5% from $386.1 million to $399.6 million, while wholesale sales decreased $106.6 million or 24.9% from $428.7 million to $322.0 million. The retail sales increase was primarily due to a $31.1 million increase in merchandise sales offset by a $17.8 million decrease in petroleum sales. The petroleum sales decrease results from a 16.9% decrease in retail selling prices (on a same store basis and including Country Fair, Inc.) offset by a 16.1% increase in retail petroleum volume (on a same store basis and including Country Fair, Inc.). The wholesale sales decrease was due to a 26.6% decrease in wholesale prices offset by a 2.1% increase in wholesale volume.

         Retail sales were increased by the acquisition of Country Fair, Inc in December 2001. Country Fair, Inc. retail sales totaled $71.2 million for the nine months ended May 31, 2002. Country Fair, Inc. sales volume contributed 31.4 million gallons to the total retail sales volume of 234.4 million gallons for the nine months ended May 31, 2002.

         Costs of Goods Sold. Costs of goods sold decreased $60.4 million or 8.4% from $717.8 million for the nine months ended May 31, 2001 to $657.4 million for the nine months ended May 31, 2002. Retail costs of goods sold increased $0.3 million or 0.09% from $341.6 million to $341.9 million, while wholesale costs of goods sold decreased $60.7 million or 16.1% from $376.2 million to $315.5 million.

         The significant decrease in consolidated costs of goods sold was consistent with the decrease of approximately 25.1% in worldwide crude oil prices, as indicated by NYMEX crude oil contract prices for the nine months ended May 31, 2002 as compared to the prior year period. The Company's average crude oil purchase price decreased 20.7% compared to the prior year period consistent with the previously mentioned 25.1% decline in world crude oil prices as indicated by NYMEX.

         The increase in retail costs of goods sold is largely attributed to the acquisition of Country Fair, Inc. Country Fair, Inc.'s costs of goods sold for the period ended May 31, 2002 was $57.0 million. The decrease in wholesale costs of goods was primarily due to the 20.7% decrease in the Company's average crude oil purchase price for the nine months ended May 31, 2002 as compared to the prior year period. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, decreased 25.1% as compared to the prior year period. Costs of goods sold for the nine months ended May 31, 2002 was positively impacted by an approximate $1.7 million increase in the value of the Company's working inventories on a market valuation basis, which decreased costs of goods sold. For the nine months ended May 31, 2001, costs of goods was negatively impacted by an approximately $4.8 million decrease in the value of the Company's working inventories on a market valuation basis, which increased costs of goods

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

sold. However, costs of goods sold was offset by a reduction in the LIFO reserve, which increased the value of the Company's total inventories by $4.8 million.

         Gross Profit. Gross Profit decreased $32.8 million from $97.0 million for the nine months ended May 31, 2001 to $64.2 million for the nine months ended May 31, 2002. This decrease was primarily due to $46.0 million lower wholesale margins and the 36.5% lower discounts on heavy high-sulfur crude oil grades processed by the Company. Retail margins increased $13.2 million with Country Fair, Inc. contributing $14.1 million. Excluding Country Fair, Inc., retail petroleum margins decreased $0.5 million and merchandise margins decreased $0.4 million for a total decrease of $0.9 million. The merchandise margin decreased $0.2 million for non-tobacco and $0.2 million for tobacco related merchandise. The gross profit decrease was partially offset by the positive impact on costs of goods sold due to an increase in the value of the Company's working inventories on a market value basis.

         Operating Expenses. Operating expenses increased $13.8 million or 21.9% from $62.9 million for the nine months ended May 31, 2001 to $76.7 million for the nine months ended May 31, 2002. This increase was primarily due to the acquisition of Country Fair, Inc. Country Fair, Inc.'s operating expenses for the period ending May 31, 2002 were $12.8 million. Country Fair Inc.'s operating expenses included $2.9 million of rental expense primarily for the lease of fixed assets from related entities controlled by the principle shareholder of United Refining Company (see Notes to Consolidated Financial Statements, footnote number 7 from Part 1, Item 1 of Form 10Q for the period ended May 31,
2002). The remaining increases to operating expenses were due to increased depreciation, increased advertising costs and increased payroll and payroll costs offset by lower utility costs. Increased depreciation was primarily due to capital equipment installed as part of the Company's on-going maintenance and project upgrades.

         Operating Income. As a result of the above, operating income decreased $46.6 million from $34.1 million for the nine months ended May 31, 2001 to $(12.5) million for the nine months ended May 31, 2002.

         Interest Expense. Net interest expense (interest expense less interest income) decreased $0.3 million from $14.8 million for the nine months ended May 31, 2001 to $14.5 million for the nine months ended May 31, 2002. The decreased net interest expense was due to a $1.4 million interest expense reduction relating to the Company's outstanding amount of long term Senior Unsecured Notes offset by $0.2 million increased interest expense for borrowings on the Company's revolving credit facility and a $0.9 million reduction in interest income earned.

         Income Taxes. The Company's effective tax rate for the nine months ended May 31, 2002 was approximately 40.1% compared to a rate of 42.0% for the nine months ended May 31, 2001.


Liquidity and Capital Resources

         Working capital (current assets minus current liabilities) at May 31, 2002 was $56.7 million and at August 31, 2001 was $93.2 million. The Company's current ratio (current assets divided by current liabilities) was 1.5:1 at May 31, 2002 and 2.6:1 at August 31, 2001.

         Net cash used in operating activities totaled $29.4 million for the nine months ended May 31, 2002 and net cash provided by operating activities totaled $19.2 for the nine months ended May 31, 2001.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

         Net cash used in investing activities for purchases of property, plant and equipment totaled $7.2 million and $7.6 million for the nine months ended May 31, 2002 and 2001 respectively. Net cash used in investing activities during the nine months ended May 31, 2002 included $16.9 million for the acquisition of all outstanding shares of stock of Country Fair, Inc. Net cash provided by investing activities was $23.5 million from the sale of assets for the nine months ended May 31, 2001. Also, net cash used in investing activities for the purchase of stock of potential acquisition candidate totaled $3.7 million for the nine months ended May 31, 2001.

         The Company reviews its capital expenditures on an ongoing basis. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal 2002.

         Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company's secured revolving credit facility (the "Facility") with PNC Bank, N.A. as Agent Bank. This is a $50,000,000 revolving credit facility which was renewed on July 12, 2002 and expires on May 9, 2007. At July 12, 2002, there was approximately $25,000,000 unused and available on the facility. The Facility is secured by certain qualifying cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds rate for base rate borrowings and the LIBOR rate for Euro-Rate borrowings, which was 4.34% as of May 31, 2002.

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

Item 1.       Legal Proceedings

Item 2.       Changes in Securities
                                None

Item 3.       Defaults upon Senior Securities
                                None

Item 4.       Submission of Matters to a Vote of Security Holders
                                None

Item 5.       Other Information
                                None

Item 6.       Exhibits and Reports on Form 8K
                               (a)   Exhibit 10.21 - Amended and Restated
                                     Credit Agreement.

                               (b) No reports on Forms 8-K have been filed for the quarter for which this report is being filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2002






                                   UNITED REFINING COMPANY
                                   --------------------------------------
                                   (Registrant)



                                   /s/ Myron L. Turfitt
                                   --------------------------------------
                                   Myron L. Turfitt
                                   President



                                   /s/ James E. Murphy
                                   --------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2002






                                   KIANTONE PIPELINE CORPORATION
                                   -----------------------------------------
                                   (Registrant)



                                   /s/ Myron L. Turfitt
                                   -----------------------------------------
                                   Myron L. Turfitt
                                   President



                                   /s/ James E. Murphy
                                   -----------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2002






                                   UNITED REFINING COMPANY OF PENNSYLVANIA
                                   -------------------------------------------
                                   (Registrant)



                                   /s/ Myron L. Turfitt
                                   -------------------------------------------
                                   Myron L. Turfitt
                                   President



                                   /s/ James E. Murphy
                                   -------------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2002






                                   KIANTONE PIPELINE COMPANY
                                   -----------------------------------------
                                   (Registrant)



                                   /s/ Myron L. Turfitt
                                   -----------------------------------------
                                   Myron L. Turfitt
                                   President



                                   /s/ James E. Murphy
                                   -----------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2002






                                   UNITED JET CENTER, INC.
                                   -------------------------------------------
                                   (Registrant)



                                   /s/ Myron L. Turfitt
                                   -------------------------------------------
                                   Myron L. Turfitt
                                   President



                                   /s/ James E. Murphy
                                   -------------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2002






                                   KWIK FILL CORPORATION
                                   -------------------------------------------
                                   (Registrant)



                                   /s/ Myron L. Turfitt
                                   -------------------------------------------
                                   Myron L. Turfitt
                                   President



                                   /s/ James E. Murphy
                                   -------------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2002





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

Date:  July 15, 2002






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

Date:  July 15, 2002






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

Date:  July 15, 2002






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

Date:  July 15, 2002






                                   KWIK-FIL, INC.
                                   -------------------------------------------
                                   (Registrant)



                                   /s/ Myron L. Turfitt
                                   -------------------------------------------
                                   Myron L. Turfitt
                                   President



                                   /s/ James E. Murphy
                                   -------------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2002






                                   VULCAN ASPHALT REFINING CORPORATION
                                   -------------------------------------------
                                   (Registrant)



                                   /s/ Myron L. Turfitt
                                   -------------------------------------------
                                   Myron L. Turfitt
                                   President



                                   /s/ James E. Murphy
                                   -------------------------------------------
                                   James E. Murphy
                                   Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2002






                                   COUNTRY FAIR, INC.
                                   ------------------------------------------
                                   (Registrant)



                                   /s/ Myron L. Turfitt
                                   ------------------------------------------
                                   Myron L. Turfitt
                                   President



                                   /s/ James E. Murphy
                                   ------------------------------------------
                                   James E. Murphy
                                   Vice President - Finance