Form 10-K
period 2002-08-31
UNITED REFINING CO; VULCAN ASPHALT REFINING CORP; UNITED REFINING CO /PA/; UNITED JET CENTER INC; SUPER TEST PETROLEUM INC; PPC INC; KWIK FILL INC; KWIK FIL INC; KIANTONE PIPELINE CORP; KIANTONE PIPELINE CO
filed 2002-11-27
CIK 101462, 1045546, 1040270, 1045542, 1045545, 1045544, 1045541, 1045540, 830253, 1045539

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED AUGUST 31, 2002

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from               to
                                                 ------------    -------------

Commission File No. 333-35083

                             UNITED REFINING COMPANY
             (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                                 25-1411751
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification No.)

            See Table of Additional Subsidiary Guarantor Registrants

         15 BRADLEY STREET, WARREN, PA                        16365
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of November 27, 2002, 100 shares of the Registrant's common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant's are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

   -------------------------------------------------------------------------------------------------
                                     TABLE OF ADDITIONAL REGISTRANTS
----------------------------------- ----------------------- --------------------- ---------------------
                                        State of Other          IRS Employer
                                       Jurisdiction of         Identification       Commission File
               Name                     Incorporation              Number                Number
----------------------------------- ----------------------- --------------------- ---------------------
Kiantone Pipeline Corporation              New York              25-1211902           333-35083-01
----------------------------------- ----------------------- --------------------- ---------------------
Kiantone Pipeline Company                Pennsylvania            25-1416278           333-35083-03
----------------------------------- ----------------------- --------------------- ---------------------
United Refining Company of               Pennsylvania            25-0850960           333-35083-02
Pennsylvania
----------------------------------- ----------------------- --------------------- ---------------------
United Jet Center, Inc.                    Delaware              52-1623169           333-35083-06
----------------------------------- ----------------------- --------------------- ---------------------
Kwik-Fill, Inc.                          Pennsylvania            25-1525543           333-35083-05
----------------------------------- ----------------------- --------------------- ---------------------
Independent Gas and Oil Company            New York              06-1217388           333-35083-11
of Rochester, Inc.
----------------------------------- ----------------------- --------------------- ---------------------
Bell Oil Corp.                             Michigan              38-1884781           333-35083-07
----------------------------------- ----------------------- --------------------- ---------------------
PPC, Inc.                                    Ohio                31-0821706           333-35083-08
----------------------------------- ----------------------- --------------------- ---------------------
Super Test Petroleum Inc.                  Michigan              38-1901439           333-35083-09
----------------------------------- ----------------------- --------------------- ---------------------
Kwik-Fil, Inc.                             New York              25-1525615           333-35083-04
----------------------------------- ----------------------- --------------------- ---------------------
Vulcan Asphalt Refining                    Delaware              23-2486891           333-35083-10
Corporation
----------------------------------- ----------------------- --------------------- ---------------------

ITEM 1. BUSINESS.

INTRODUCTION

         United Refining Company (the "Company") is a leading integrated refiner and marketer of petroleum products in its primary market area, which encompasses western New York and northwestern Pennsylvania. The Company owns and operates a medium complexity 65,000 barrel per day ("bpd") petroleum refinery in Warren, Pennsylvania where it produces a variety of products, including various grades of gasoline, diesel fuel, kerosene, jet fuel, No. 2 heating oil, and asphalt. The Company sells gasoline and diesel fuel under the Kwik Fill(R), Citgo(R) (through the Company's Country Fair(R) locations) and Keystone(R) brand names at a network of Company-operated retail units. As of August 31, 2002, the Company operated 370 units, of which, 184 units are owned, 126 units are leased and the remaining stores are operated under a management agreement. For the year ended August 31, 2002 (sometimes referred to as "fiscal 2002"), approximately 77% and 26% of the Company's gasoline and diesel fuel production, respectively, was sold through this network. The Company operates convenience stores at most of its retail units, primarily under the Red Apple Food Mart(R) and Country Fair(R) brand names. The Company also sells its petroleum products to long-standing regional wholesale customers.

         For the fiscal year ended August 31, 2002, the Company had total revenues of approximately $1.1 billion, of which approximately 52% were derived from gasoline sales, approximately 34% were from sales of other petroleum products and approximately 14% were from sales of merchandise and other revenue. The Company's capacity utilization rates have ranged from approximately 90% to approximately 100% over the last five years. In fiscal 2002, approximately 71% of the Company's refinery output consisted of higher value products such as gasoline and distillates.

         The Company believes that the location of its 65,000 bpd refinery in Warren, Pennsylvania provides it with a transportation cost advantage over its competitors, which is significant within an approximately 100-mile radius of it's refinery. For example, in Buffalo, New York over its last five fiscal years, the Company has experienced approximately 1.8 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. The Company owns and operates the Kiantone Pipeline, a 78-mile long crude oil pipeline which connects the refinery to Canadian, U.S. and world crude oil sources through the Enbridge Pipe Line system. Utilizing the storage facilities of the pipeline, the Company is able to blend various grades of crude oil from different suppliers, allowing it to efficiently schedule production while managing feedstock mix and product yields in order to optimize profitability.

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

         As of August 31, 2002, the Company operated 370 retail units, of which 178 are located in New York, 179 in Pennsylvania and 13 in Ohio. In fiscal 2002, approximately 77% of the refinery's gasoline production was sold through the Company's retail network. In addition to gasoline, all units sell convenience merchandise, 93 are quick serve restaurants (QSR's) including franchise operations and seven of the units are full-service truck stops. Customers may pay for purchases with credit cards including the Company's own Kwik Fill(R) credit card. In addition to this credit card, the Company maintains a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins. The Company has consolidated its entire retail network under the Red Apple Food Mart(R), Kwik Fill(R), and Country Fair(R) brand names, providing the chain with a greater regional brand awareness.

RECENT DEVELOPMENTS

         In July 2002, the Company renewed a $50,000,000 secured revolving credit facility (the "facility") with a syndicate of banks with PNC Bank, N.A. as Agent Bank. The facility provides for revolving credit loans and for the issuance of letters of credit, expires on May 9, 2007 and is secured by certain cash accounts, accounts receivable, and inventory. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility. For Base Rate borrowings, interest is calculated at the greater of the bank's prime rate or federal fund rate plus 1%, plus an applicable margin of .25% to .75%. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with the Company's revolving credit facility leverage ratio calculation. As of August 31, 2002, $24,314,000 of Base Rate borrowings and $850,000 of letters of credit were outstanding under the agreement. The Company must pay a commitment fee of 3/8% per annum on the unused balance of the facility. The weighted average interest rate for Base Rate borrowings for the years ended August 31, 2002 and 2001 was 5.5% and 10.25%, respectively. No amounts were borrowed under the Euro-Rate option for the fiscal years ending August 31, 2002 and 2001. See Footnote 7 to Consolidated Financial Statements, Item 8.

         The Company completed the acquisition of Country Fair, Inc. ("Country Fair") on December 21, 2001. United Refining Company acquired the operations and working capital assets of Country Fair for approximately $16.9 million. The fixed assets of Country Fair, which consist of 69 convenience stores throughout northwestern Pennsylvania, southwestern New York and eastern Ohio, were acquired by related entities controlled by John Catsimatidis, the indirect sole shareholder of United Refining Company. The assets are being leased to United Refining Company at an annual aggregate rental of approximately $5.2 million over a period ranging from 10 to 20 years. United Refining Company is not a guarantor of the underlying mortgages on the properties. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements. See Footnote 18 to Consolidated Financial Statements, Item 8.

INDUSTRY OVERVIEW

         The Company is a regional refiner and marketer located primarily in Petroleum Administration for Defense District I ("PADD I"). As of January 1, 2002, there were 16 refineries operating in PADD I with a combined crude processing capacity of 1.8 million bpd, representing approximately 10% of U.S. refining capacity. Petroleum product consumption during calendar year 2001 in PADD I averaged 5.9 million bpd, representing approximately 30% of U.S. demand based on industry statistics reported by the U.S. Energy Information Administration (the "EIA"). According to the Lundberg Letter, an industry newsletter, total gasoline consumption in the region grew by approximately 2.2% during 2001. Refined petroleum production in PADD I is insufficient to satisfy demand for such products in the region, making PADD I a net importer of such products.

         The Company believes that domestic refining capacity utilization is close to maximum sustainable limits because of the existing high throughput coupled with a minimal change in refining capacity. The Company believes that high utilization rates coupled with little anticipated crude capacity expansion is likely to result in improved operating margins in the refining industry over the long term.

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

     - Expand sales of higher margin specialty products such as premium diesel, roofing asphalt and Strategic Highway Research Program ("SHRP") specification paving asphalt.

     - Optimize profitability by managing feedstock costs, product yields, and inventories through its refinery feedstock linear programming model and its system wide distribution model.

     - Continue to investigate strategic acquisitions and capital improvements to its existing facilities.

REFINING OPERATIONS

         The Company's refinery is located on a 92-acre site in Warren, Pennsylvania. The refinery has a rated capacity of 65,000 bpd of crude oil processing. The refinery averaged saleable production of approximately 62,800 bpd during fiscal 2001 and approximately 63,000 bpd during fiscal 2002. The Company produces three primary petroleum products: gasoline, middle distillates and asphalt. The Company believes its geographic location in the product short PADD I is a marketing advantage. The Company's refinery is located in northwestern Pennsylvania and is geographically distant from the majority of PADD I refining capacity. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and the Company believes that no significant production from such refinery is currently shipped into the Company's primary market area.

      PRODUCTS

         The Company presently produces two grades of unleaded gasoline, 87-octane regular and 93-octane premium. The Company also blends its 87 and 93 octane gasoline to produce a mid-grade 89 octane. In fiscal 2002, approximately 77% of the Company's gasoline production was sold through its retail network and the remaining 23% of such production was sold to wholesale customers.

         Middle distillates include kerosene, diesel fuel, heating oil (No. 2 oil) and jet fuel. In fiscal 2002 the Company sold approximately 82% of its middle distillate production to wholesale customers and the remaining 18% at its retail units, primarily at its seven truck stops. The Company also produces aviation fuels for commercial airlines (Jet-A) and military aircraft (JP-8).

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

         The intermediate products are then processed in downstream units that are blended to produce finished products. A naphtha hydrotreater treats naphtha with hydrogen across a fixed bed catalyst to remove sulfur before further treatment. The treated naphtha is then distilled into light and heavy naphtha at a prefractionator. Light naphtha is then sent to an isomerization unit and heavy naphtha is sent to a reformer in each case for octane enhancement. The isomerization unit converts the light naphtha catalytically into a gasoline component with 83 octane. The reformer unit converts the heavy naphtha into another gasoline component with up to 94 octane depending upon the desired octane requirement for the grade of gasoline to be produced. The reformer also produces as a co-product all the hydrogen needed to operate hydrotreating units in the refinery.

         Raw kerosene or heating oil is treated with hydrogen at a distillate hydrotreater to remove sulfur and make finished kerosene, jet fuels and No. 2 fuel oil. A distillate hydrotreater built in 1993 also treats raw distillates to produce low sulfur diesel fuel.

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

      SUPPLY OF CRUDE OIL

         Even though the Company's crude supply is currently nearly all Canadian, it is not dependent on this source alone. Within 60 days, the Company could shift up to 70% of its crude oil requirements to some combination of domestic and offshore crude. With additional time, 100% of its crude requirements could be obtained from non-Canadian sources. Seventy-two percent of the Company's contracts with its crude suppliers are on a month-to month evergreen basis, with 30-to-60 day cancellation provisions; twenty-eight percent of the Company's crude contracts are on an annual basis (with month to month pricing provisions). As of August 31, 2002, the Company had supply contracts with 29 different suppliers for an aggregate of 64,100 bpd of crude oil. The Company has contracts with three vendors amounting to 53% of daily crude oil supply (none more than 16,000 barrels per day). As of such date, the Company had no other contract covering more than 10% of its crude oil supply.

         The Company accesses crude through the Kiantone Pipeline, which connects with the Enbridge Pipe Line in West Seneca, New York, which is near Buffalo. The Enbridge Pipe Line system provides access to most North American and foreign crude oils through three primary routes: (i) Canadian crude oils are transported eastward from Alberta and other points in Canada; (ii) various mid-continent crude oils from Texas, Oklahoma and Kansas are transported northeast along the Cushing-Chicago Pipeline (foreign crude oils shipped on the Seaway system can also access this route), which connects to Enbridge at Griffith, Indiana; and (iii) foreign crude oils unloaded at the Louisiana Offshore Oil Port are transported north via the Cap line and Chicago pipelines which connect to the Enbridge at Mokena, Illinois.

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

      REFINERY TURNAROUNDS

         Turnaround cycles vary for different refinery units. A planned turnaround of each of the two major refinery units (the crude unit and the fluid catalytic cracking unit) is conducted approximately every three to five years, during which time such units are shut down for internal inspection and repair. The most recent turnaround occurred in October and November 2002. A turnaround, which generally takes two to four weeks to complete in the case of the two major refinery units, consists of a series of moderate to extensive maintenance exercises. Turnarounds are planned and accomplished in a manner that allows for reduced production during maintenance instead of a complete plant shutdown. The Company defers the cost of turnarounds when incurred and amortizes on a straight-line basis over the period of benefit, which ranges from 3 to 10 years. Thus, the Company charges costs to production over the period most clearly benefited by the turnaround.

         The scheduled maintenance turnaround during late October and early November 2002 resulted in an inventory build-up (starting in August 2002) of petroleum products to meet minimum sales demand during the maintenance shutdown period.

MARKETING AND DISTRIBUTION

      GENERAL

         The Company has a long history of service within its market area. The Company's first retail service station was established in 1927 near the Warren refinery, and it has steadily expanded its distribution network over the years.

         The Company maintains an approximate 59% / 41% split between sales at its rural and urban units. The Company believes this to be advantageous, balancing the higher gross margins and lower volumes often achievable due to decreased competition in rural areas with higher volumes and lower gross margins in urban areas. The Company believes that its network of rural convenience store units provide an important alternative to traditional grocery store formats. In fiscal 2002, approximately 77% and 26% of the Company's gasoline and diesel fuel production, respectively, was sold through this retail network.

         The Company also has a 50% interest in a joint venture with an entity for the marketing of asphalt products. This joint venture is accounted for using the equity method of accounting.

      RETAIL OPERATIONS

         As of August 31, 2002 the Company operated a retail marketing network (including those stores operated under a management agreement) that includes 370 retail units, of which 178 are located in western New York, 179 in northwestern Pennsylvania and 13 in eastern Ohio. The Company owns 184 of these units. Gasoline at these retail units is sold under the brand names Kwik Fill(R), Citgo(R) (through the Company's Country Fair(R) locations) and Keystone(R). Most retail units operate under the brand names Red Apple Food Mart(R) and Country Fair(R). The Company believes that Red Apple Food Mart(R), Kwik Fill(R), Country Fair(R), Keystone(R) and Citgo(R) are well-recognized names in the Company's marketing areas. The Company believes that the operation of its retail units provides it with a significant advantage over competitors that operate wholly or partly through dealer arrangements because the Company has greater control over pricing and operating expenses, thus establishing a potential for improved margins.

         The Company classifies its stores into four categories: convenience stores, limited gasoline stations, truck stop facilities and other stores. Full convenience stores have a wide variety of foods, snacks, cigarettes and beverages and self-service gasoline. Ninety-three of such units are QSR's where food (primarily submarine sandwiches, pizza, chicken and lunch platters) is prepared on the premises for retail sales and also distribution to other nearby Company units which do not have in-store delicatessens. Mini convenience stores sell snacks, cigarettes and beverages and self-service gasoline. Limited gasoline stations sell gasoline, cigarettes, oil and related car care products and provide full service for gasoline customers. Truckstop facilities sell gasoline and diesel fuel on a self-service and full-service basis. All truckstops include either a full or mini convenience store and one has a truck repair garage.

         Total merchandise sales for fiscal year 2002 were $149.8 million, with a gross profit of approximately $42.5 million. Fiscal 2001 merchandise sales were $95.4 million, with a gross profit of approximately $22.2 million. Over the last five fiscal years, merchandise gross margins have averaged approximately 28.4% and the Company believes that merchandise sales will continue to remain a stable source of gross profit.

     MERCHANDISE SUPPLY

         The Company's primary merchandise vendor is Tripifoods, which is located in Buffalo, New York. During fiscal 2002, the Company purchased approximately 97% of its convenience merchandise from this vendor. Tripifoods supplies the Company with tobacco products, candy, deli foods, grocery, health and beauty products, and sundry items on a cost plus basis for resale. The Company also purchases coffee, dairy products, beer, soda, snacks, and novelty goods from direct store vendors for resale. The Company annually reviews its suppliers' costs and services versus those of alternate suppliers. The Company believes that alternative sources of merchandise supply at competitive prices are readily available.

      LOCATION PERFORMANCE TRACKING

         The Company maintains a store tracking mechanism to collect operating data including sales and inventory levels for the Company's retail network. Data transmissions are made using personal computers, which are available at each location. Once verified, the data interfaces with a variety of retail accounting systems, which support daily, weekly and monthly performance reports. These different reports are then provided to both the field management and office staff. Upon completion of a capital project, management tracks "before and after" performance, to evaluate the return on investment which has resulted from the improvements.

      WHOLESALE MARKETING AND DISTRIBUTION

         The Company sold in fiscal year 2002, on a wholesale basis, approximately 46,300 bpd of gasoline, distillate and asphalt products to distributor, commercial and government accounts. In addition, the Company sells approximately 1,000 bpd of propane to liquefied petroleum gas marketers. In fiscal 2002, the Company's production of gasoline, distillate and asphalt sold at wholesale was 23%, 82% and 100%, respectively. The Company sells approximately 98% of its wholesale gasoline and distillate products from its refinery in Warren, PA and its Company-owned and operated product terminals. The remaining 2% are sold through third-party exchange terminals.

         The Company's wholesale gasoline customer base includes 50 branded dealer/distributor units operating under the Company's proprietary "Keystone(R)" (including one Company operated location) and "Kwik Fill(R)" brand names. Long-term dealer/distributor contracts accounted for approximately 16% of the Company's wholesale gasoline sales in fiscal 2002. Supply contracts generally range from three to five years in length, with branded prices based on the prevailing Company wholesale rack price in Warren.

         The Company believes that the location of its refinery provides it with a transportation cost advantage over its competitors, which is significant within an approximately 100-mile radius of the Company's refinery. For example, in Buffalo, New York over its last five fiscal years, the Company has experienced an approximately 1.8 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. In addition to this transportation cost advantage, the Company's proximity to local accounts allows it a greater range of shipment options, including the ability to deliver truckload quantities of approximately 210 barrels versus much larger 25,000 barrel pipeline batch deliveries, and faster response time, which the Company believes help it provide enhanced service to its customers.

         The Company's ability to market asphalt is critical to the performance of its refinery, since such marketing ability enables the Company to process lower cost higher sulfur content crude oils which in turn affords the Company higher refining margins. Sales of paving asphalt generally occur during the summer months due primarily to weather conditions. In order to maximize its asphalt sales, the Company has made substantial investments to increase its asphalt storage capacity through the installation of additional tanks, as well as through the purchase or lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is the Company's ability to sell asphalt year-round to roofing shingle manufacturers. In fiscal 2002, the Company sold 6.9 million barrels of asphalt while producing 5.9 million barrels. This difference is primarily attributed to the Company's purchasing product for resale as part of its wholesale distribution network.

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

         The Company also has a 50% interest in a joint venture with an entity for the marketing of asphalt products. This joint venture is accounted for using the equity method of accounting.

         The Company uses a network of six terminals to store and distribute refined products. This network provides gasoline, distillate and asphalt storage capacities (in thousands of barrels) of approximately 505, 785 and 1,750 barrels respectively as of August 31, 2002.

         During fiscal 2002, approximately 95% of the Company's refined products were transported from the refinery via truck transports, with the remaining 5% transported by rail. The majority of the Company's wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive costs. The Company also operates a fleet of ten gasoline tank trucks that supply approximately 25% of its Kwik Fill(R) retail stations.

         Product distribution costs to both retail and wholesale accounts are minimized through product exchanges. Through these exchanges, the Company has access to product supplies at approximately 39 sources located throughout the Company's retail marketing area. The Company seeks to minimize retail distribution costs through the use of a system wide distribution model.

ENVIRONMENTAL CONSIDERATIONS

         GENERAL

         The Company is subject to extensive federal, state and local laws and regulations relating to pollution and protection of the environment such as those governing releases of certain materials into the environment and the storage, treatment, transportation, disposal and clean-up of wastes, including, but not limited to, the Federal Clean Water Act as amended, the Clean Air Act ("CAA"), the Resource Conservation and Recovery Act of 1976 as amended, the Comprehensive Environmental Response Compensation and Liability Act of 1980 as amended ("CERCLA"), and analogous state and local laws and regulations. As with the industry in general, compliance with existing and anticipated environmental laws and regulations increases the overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities.

         THE CLEAN AIR ACT AMENDMENTS OF 1990

         In 1990 the CAA was amended to greatly expand the role of the government in controlling product quality and air emissions. The legislation included provisions that have significantly impacted the manufacture of both gasoline and diesel fuel including the requirement for significantly lower sulfur content. In regards to emissions, the government has required increasingly stringent emission controls on process equipment. For example, the Company will need to comply with the second phase of regulations establishing Maximum Achievable Control Technologies for petroleum refineries. These regulations, adopted in April 2002, may require additional emission controls on certain refinery units. The Company believes it will be able to satisfy these requirements.

         GASOLINE AND DIESEL FUEL SULFUR CONTENT

         In February 2000, the United States Environmental Protection Agency ("USEPA") issued a final rule requiring a phased reduction of the sulfur content in gasoline to ultimately achieve 30 Parts Per Million ("PPM"). Many refiners will have to make this reduction by January 2004, but some smaller refiners and those in certain Western states will be allowed to phase down sulfur more slowly, reaching the 30 PPM level as late as January 2008. Although the Company is of comparable size to some of the small refiners granted more time to comply, the

Company was not classified as a small refiner for this purpose, nor are the Company's operations located in any of the Western states given additional time. However, the rule allows individual refiners to seek additional time to comply on a case-by-case basis at the discretion of the USEPA. The Company applied for and was granted additional time to phase down the sulfur content of gasoline. USEPA granted this relief in the form of a three-phase compliance approach giving the Company until January 2008 to meet the 30 PPM sulfur limit.

         The USEPA promulgated another set of regulations under the CAA in January 2001 that limits allowable sulfur content in highway diesel fuel. By June 1, 2006, the sulfur content in highway diesel fuel must be reduced to 15 PPM.

         The Company anticipates that a material investment of funds will be required before 2008 to comply with the low sulfur fuel requirements for both gasoline and highway diesel. It is believed that compliance with the low sulfur gasoline and diesel fuel mandates will require an estimated expenditure of approximately $30 million in capital improvements.

COMPETITION

         Petroleum refining and marketing is highly competitive. The Company's major retail competitors include British Petroleum, Amerada Hess, Mobil and Sunoco, Inc. With respect to wholesale gasoline and distillate sales, the Company competes with Sunoco, Inc., Mobil and other major refiners. The Company primarily competes with Marathon Oil Company and Ashland Oil Company in the asphalt market. Many of the Company's principal competitors are integrated multinational oil companies that are substantially larger and better known than the Company. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

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

EMPLOYEES

         As of August 31, 2002 the Company had approximately 2,504 full-time and 2,133 part-time employees. Approximately 3,990 persons were employed at the Company's retail units, 389 persons at the Company's refinery, Kiantone Pipeline and at terminals operated by the Company, with the remainder at the Company's office in Warren, Pennsylvania. The Company has entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A, the International Union of Plant Guard Workers of America Local No. 502 and General Teamsters Local Union No. 397 covering 202, 6, 24 and 19 employees, respectively. The agreements expire on February 1, 2006, January 31, 2003, June 25, 2005 and July 31, 2005, respectively. The Company believes that its relationship with its employees is good.

INTELLECTUAL PROPERTY

         The Company owns various federal and state service and trade marks used by the Company, including Kwik-Fill(R), United(R), Country Fair(R), SuperKwik(R), Keystone(R), SubFare(R) and PizzaFare(R). The Company has obtained the right to use the Red Apple Food Mart(R) service mark to identify its retail units under a royalty-free, nonexclusive, nontransferable license from Red Apple Supermarkets, Inc., a corporation which is indirectly wholly owned by John A. Catsimatidis, the indirect sole stockholder, Chairman of the Board and Chief Executive Officer of the Company. The license is for an indefinite term. The licensor has the right to terminate this license in the event that the Company fails to maintain quality acceptable to the licensor. The Company licenses the right to use the Keystone(R) trademark to approximately 50 independent distributors on a non-exclusive royalty-free basis for contracted wholesale sales of gasoline and distillates.

         The Company does not own any patents. Management believes that the Company does not infringe upon the patent rights of others, nor does the Company's lack of patents have a material adverse effect on the business of the Company.

         The Company, through its subsidiary Country Fair, licensed from Citgo Petroleum Corporation ("Citgo") the right to use Citgo's applicable brand names, trademarks and other forms of Citgo's identification for petroleum products purchased under a distributor franchise agreement covering Country Fair locations.

GOVERNMENTAL APPROVALS

         The Company has obtained all necessary governmental approvals, licenses and permits to operate the refinery and convenience stores.

FINANCING

         On June 9, 1997, the Company completed the sale (the "Private Offering") of $200 million principal amount 10 3/4% Series A Senior Notes due 2007 to Dillon, Read & Co. Inc. and Bear, Stearns & Co. Inc. in a transaction exempt from registration under the Securities Act of 1933, as amended. Subsequent to this issue, the Company exchanged the Series A Senior Notes for its 10 3/4% Series B Senior Notes due 2007 which were previously registered under the Securities Act of 1933, as amended. An aggregate of $200 million in principal amount of Series A Senior Notes were exchanged for Series B Senior Notes effective January 16, 1998. The form and terms of the Series B Senior Notes are identical in all material respects to the form and terms of the Series A Senior Notes except that the Series B Senior Notes are registered under the Securities Act and, therefore, do not bear legends restricting the transfer thereof. The Series B Senior Notes do not represent additional indebtedness of the Company and are entitled to the benefits of the Indenture, which is the same Indenture as the one under which the Series A Senior Notes were issued. During the fiscal year ending August 31, 2001, the Company purchased $19,865,000 of these notes for $14,185,000 in cash. An extraordinary gain of $3,029,000 was recorded as a result of the early retirement of debt, consisting of $5,680,000 less $470,000 of associated debt issuance costs, net of a tax charge of $2,181,000. See Recent Accounting Standards in Item 7.

         In July 2002, the Company renewed a $50,000,000 secured revolving credit facility (the "facility") with a syndicate of banks with PNC Bank, N.A. as Agent Bank. The facility provides for revolving credit loans and for the issuance of letters of credit, expires on May 9, 2007 and is secured by certain cash accounts, accounts receivable, and inventory. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility. For Base Rate borrowings, interest is calculated at the greater of the bank's prime rate or federal fund rate plus 1%, plus an applicable margin of .25% to .75%. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with the Company's revolving credit facility leverage ratio calculation. As of August 31, 2002, $24,314,000 of Base Rate borrowings and $850,000 of letters of credit were outstanding under the agreement. The Company must pay a commitment fee of 3/8% per annum on the unused balance of the facility. The weighted average interest rate for Base Rate borrowings for the years ended August 31, 2002 and 2001 was 5.5% and 10.25%, respectively. No amounts were borrowed under the Euro-Rate option for the fiscal years ending August 31, 2002 and 2001. See Footnote 7 to Consolidated Financial Statements, Item 8.


ITEM 2. PROPERTIES.

         The Company owns a 92-acre site in Warren, Pennsylvania upon which it operates its refinery. The site also contains an office building housing the Company's principal executive office.

         The Company owns various real property in the states of Pennsylvania, New York, Ohio and Alabama as of August 31, 2002, upon which it operates 184 retail units and two crude oil and six refined product storage terminals. The Company also owns the 78 mile long Kiantone Pipeline, a pipeline which connects the Company's crude oil storage terminal to the refinery's tank farm. The Company's right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. The Company also has easements, right-of-way agreements, leases, permits and similar agreements that would enable the Company to build a second pipeline on property contiguous to the Kiantone Pipeline.

         The Company also leases an aggregate of 126 sites in Pennsylvania, New York and Ohio upon which it operates retail units. As of August 31, 2002, 67 of these leases had an average remaining term of 42 months, exclusive of option terms and 59 leased Country Fair locations had terms from 10 to 20 years remaining.


ITEM 3. LEGAL PROCEEDINGS.

         The United States Environmental Protection Agency ("USEPA") has issued certain Notices of Violation, an Administrative Order, and has asserted certain additional claims arising under federal and state statutory and regulatory law through and including August 5, 1998 (collectively the "Claims"). The Claims arise from allegations that (1) the Company failed to properly and consistently monitor, report and control emissions of Volatile Organic Compounds ("VOCs") from its refining facility in Warren, Pennsylvania; (2) fuel gas used in the refining process has in the past contained levels of hydrogen sulfide in excess of permitted parameters, and; (3) the Company in the past has failed to properly calculate and report emissions of benzene from its refining facility. The USEPA has also issued a Notice of Violation dated October 18, 1999 asserting certain additional claims (collectively the "Additional Claims"). The Additional Claims allege certain violations of statutory and regulatory law in connection with (a) certain construction activities with the Company's Warren, Pennsylvania physical plant; and (b) operation by the Company of certain equipment within the Company's physical plant. The Claims and Additional Claims allege violations of the federal Clean Air Act, as amended, and associated federal and state regulatory requirements. The Company believes that the resolution of the Claims and Additional Claims will not have a material adverse effect upon the operations or consolidated financial position of the Company.

         The Company has been named as a defendant in several lawsuits involving the marketing of petroleum products containing Methyl Tertiary Butyl Ether ("MTBE") and the alleged contamination of groundwater with MTBE within the State of New York. A portion of the litigation, together with other similar cases involving other parties, has been centralized before the U.S. District Court for the Southern District of New York pursuant to Transfer Order of the Judicial Panel on Multidistrict Litigation filed October 20, 2000. The remainder of the litigation is filed in New York state courts. The complaints seek, inter alia, compensatory and punitive damages and certification as a class action. The Southern District cases were denied class certification and the state court actions naming the Company as a defendant have been dismissed. An appeal of the state court actions has been filed. Until the scope of the MTBE related claims and potential claims are known, the Company is unable to determine their aggregate potential effect, if any, upon its operations and consolidated financial position.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  NONE


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDERS MATTERS.

                  NONE

ITEM 6. SELECTED FINANCIAL DATA.

                                                                              Year Ended August 31,
                                                    ---------------------------------------------------------------------------
                                                          1998           1999          2000           2001            2002
                                                          ----           ----          ----           ----            ----
                                                                              (dollars in thousands)
INCOME STATEMENT DATA:
Net sales(2)                                        $     759,525  $     762,843  $  1,123,439   $  1,108,565  $    1,052,016
Gross margin(1)(2)                                        152,466        166,824       200,379        216,701         163,192
Refinery operating expenses(3)                             60,840         60,990        70,812         90,271          77,821
Selling, general and administrative expenses               75,064         77,487        80,390         73,234          94,297
Operating income/(loss)(2)                                  8,242         19,305        39,009         42,483         (20,700)
Interest expense                                           22,188         22,377        22,962         21,051          20,064
Interest income                                             2,701          1,027           288          1,606             330
Other income (expense)(2)                                  (1,587)          (560)       (2,822)         1,836          (1,345)
Costs associated with terminated acquisition                    -              -             -         (1,300)              -
Equity in net earnings of affiliate                             -              -             -            516           1,242
Income (loss) before income tax expense  (benefit)        (12,832)        (2,605)       13,513         24,090         (40,537)
Income tax expense (benefit)                               (5,132)        (1,006)        6,828          9,840         (15,596)
Income (loss) before extraordinary item and
    cumulative effect of accounting change                 (7,700)        (1,599)        6,685         14,250         (24,941)
Extraordinary item, net of tax                                  -                   -        -          3,029               -
Cumulative effect of accounting change, net of tax              -          4,783             -              -               -
Net income (loss)                                          (7,700)         3,184         6,685         17,279         (24,941)
BALANCE SHEET DATA (AT END OF PERIOD):
Total assets                                              342,579        349,240       340,368        355,557         371,440
Total debt                                                201,309        206,173       201,111        181,100         206,413
Total stockholder's equity                                 45,237         48,421        55,106         75,966          48,196


(1) Gross margin is defined as gross profit plus refining operating expenses. Refinery operating expenses are expenses incurred in refining and included in cost of goods sold in the Company's consolidated financial statements. Refining operating expense equals refining operating expenses per barrel, multiplied by the volume of total saleable products per day, multiplied by the number of days in the period.

(2) Certain amounts in fiscal year 2000 and prior year consolidated financial statements have been reclassified to conform to the presentation in the current year.

(3) Refinery operating expenses include refinery fuel produced and consumed in refinery operations and priced at purchased natural gas price. Refinery fuel consumption per barrel of refinery throughput has remained constant but fuel expense has increased with increased natural gas price. Refinery fuel expense for produced and purchased fuel is $24,603, $21,260, $31,096, $48,500, and $32,201 for fiscal years 1998, 1999, 2000, 2001 and 2002, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD LOOKING STATEMENTS

         THIS ANNUAL REPORT ON FORM 10K INCLUDES STATEMENTS THAT CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND THAT ARE INTENDED TO COME WITHIN THE SAFE HARBOR PROTECTION PROVIDED BY THOSE SECTIONS. BY THEIR NATURE, ALL FORWARD LOOKING STATEMENTS INVOLVE RISK AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD LOOKING STATEMENTS FOR A NUMBER OF REASONS.

         ALTHOUGH THE COMPANY BELIEVES THAT ITS EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS WITHIN THE BOUNDS OF ITS KNOWLEDGE, INVESTORS AND PROSPECTIVE INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PROJECTIONS AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS REPORT, THE COMPANY'S ACTUAL CONSOLIDATED QUARTERLY OR ANNUAL OPERATING RESULTS HAVE BEEN AFFECTED IN THE PAST, OR COULD BE AFFECTED IN THE FUTURE, BY ADDITIONAL FACTORS, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC, BUSINESS AND MARKET CONDITIONS; RISKS AND UNCERTAINTIES WITH RESPECT TO THE ACTIONS OF ACTUAL OR POTENTIAL COMPETITIVE SUPPLIERS OF REFINED PETROLEUM PRODUCTS IN THE COMPANY'S MARKETS, THE DEMAND FOR AND SUPPLY OF CRUDE OIL AND REFINED PRODUCTS, THE SPREAD BETWEEN MARKET PRICES FOR REFINED PRODUCTS AND MARKET PRICES FOR CRUDE OIL, THE POSSIBILITY OF INEFFICIENCIES OR SHUTDOWNS IN REFINERY OPERATIONS OR PIPELINES, THE AVAILABILITY AND COST OF FINANCING TO THE COMPANY, ENVIRONMENTAL, TAX AND TOBACCO LEGISLATION OR REGULATION; VOLATILITY OF GASOLINE PRICES, MARGINS AND SUPPLIES; MERCHANDISING MARGINS; CUSTOMER TRAFFIC; WEATHER CONDITIONS; LABOR COSTS AND THE LEVEL OF CAPITAL EXPENDITURES.

COMPANY BACKGROUND

CRITICAL ACCOUNTING POLICIES

         The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Footnote 1 to the Consolidated Financial Statements, Item 8. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operation and financial position include:

COLLECTIBILITY OF ACCOUNTS RECEIVABLE

          For accounts receivable we estimate the net collectibility considering both historical and anticipated trends relating to our customers and the possibility of non-collection due to their financial position.

ENVIRONMENTAL REMEDIATION AND LITIGATION RESERVE ESTIMATIONS

         Management also makes judgments and estimates in recording liabilities for environmental cleanup and litigation. Liabilities for environmental remediation are subject to change because of matters such as changes in laws, regulations and their interpretation; the determination of additional information on the extent and nature of site contamination; and improvements in technology. Likewise, actual litigation costs can vary from estimates based on the facts and circumstance and application of laws in individual cases.

         The above assessment of critical accounting policies is not meant to be an all-inclusive discussion of the uncertainties to financial results that occur from the application of the full range of the Company's accounting policies. Materially different financial results could occur in the application of other accounting policies as well. Likewise, materially different results can occur upon the adoption of new accounting standards promulgated by the various rule-making bodies.

GENERAL

         The Company is engaged in the refining and marketing of petroleum products. In fiscal 2002, approximately 77% and 26% of the Company's gasoline and diesel fuel production, respectively, was sold through the Company's network of service stations and truckstops. The balance of the Company's refined products were sold to wholesale customers. The Company is also a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company's profitability is influenced by fluctuations in the market prices of crude oils and refined products. Although the Company's product sales mix helps to reduce the impact of large short-term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. Specifically, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt, retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise averaged 28.3% for fiscal 2002 and have been between 25% and 31% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices.

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

RECENT DEVELOPMENTS

                  The Company's results in fiscal 2002 were impacted by the volatility of worldwide crude oil prices, as indicated by crude oil contracts traded on the New York Mercantile Exchange (NYMEX). NYMEX crude pricing for December 2000 was a little over $34/BBL but decreased to a low of mid-$19/BBL for December 2001. NYMEX crude price for April 2002 averaged $24.44/BBL after a $3.68/BL increase from March 2002 before ending fiscal 2002 with an average price for August 2002 of $26.94/BBL. For all of fiscal 2002, NYMEX crude oil prices averaged $23.74/BBL compared to $29.76/BBL and $26.70/BBL in fiscal 2001 and 2000, respectively.

         Although the first quarter of fiscal 2003 has seen crude price average almost $29/BBL, oil prices have lost nearly 10% of their value during the first half of November 2002 due to the erosion of the so-called "war premium" as the immediacy of the Iraqi conflict eases and more evidence of OPEC exceeding production quotas. Several industry experts believe oil prices have peaked and the current market fundamentals should relieve the upward pressure on prices seen during the third quarter of calendar 2002. However, the situation in Iraq and its effect on oil prices are unpredictable.

         Based on weak supply-demand fundamentals, oil-price analysts expect calendar 2003 crude prices to be lower than for 2002 - even if a war in Iraq materializes, unless OPEC restores production discipline quickly. It is questionable whether the often diverse-goal producer group can control supplies after spending months pumping up volume. The state of the world economy and winter weather effects will also play a major part in demand.

         Although high worldwide crude oil prices have varied significantly this past year, the Company continues to benefit from its ability to process a significant percentage of heavy sulfur grades of crude oil. However, in fiscal 2002, the price spread between heavy high sulfur crude oils and the light low sulfur crude oil was well below fiscal 2001 levels, reducing the profit margins the Company tends to normally experience due to this crude price differential. A widening of heavy high sulfur crude oil discounts is expected in fiscal 2003 which should lead to improved margins.

         During the fiscal year ended August 31, 2002, industry-wide margins on gasoline and distillate, as indicated by the difference between the prices of crude oil contracts traded on the New York Mercantile Exchange (NYMEX) and the prices of NYMEX gasoline and heating oil contracts decreased 20% for gasoline and decreased 51% for heating oil, primarily for May through August. This contributed to lower gross profit, operating income and net income for the Company, as was the case for many petroleum refiners. The lower margins have been attributed to high product inventory levels, rising crude oil prices in the last half of fiscal 2002, narrow light to heavy crude differentials and record gasoline imports from foreign producers.

         For September and October 2002, industry margins as indicated by NYMEX contracts were about 25% lower than observed during the third and fourth quarters of fiscal 2002, but long-term fiscal 2003 margins are expected to be better than fiscal 2002. In contrast, several refiners have reported (and United has also experienced) improved margins in October noting that refined product inventories have dropped to "more normalized" levels.

         Persistently weak refining margins since late calendar 2001 are putting greater pressure on downstream businesses to meet upcoming tougher requirements to produce low sulfur gasoline and diesel. Gasoline sulfur content must be reduced from the current 1000 ppm to 120 ppm in 2004, 90 ppm in 2005 and 30 ppm in 2006. The EPA has also mandated that refiners produce diesel with no more than 15 ppm sulfur by June 1, 2006. The risk of over-taxing the refining industry's ability to complete projects to produce both low-sulfur gasoline and low-sulfur diesel within the same time frame has lead to concerns for supply disruptions and price spikes. Recent surveys indicate that preliminary work has not been done on an estimated 40% of U.S. refining capacity. Industry sources have estimated a cost of $16 billion to comply with EPA low sulfur gasoline and ultra-low sulfur diesel rules. Funding for environmental capital projects has been extremely difficult since product margins have been at or near breakeven levels for the last 12 months.

RESULTS OF OPERATIONS

         The following table summarizes the results of the Company's operations for each of the past three fiscal years. All percentage amounts were derived using the underlying data in thousands.


                                                                FISCAL YEAR ENDED AUGUST 31,
                                 ---------------------------------------------------------------------------------------
                                         2002         % CHANGE               2001          % CHANGE            2000
                                 ---------------------------------------------------------------------------------------

Net Sales
     Retail                       $      580,078         12%          $      516,541        (12%)        $     588,398
     Wholesale                           471,938        (20%)                592,024         11%               535,041
                                 ------------------               --------------------               -------------------
                                  $    1,052,016                      $    1,108,565                     $   1,123,439
                                 ==================               ====================               ===================

Gross Profit/(Loss)
     Retail                       $       85,585         29%          $       66,566         (6%)        $      70,971
     Wholesale                              (214)      (100%)                 59,864          2%                58,596
                                 ------------------               --------------------               -------------------
                                  $       85,371                      $      126,430                     $     129,567
                                 ==================               ====================               ===================

Operating Expenses
     Retail                       $       80,929         36%          $       59,552        (14%)        $      68,931
     Wholesale                            25,142          3%                  24,395         13%                21,627
                                 ------------------               --------------------               -------------------
                                  $      106,071                      $       83,947                     $      90,558
                                 ==================               ====================               ===================

Operating Income (Loss)
     Retail                       $        4,656        (34%)         $        7,014        244%         $       2,040
     Wholesale                           (25,356)      (171%)                 35,469         (4%)               36,969
                                 ------------------               --------------------               -------------------
                                  $      (20,700)                     $       42,483                     $      39,009
                                 ==================               ====================               ===================

NET SALES

2002 vs. 2001

         Retail sales increased during 2002 by $63.6 million, or 12% from $516.5 million to $580.1 million. The retail sales increase was primarily due to a $54.5 million increase in merchandise sales and a $9.1 million increase in petroleum sales. The petroleum sales increase results from an 18.3% increase in retail petroleum volume (on a same store basis and including the Country Fair locations) offset by a 13.1% decrease in retail selling prices (on a same store basis and including the Country Fair locations).

         Retail sales were increased by the acquisition of Country Fair in December 2001. Since December 22, 2001 (date of acquisition), Country Fair retail sales totaled $121.7 million for the fiscal year ended 2002. Country Fair sales volume contributed 52.6 million gallons to the total retail sales volume of 328.7 million gallons for the fiscal year ended 2002.

         Wholesale sales decreased during 2002 by $120.1 million or 20% from $592.0 million to $471.9 million. The wholesale sales decrease was due to a 18.4% decrease in wholesale prices and by a 1.2% decrease in wholesale volume.

2001 vs. 2000

         Retail sales decreased during 2001 by $71.9 million, or 12% from $588.4 million to $516.5 million. Retail sales volume was reduced and wholesale sales volume correspondingly increased by the transfer of 50 retail locations to a non-subsidiary affiliate by sale or lease terminations on September 29, 2000. The retail sales decrease was due to a 15.6% decrease in retail petroleum volume and a 15.2% decrease in merchandise sales, partially offset by a 5.5% increase in retail petroleum prices.

         On a same-store basis, excluding prior period retail sales by these 50 locations, same-store retail petroleum volume increased 0.4%, retail petroleum prices increased 6.1%, and retail merchandise sales increased 5.9%. On the same comparable basis, wholesale petroleum volume increased 1.4% and wholesale prices increased 12.1%.

         Wholesale sales increased during 2001 by $57.0 million or 10.7% from $535.0 million to $592.0 million. The wholesale sales increase was due to an 8.3% increase in wholesale volume, as the Company now supplies these affiliate locations on a wholesale basis, partially offset by a 5.3% decrease in wholesale prices.

COSTS OF GOODS SOLD

2002 vs. 2001

         Retail costs of goods sold increased during 2002 by $44.5 million or 9.9% from $450.0 million to $494.5 million. The increase in retail costs of goods sold is largely attributed to the acquisition of Country Fair. Country Fair's costs of goods sold for the fiscal year 2002 was $97.0 million.

         Wholesale costs of goods sold decreased during 2002 by $60.0 million or 11.3% from $532.2 million to $472.2 million. The decrease in wholesale costs of goods was primarily due to the 14.4% decrease in the Company's average crude oil purchase price for the fiscal year ended 2002 as compared to the prior year period. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, decreased 20.2% as compared to the prior year period. Costs of goods sold was positively impacted by an approximate $1.5 million increase in the value of the Company's working inventories on a market valuation basis, which decreased costs of goods sold. For the fiscal year 2001, costs of goods was negatively impacted by an approximately $3.9 million decrease in the value of the Company's working inventories on a market valuation basis, which increased costs of goods sold. However, costs of goods sold was increased during fiscal 2002 by the effect of valuing the Company's inventories under the LIFO cost method, which decreased the value of the Company's total inventories approximately $4.6 million lower than if the FIFO method had been used.

2001 vs. 2000

         Retail costs of goods sold decreased during 2001 by $67.4 million or 13.0% from $517.4 million to $450.0 million. The decrease in retail costs of goods sold was primarily due to the previously discussed sale or lease terminations involving 50 retail locations now owned by a non-subsidiary affiliate, since these locations were supplied on a retail basis for most of the prior year, but are now supplied on a wholesale basis.

         Wholesale costs of goods sold increased during 2001 by $55.8 million or 11.7% from $476.4 million to $532.2 million. The decrease in consolidated costs of goods sold was primarily the result of the strong price discounts received by the Company on heavy high sulfur crude oil grades. These discounts offset an increase in world crude oil prices and a decrease in the value of the Company's working inventories on a market valuation basis, which increased costs of goods sold. The increase in wholesale costs of goods sold was primarily due to the previously discussed sale or lease terminations involving 50 retail locations now owned by a non-subsidiary affiliate, since these locations were supplied on a retail basis for most of the prior year, but are now supplied on a wholesale basis. Costs of goods sold in fiscal 2001 were increased by an approximate $3.9 million decrease in the value of the Company's working inventories. The decrease in the value of the Company's working inventories on a market valuation basis was offset by a $5.1 million reduction in the LIFO reserve, which had the effect of increasing the value of the Company's inventories and reducing costs of goods sold.

GROSS PROFIT/(LOSS)

2002 vs. 2001

         Retail gross profit increased during 2002 by $19.0 million or 29%. Inclusive of Country Fair, the Company increased its petroleum margins by $1.8 million and its merchandise margin by $17.2 million. These margin increases were a result of 46.7 million gallons of additional volume sold and $54.4 million in increased merchandise sales.

         Wholesale gross profit decreased $60.0 million from $59.8 million for fiscal year ended 2001 to ($.2) million for the fiscal year ended 2002. This decrease was primarily due to 37% lower discounts on heavy high-sulfur crude oil grades processed by the Company, the decrease in wholesale volume and the decrease in wholesale selling prices.

2001 vs. 2000

         Retail gross profit decreased during 2001 by $4.4 million or 6%. This can be attributed to reduced sales from the transfer of 50 retail locations to a non-subsidiary affiliate by sale or lease terminations on September 29, 2000. Merchandise sales decreased $17.1 million and resulted in a $3.1 million or 11% drop in merchandise margin. A 15.6% drop in petroleum volume as a result of this transfer, partially offset by a 5.5% increase in retail prices, caused a $1.3 million decline in retail petroleum margin.

         Wholesale gross profit increased from $58.6 million for fiscal 2000 to $59.9 million for fiscal 2001 or 2%. This increase is primarily the result of the previously mentioned transfer of 50 retail locations to a non-subsidiary affiliate, resulting in a 10.7% increase in wholesale sales.

OPERATING EXPENSES

         The following table presents certain information relative to the Company's operating expenses during each of the last three fiscal years:

                                                           FISCAL YEAR ENDED AUGUST 31,
                                         -----------------------------------------------------------------
                                                 2002                    2001                   2000
                                         -----------------------------------------------------------------
                                                                  (IN THOUSANDS)

Selling, General and Administrative
      Retail                             $        77,291          $      56,636         $       65,993
      Wholesale                                   17,006                 16,598                 14,397
                                         -----------------------------------------------------------------
                                         $        94,297          $      73,234         $       80,390
                                         =================================================================

Depreciation and Amortization
      Retail                             $         3,638          $       2,916         $        2,938
      Wholesale                                    8,136                  7,797                  7,230
                                         -----------------------------------------------------------------
                                         $        11,774          $      10,713         $       10,168
                                         =================================================================

Total Operating Expenses
      Retail                             $        80,929          $      59,552         $       68,931
      Wholesale                                   25,142                 24,395                 21,627
                                         -----------------------------------------------------------------
                                         $       106,071          $      83,947         $       90,558
                                         =================================================================



2002 vs. 2001

         Retail operating expenses increased during 2002 by $21.4 million or 36%. This increase was primarily due to the acquisition of Country Fair. Country Fair's operating expenses for the fiscal year ended 2002 were $20.7 million. Country Fair's operating expenses included $4.2 million of rental expense primarily for the lease of fixed assets from related entities, as well as leases to third parties. The remaining increases to operating expenses were due to increased payroll and payroll costs of $.7 million, increased pension/post retirement costs of $.6 million, increased depreciation of $.2 million and increased advertising costs of $.3 million offset by lower utility costs of $.4 million, lower maintenance costs of $.2 million, and lower utilities, taxes and other of $.5 million. Increased depreciation was primarily due to capital equipment installed as part of the Company's on-going maintenance and project upgrades.

         Wholesale operating expenses increased during 2002 by $.7 million or 3%. The net increase to operating expenses results from increased payroll and payroll costs, increased pension/post retirement costs, increased professional services offset by a reduction in bad debt expense.

2001 vs. 2000

         Retail operating expenses decreased during 2001 by $9.4 million or 14%. This decrease was primarily due to the elimination of station operating expenses associated with the 50 retail locations now owned by a non-subsidiary affiliate and to the reduction of retail overhead expenses by application of payments received from the non-subsidiary affiliate under an agreement by which the Company will manage those locations for the affiliate. These reductions more than offset increased expenses for employee wage and health benefits, depreciation and bad debt expense.

         Wholesale operating expenses increased during 2001 by $2.8 million or 13%. The net increase to operating expenses results from increased bad debt expense of $1.0 million, payroll and payroll costs of $.7 million, increased pension/post retirement costs of $.3 million, increased legal and audit costs of $.4 million and increased insurance and utilities costs of $.1 million, and other of $.3 million.

INTEREST EXPENSE

         Net interest expense (interest expense less interest income) increased during fiscal 2002 by $0.3 million from $19.4 million for the fiscal year ended 2001 to $19.7 million for the fiscal year ended 2002. The increased net interest expense was due to a $1.3 million reduction in interest income earned and $0.4 million increased interest expense for borrowings on the Company's revolving credit facility offset by a $1.4 million interest expense reduction relating to the Company's outstanding amount of long term Senior Unsecured Notes.

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

INCOME TAX EXPENSE/(BENEFIT)

         The Company's effective tax rate for fiscal 2002 was approximately 38.5% compared to a rate of 40.9% for fiscal 2001.

         The Company's effective tax rate for fiscal 2001 was approximately 40.9% compared to a rate of 50.5% for fiscal 2000. The higher rate for fiscal 2000 was primarily due to prior year tax audits.

EXTRAORDINARY ITEM

         During the fiscal year ending August 31, 2001, the Company purchased $19,865,000 of Senior Unsecured Notes for $14,185,000 in cash. An extraordinary gain of $3,029,000 was recorded as a result of the early retirement of debt, consisting of $5,680,000 less $470,000 of associated debt issuance costs, net of a tax charge of $2,181,000.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital (current assets minus current liabilities) at August 31, 2002 was $42.2 million and at August 31, 2001 was $93.2 million. The Company's current ratio (current assets divided by current liabilities) was 1.4:1 at August 31, 2002 and 2.6:1 at August 31, 2001.

         Net cash used in operating activities totaled $18.0 million for fiscal 2002 and net cash provided by operating activities totaled $34.8 for fiscal 2001. The net cash used in operating activities for fiscal 2002 results from cash used by earnings (net loss plus depreciation and amortization) of ($10.1) million, a change in deferred income taxes of ($12.9) million, a change in post-retirement benefits of $4.3 million and asset dispositions loss of $.6 million.

          Net cash used in investing activities totaled $26.0 million for the year ended August 31, 2002 as compared to net cash provided by investing activities of $13.3 million for fiscal 2001. The net cash used in investing activities for fiscal 2002 included $16.9 million for the acquisition of all outstanding shares of stock of Country Fair and $9.1 million for purchase of property, plant and equipment.

         The Company reviews its capital expenditures on an ongoing basis. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal 2003. The Company anticipates spending approximately $5 million as part of its Tier 2 Gasoline Sulfur Program under 40 CFR Part 80, Subpart H during fiscal year 2003. Since the bulk of this anticipated expenditure is near the fiscal year end, it is possible a portion of this $5 million could actually occur during fiscal 2004.

         Net cash provided by financing activities totaled $22.3 million during fiscal 2002 primarily due from borrowings of $24.3 million on the Company's revolving credit facility offset by a $2.1 million payment of dividends.

         Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company's secured revolving credit facility (the "facility") with PNC Bank, N.A. as Agent Bank. This is a $50,000,000 revolving credit facility which was renewed on July 12, 2002 and expires on May 9, 2007. At August 31, 2002, there was approximately $25,000,000 unused and available on the facility. The facility is secured by certain cash accounts, accounts receivable, and inventory.

         The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of August 31, 2002 and is based on information appearing in the Notes to the Consolidated Financial Statements (in thousands):

                                         2003      2004-2005       2006-2007       After 2007          Total
                                         ----      ---------       ---------       ----------          -----

     Long-term Debt                     $ 236          $ 508        $180,557            $ 798       $182,099

     Operating leases                   9,251         16,278          13,914           70,342        109,785

     Capital lease obligations            234            479             484            1,246          2,443
                                          ---            ---             ---            -----          -----

     Total contractual cash            $9,721        $17,265        $194,955          $72,386       $294,327
     obligations


         In addition to these obligations, the Company had outstanding letters of credit of $850,000.

         We believe that funds generated by operations and the facility will provide the financial resources sufficient to meet our foreseeable working capital, letter of credit, contractual obligations, debt repayment, and capital expenditure requirements.

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

     RECENT ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") finalized Statements No. 141, "Business Combinations" ("Statement 141"), and No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Statement 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. Statement 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of Statement 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in Statement 141.

         Statement 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, Statement 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of goodwill and other intangible assets with an indefinite useful life. Goodwill and other intangible assets with indefinite useful lives should be tested for impairment in accordance with the guidance in Statement 142. Statement 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Statement 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of Statement 142.

         The Company anticipates that the adoption of Statement 142 will not have a material effect on the Company's financial position or results of operations.

         In June 2001, the FASB also issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("Statement 143"). The objective of Statement 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. Statement 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. Statement 143 will be effective for the Company's fiscal year beginning September 1, 2002.

         The Company is currently evaluating the effect of implementing Statement 143.

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

         In April 2002, the FASB issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("Statement 145"). Statement 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective for fiscal years beginning after May 15, 2002; however, early application of Statement 145 is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified to other income in most cases following adoption.

         The Company is currently evaluating the impact the adoption of Statement 145 would have on its consolidated results of operations subject to the evaluation in accordance with APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146"), which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

         The Company anticipates that the adoption of Statement 146 will not have a material effect on the Company's financial position or results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                                      N/A

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEX TO FINANCIAL STATEMENTS


                                                                Page
                                                                ----
Report of Independent Certified Public Accountants              25
Consolidated Financial Statements:
Balance Sheets                                                  26
Statements of Operations                                        27
Statements of Comprehensive Income (Loss)                       28
Statements of Stockholder's Equity                              29
Statements of Cash Flows                                        30
Notes to Consolidated Financial Statements                      31 thru 51

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholder
United Refining Company


We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholder's equity and cash flows for each of the three years in the period ended August 31, 2002. These consolidated financial statements are the responsibility of the management of United Refining Company and its subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



/s/  BDO Seidman, LLP


New York, New York
October 25, 2002

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

---------------------------------------------------------------------------------------------
                                                                              AUGUST 31,
                                                                     ------------------------
                                                                          2002         2001
---------------------------------------------------------------------------------------------

ASSETS
CURRENT:
        Cash and cash equivalents                                     $  13,515     $  35,224
        Accounts receivable, net                                         33,865        41,937
        Inventories                                                      93,567        62,554
        Prepaid expenses and other assets                                11,179        13,312
        Refundable income taxes                                           3,300             -
---------------------------------------------------------------------------------------------
                 TOTAL CURRENT ASSETS                                   155,426       153,027
PROPERTY, PLANT AND EQUIPMENT, NET                                      189,894       190,951
INVESTMENT IN AFFILIATED COMPANY                                          1,707         1,529
DEFERRED FINANCING COSTS, NET                                             3,641         4,102
GOODWILL AND OTHER NON-AMORTIZABLE ASSETS                                11,849             -
AMORTIZABLE INTANGIBLE ASSETS, NET                                        4,170             -
DEFERRED TURNAROUND COSTS AND OTHER ASSETS, NET                           4,753         5,948
---------------------------------------------------------------------------------------------
                                                                      $ 371,440     $ 355,557
=============================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT:
        Revolving credit facility                                     $  24,314      $      -
        Current installments of long-term debt                              236           121
        Accounts payable                                                 50,647        22,206
        Income taxes payable                                                  -         2,373
        Accrued liabilities                                              14,002        12,411
        Sales, use and fuel taxes payable                                18,517        16,686
        Deferred income taxes                                             5,323         4,157
        Amounts due to affiliated companies, net                            140         1,905
---------------------------------------------------------------------------------------------
                 TOTAL CURRENT LIABILITIES                              113,179        59,859
LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                              181,863       180,979
DEFERRED INCOME TAXES                                                       360        17,573
DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                   1,345         1,560
DEFERRED RETIREMENT BENEFITS                                             24,147        19,356
OTHER NONCURRENT LIABILITIES                                              2,350           264
---------------------------------------------------------------------------------------------
                 TOTAL LIABILITIES                                      323,244       279,591
---------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
        Common stock, $.10 par value per share - shares authorized
                 100; issued and outstanding 100                              -             -
        Additional paid-in capital                                       16,648        16,648
        Retained earnings                                                31,638        59,318
        Accumulated other comprehensive loss                                (90)            -
---------------------------------------------------------------------------------------------
                 TOTAL STOCKHOLDER'S EQUITY                              48,196        75,966
---------------------------------------------------------------------------------------------
                                                                      $ 371,440     $ 355,557
=============================================================================================

          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                 (IN THOUSANDS)
                                 --------------

--------------------------------------------------------------------------------------------------
                                                                         YEAR ENDED
                                                                         AUGUST 31,
--------------------------------------------------------------------------------------------------
                                                           2002             2001           2000
--------------------------------------------------------------------------------------------------

NET SALES (INCLUDES CONSUMER EXCISE TAXES OF
    $156,489, $134,218 AND $158,503)                   $ 1,052,016     $ 1,108,565     $ 1,123,439
COSTS OF GOODS SOLD                                        966,645         982,135         993,872
--------------------------------------------------------------------------------------------------
              GROSS PROFIT                                  85,371         126,430         129,567
--------------------------------------------------------------------------------------------------
EXPENSES:
       Selling, general and administrative expenses         94,297          73,234          80,390
       Depreciation and amortization expenses               11,774          10,713          10,168
--------------------------------------------------------------------------------------------------
              TOTAL OPERATING EXPENSES                     106,071          83,947          90,558
--------------------------------------------------------------------------------------------------
              OPERATING INCOME (LOSS)                      (20,700)         42,483          39,009
--------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
       Interest income                                         330           1,606             288
       Interest expense                                    (20,064)        (21,051)        (22,962)
       Other, net                                           (1,345)          1,836          (2,822)
       Costs associated with terminated acquisition              -          (1,300)              -
       Equity in net earnings of affiliate                   1,242             516               -
--------------------------------------------------------------------------------------------------
                                                           (19,837)        (18,393)        (25,496)
--------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)          (40,537)         24,090          13,513
--------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE (BENEFIT):
       Current                                              (2,702)          4,700           2,330
       Deferred                                            (12,894)          5,140           4,498
--------------------------------------------------------------------------------------------------
                                                           (15,596)          9,840           6,828
--------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                    (24,941)         14,250           6,685
EXTRAORDINARY ITEM, NET OF TAXES OF $ 2,181                      -           3,029               -
--------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                      $   (24,941)    $    17,279     $     6,685
==================================================================================================

          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
             ------------------------------------------------------
                                 (IN THOUSANDS)

                                                                                          YEAR ENDED
                                                                                           AUGUST 31,
                                                                           --------------------------------------
                                                                                 2002         2001        2000
-----------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                               $(24,941)    $ 17,279    $  6,685
OTHER COMPREHENSIVE LOSS:
    Minimum pension liability,
        net of taxes                                                                 (90)           -           -
-----------------------------------------------------------------------------------------------------------------
    Other comprehensive loss                                                         (90)           -           -
-----------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME (LOSS)                                               $(25,031)    $ 17,279    $  6,685
=================================================================================================================

          See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                 -----------------------------------------------
                        (IN THOUSANDS, EXCEPT SHARE DATA)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        ACCUMULATED
                                                         COMMON STOCK     ADDITIONAL                        OTHER        TOTAL
                                                     -------------------    PAID-IN        RETAINED     COMPREHENSIVE STOCKHOLDER'S
                                                       SHARES   AMOUNT      CAPITAL        EARNINGS     INCOME (LOSS)    EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

Balance at August 31, 1999                              100      $  -       $     7,150     $ 41,271      $     -      $  48,421
Net income                                                                            -        6,685            -         6,685
-----------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2000                              100         -             7,150       47,956            -         55,106
Net income                                                                            -       17,279            -         17,279
Dividends                                                                             -       (5,917)           -         (5,917)
Excess of selling price over
    historical cost of net assets
    sold to an affiliated company                                                 9,498            -            -          9,498
----------------------------------------------------------------------------------------------------------------- -----------------
Balance at August 31, 2001                              100         -            16,648       59,318            -         75,966
Dividends                                                                             -       (2,130)           -         (2,130)
Net loss                                                                              -      (24,941)           -        (24,941)
Distribution to Parent under the Tax
    Sharing Agreement                                                                 -         (609)           -           (609)
Other comprehensive income (loss)                                                     -            -          (90)           (90)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2002                              100      $  -       $    16,648     $ 31,638      $   (90)     $  48,196
===================================================================================================================================


See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                YEAR ENDED AUGUST 31,
                                                                                   ----------------------------------------------
                                                                                        2002             2001             2000
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                              $(24,941)        $ 17,279         $  6,685
        Adjustments to reconcile net income (loss) to net
                    cash provided by (used in) operating activities:
                 Depreciation and amortization                                           14,830           14,429           13,492
                 Post-retirement benefits                                                 4,336            3,618            1,683
                 Change in deferred income taxes                                        (12,894)           5,140            4,498
                 Gain on extinguishment of debt                                               -           (5,210)               -
                 Loss on asset dispositions                                                 630              382              621
                 Cash provided by (used in) working capital items                         2,279            3,865          (17,328)
                 Equity in net earnings of affiliate, net of dividends received            (178)            (516)               -
                 Other, net                                                              (2,084)          (4,228)            (920)
---------------------------------------------------------------------------------------------------------------------------------
                         TOTAL ADJUSTMENTS                                                6,919           17,480            2,046
---------------------------------------------------------------------------------------------------------------------------------
                         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (18,022)          34,759            8,731
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of business, net of cash acquired                                      (16,900)               -                -
        Purchase of investment securities                                                     -           (3,714)               -
        Sale of investment securities                                                         -            3,497                -
        Additions to property, plant and equipment                                       (9,061)         (10,052)          (5,900)
        Proceeds from asset dispositions                                                      3           23,550              807
---------------------------------------------------------------------------------------------------------------------------------
                         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (25,958)          13,281           (5,093)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net borrowings (reductions) on revolving credit facility                         24,314                -           (5,000)
        Dividends                                                                        (2,130)          (5,917)               -
        Principal reductions of long-term debt                                             (227)         (14,329)            (235)
        Proceeds from issuance of long-term debt                                              -                -              152
        Deferred financing costs                                                            314                -              (50)
---------------------------------------------------------------------------------------------------------------------------------
                         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             22,271          (20,246)          (5,133)
---------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (21,709)          27,794           (1,495)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             35,224            7,430            8,925
---------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $ 13,515         $ 35,224         $  7,430
=================================================================================================================================
CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
        Accounts receivable, net                                                       $  8,877         $  2,367         $(11,065)
        Inventories                                                                     (25,014)          (1,673)           8,834
        Prepaid expenses and other assets                                                 3,518           (4,435)           1,269
        Refundable income taxes                                                          (3,300)               -                -
        Accounts payable                                                                 21,944            3,772          (16,293)
        Accrued liabilities                                                                 376             (399)             436
        Amounts due affiliated companies                                                 (2,210)           1,905                -
        Income taxes payable                                                             (2,473)           1,451              538
        Sales, use and fuel taxes payable                                                   561              877           (1,047)
---------------------------------------------------------------------------------------------------------------------------------
                 TOTAL CHANGE                                                          $  2,279         $  3,865         $(17,328)
=================================================================================================================================
CASH PAID DURING THE PERIOD FOR:
        Interest                                                                       $ 19,728         $ 21,765         $ 23,043
        Income taxes                                                                   $  2,723         $  5,381         $    125
=================================================================================================================================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Property additions and capital leases                                          $  1,238         $      -         $     21
        Transfer of inventory to affiliated company                                    $       -        $  1,013         $      -
=================================================================================================================================

See accompanying notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

  1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business

         United Refining Company and subsidiaries (the "Company") is a petroleum product refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. The Company operates in two principal business segments: wholesale and retail. The wholesale segment produces gasoline, distillate and asphalt products and markets these products to distributors and commercial and governmental customers. The retail segment sells gasoline, diesel fuel and convenience merchandise through a network of Company-operated retail units.

         Basis of Presentation

         United Refining Company is a wholly-owned subsidiary of United Refining, Inc. ("United"), a wholly-owned subsidiary of United Acquisition Corporation ("UAC") which, in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the "Parent").

         The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries, and Kiantone Pipeline Corporation.

         All significant intercompany balances and transactions have been eliminated in consolidation.

         Cash and Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investment securities with maturities of three months or less at date of acquisition to be cash equivalents.

         Inventories and Exchanges

         Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include various parts for the refinery operations. If the cost of inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. As of August 31, 2002, had the Company utilized the FIFO inventory method, petroleum product inventories would have been higher by $4,613,000. As of August 31, 2001, the Company had a LIFO layer liquidation resulting in an inventory gain of approximately $526,000.

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


                                             ESTIMATED USEFUL
                                               LIVES (YEARS)
                        -------------------------------------

                        Refinery Equipment        20-30
                        Marketing                 15-30
                        Transportation            20-30
                        -------------------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


         Amortizable Intangible Assets

         The Company amortizes identifiable intangible assets such as brand names, non-compete agreements, leasehold covenants and deed restrictions on a straight line basis over their estimated useful lives which range from 5 to 25 years. Amortization expense on these assets amounted to $390,000, $0, and $0 for the fiscal years ending August 31, 2002, 2001, and 2000, respectively.

         Deferred Maintenance Turnarounds

         The cost of maintenance turnarounds, which consist of complete shutdown and inspection of significant units of the refinery at intervals of two or more years for necessary repairs and replacements, are deferred when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 3 to 10 years. As of August 31, 2002 and 2001, deferred turnaround costs included in deferred turnaround costs and other assets, net amounted to $4,360,000 and $5,398,000, net of accumulated amortization of $2,605,000 and $5,829,000, respectively. Amortization expense included in costs of goods sold for the fiscal years ended August 31, 2002, 2001 and 2000 amounted to $2,455,000, $3,007,000 and $2,615,000, respectively.

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

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

         Use of Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Segment Disclosures

         Effective in 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("Statement 131"), "Disclosure about Segments of an Enterprise and Related Information." Statement 131 standardizes the way that public companies report information about operating segments in annual and interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 requires segments to be determined based upon how operations are managed and evaluated internally (See Footnote 15 to Consolidated Financial Statements, Item 8).

         Other Comprehensive Income (Loss)

         The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes charges and credits to equity that are not the result of transactions with the shareholder. Included in other comprehensive income (loss) for the Company is a minimum pension liability adjustment, which is net of taxes.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

         Recent Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") finalized Statements No. 141, "Business Combinations" ("Statement 141"), and No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Statement 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. Statement 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of Statement 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in Statement 141.

         Statement 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, Statement 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of goodwill and other intangible assets with an indefinite useful life. Goodwill and other intangible assets with indefinite useful lives should be tested for impairment in accordance with the guidance in Statement 142. Statement 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Statement 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of Statement 142.

         The Company anticipates that the adoption of Statement 142 will not have a material effect on the Company's financial position or results of operations.

         In June 2001, the FASB also issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("Statement 143"). The objective of Statement 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. Statement 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. Statement 143 will be effective for the Company's fiscal year beginning September 1, 2002.

         The Company is currently evaluating the effect of implementing Statement 143.

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

         In April 2002, the FASB issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("Statement 145"). Statement 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

under changed conditions. The provisions of this Statement are effective for fiscal years beginning after May 15, 2002; however, early application of Statement 145 is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified to other income in most cases following adoption.

         The Company is currently evaluating the impact the adoption of Statement 145 would have on its consolidated results of operations subject to the evaluation in accordance with APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146"), which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

         The Company anticipates that the adoption of Statement 146 will not have a material effect on the Company's financial position or results of operations.

         Reclassification

         Certain amounts in fiscal year 2000 and prior year consolidated financial statements have been reclassified to conform to the presentation in the current year.

2.       ACCOUNTS RECEIVABLE, NET

         As of August 31, 2002 and 2001, accounts receivable were net of allowance for doubtful accounts of $1,395,000 and $1,370,000 respectively.

3.       INVENTORIES

         Inventories consist of the following:

                                             AUGUST 31,
                                      -------------------------
                                         2002         2001
---------------------------------------------------------------
                                           (IN THOUSANDS)

Crude Oil                               $  26,384   $ 15,236
Petroleum Products                         38,407     24,412
---------------------------------------------------------------
             Total @ LIFO                  64,791     39,648
---------------------------------------------------------------

Merchandise                                15,362     10,099
Supplies                                   13,414     12,807
---------------------------------------------------------------
             Total @ FIFO                  28,776     22,906
---------------------------------------------------------------

      Total Inventory                   $  93,567   $ 62,554
===============================================================

         Included in petroleum product inventories are exchange balances either held for or due from other petroleum marketers. These balances are not significant.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

         The Company does not own sources of crude oil and depends on outside vendors for its needs.

4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is summarized as follows:

                                                            AUGUST 31,
                                                    --------------------------
                                                     2002           2001
------------------------------------------------------------------------------
                                                        (IN THOUSANDS)
Refinery equipment,
             including construction-in-progress     $  184,889    $   179,232
Marketing (i.e. retail outlets)                         85,981         82,186
Transportation                                           7,178          7,171
------------------------------------------------------------------------------
                                                       278,048        268,589
Less:              Accumulated depreciation             88,154         77,638
------------------------------------------------------------------------------
                                                    $  189,894    $   190,951
===============================================================================



5.       ACCRUED LIABILITIES

         Accrued liabilities include the following:

                                                          AUGUST 31,
                                                    -------------------------
                                                       2002         2001
-----------------------------------------------------------------------------
                                                        (IN THOUSANDS)

Interest                                            $    4,493    $   4,129

Payrolls and benefits                                    7,508        5,731

Other                                                    2,001        2,551
-----------------------------------------------------------------------------
                                                    $   14,002    $  12,411
===============================================================================


6.       LEASES

         The Company occupies premises, primarily retail gas stations and convenience stores and office facilities under long-term leases which require minimum annual rents plus, in certain instances, the payment of additional rents based upon sales. The leases generally are renewable for one to three five-year periods.

         As of August 31, 2002 and 2001, capitalized lease obligations, included in long-term debt, amounted to $1,219,000 and $589,000, respectively, net of current portion of $76,000 and $24,000 respectively. The related assets (retail gas stations and convenience stores) as of August 31, 2002 and 2001 amounted to $1,093,000 and $448,000, net of accumulated amortization of $349,000 and $253,000, respectively.

         Lease amortization amounting to $94,000, $46,000, and $70,000 for the years ended August 31, 2002, 2001, and 2000 respectively, is included in depreciation and amortization expense.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

         Future minimum lease payments as of August 31, 2002 are summarized as follows:


                                                    CAPITAL      OPERATING
YEAR ENDED AUGUST 31,                               LEASES         LEASES
-----------------------------------------------------------------------------
                                                     (IN THOUSANDS)
2003                                             $    234      $   9,251
2004                                                  238          8,669
2005                                                  241          7,609
2006                                                  244          7,077
2007                                                  240          6,837
Thereafter                                          1,246         70,342
-------------------------------------------------------------------------
              Total minimum lease payments          2,443        109,785
Less:         Minimum sublease rents                    -            155
-------------------------------------------------------------------------
              Net minimum sublease payments         2,443      $ 109,630
                                                               ==========
Less:         Amount representing interest          1,148
----------------------------------------------------------
              Present value of net minimum
              lease payments                     $  1,295
==========================================================


         Net rent expense for operating leases amounted to $7,786,000, $3,217,000 and $3,324,000 for the years ended August 31, 2002, 2001 and 2000 respectively.


7.       CREDIT FACILITY

         In January of 2001, the Company renewed its secured revolving credit facility, ("the facility") with a syndicate of banks, with PNC Bank, N.A., as Agent Bank increasing its revolving credit commitment up to $50,000,000. Upon its expiration in July 2002, the Company renewed the facility, which provides for revolving credit loans and for the issuance of letters of credit. The facility expires on May 9, 2007 and is secured by certain cash accounts, accounts receivable, and inventory, which amounted to $62,245,000 as of August 31, 2002. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility. For Base Rate borrowings, interest is calculated at the greater of the bank's prime rate or federal fund rate plus 1%, plus an applicable margin of .25% to .75%, which was 5.50% and 6.50% at August 31, 2002 and 2001, respectively. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with the Company's revolving credit facility leverage ratio calculation. As of August 31, 2002, $24,314,000 of Base Rate borrowings and $850,000 of letters of credit were outstanding under the agreement. As of August 31, 2001 no borrowings or letters of credit were outstanding under the agreement. The weighted average interest rate for Base Rate borrowings for the years ended August 31, 2002 and 2001 was 5.5% and 10.25%, respectively. No amounts were borrowed under the Euro-Rate option for the fiscal years ending August 31, 2002 and 2001. The Company pays a commitment fee of 3/8% per annum on the unused balance of the facility.


8.       LONG-TERM DEBT

         During June 1997, the Company sold $200,000,000 of 10 3/4% Senior Unsecured Notes due 2007, Series A. Subsequent to this issue, the Company exchanged these notes for its 10 3/4% Senior Unsecured Notes due 2007, Series B. During the fiscal year ending August 31, 2001, the Company purchased $19,865,000 of these notes for $14,185,000 in cash. An extraordinary gain of $3,029,000 was recorded as a result of this early retirement of debt, consisting of $5,680,000 less $470,000 of associated debt issuance costs, net of a tax charge of $2,181,000. Such

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's subsidiaries (See Footnote 16 to Consolidated Financial Statements, Item 8).

         Both the senior unsecured notes and secured credit facility require that the Company maintain certain financial covenants The facility requires the Company to meet certain financial covenants, as defined in the facility: a minimum Fixed Charge Coverage Ratio and a minimum Consolidated Net Worth. In addition, the facility limits the amount the Company can distribute for capital and operating leases. Both the facility and the Indenture of the Senior Unsecured Notes restrict the amount of dividends payable and the incurrence of additional Indebtedness. The Company is currently in compliance with covenants under the facility and the Indenture.

         A summary of long-term debt is as follows:


                                                                     -------------------------------
                                                                        2002             2001
----------------------------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)
Long-term debt:
       10.75% senior unsecured notes due June 9, 2007,
             Series B                                              $     180,135         $  180,135
       Other long-term debt                                                1,964                965
----------------------------------------------------------------------------------------------------
                                                                         182,099            181,100

   Less:     Current installments of long-term debt                          236                121
----------------------------------------------------------------------------------------------------
             Total long-term debt, less current installments       $     181,863         $  180,979
====================================================================================================



         The principal amount of long-term debt outstanding as of August 31, 2002, matures as follows:


YEAR ENDED AUGUST 31,
-------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)

2003                                                                $      236

2004                                                                       261

2005                                                                       247

2006                                                                       244

2007                                                                   180,313

Thereafter                                                                 798
-------------------------------------------------------------------------------
                                                                    $  182,099
===============================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

         The following financing costs have been deferred and are being amortized to expense over the term of the related debt:


                                                                AUGUST 31,
                                                            -----------------
                                                              2002     2001
-----------------------------------------------------------------------------
                                                              (IN THOUSANDS)
  Beginning balance                                          $7,358    $8,390
  Current year additions                                        314         -
                                                            -----------------
            Total financing costs                             7,672     8,390
  Less:  Accumulated amortization                             4,031     3,818
            Write-off associated with debt extinguishment         -       470
-----------------------------------------------------------------------------
                                                             $3,641    $4,102
=============================================================================

9.       EMPLOYEE BENEFIT PLANS

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

         Net periodic pension cost and post-retirement healthcare benefit cost consist of the following components for the years ended August 31, 2002, 2001, and 2000:

                                                       PENSION BENEFITS           OTHER POST-RETIREMENT BENEFITS
                                           -----------------------------------   --------------------------------
                                                2002        2001        2000        2002       2001       2000
-----------------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
Service cost                                  $ 2,013     $ 1,611     $ 1,487     $ 1,178    $ 1,050    $   747
Interest cost on benefit obligation             2,848       2,482       2,149       1,920      1,508      1,064
Expected return on plan assets                 (2,583)     (3,148)     (2,762)          -          -          -
Amortization of transition obligation             140         140         140         597        597        597
Amortization and deferrals                        207        (245)       (252)        146          -       (124)
-----------------------------------------------------------------------------------------------------------------

Net periodic benefit cost                     $ 2,625     $   840     $   762     $ 3,841    $ 3,155    $ 2,284
=================================================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

         The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended August 31, 2002 and 2001:

                                                                                                           OTHER
                                                                                                      POST-RETIREMENT
                                                                 PENSION BENEFITS                         BENEFITS
                                                         ---------------------------------------------------------------------
                                                               2002             2001                2002            2001
------------------------------------------------------------------------------------------------------------------------------
                                                                                    (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation @ beginning of year                      $  36,836         $  31,879          $   23,453        $  15,726
    Service cost                                                2,013             1,611               1,178            1,050
    Interest cost                                               2,848             2,482               1,920            1,508
    Plan amendments                                             1,401               882                   -                -
    Actuarial (gains) losses                                    2,638               843               6,978            5,792
    Benefits paid                                              (1,034)             (861)               (821)            (623)
------------------------------------------------------------------------------------------------------------------------------
Benefit obligation @ end of year                               44,702            36,836              32,708           23,453
------------------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
Fair values of plan assets @ beginning of year                 29,170            35,391                   -                -
    Actual return on plan assets                               (2,814)           (5,360)                  -                -
    Company contributions                                           -                 -                 821              623
    Benefits paid                                              (1,034)             (861)               (821)            (623)
------------------------------------------------------------------------------------------------------------------------------
Fair values of plan assets @ end of year                       25,322            29,170                   -                -
------------------------------------------------------------------------------------------------------------------------------
Funded status                                                  19,380             7,666              32,708           23,453
    Unrecognized net actuarial gain (loss)                     (7,605)              456              (9,472)          (2,639)
    Unrecognized prior service cost                            (2,689)           (1,521)                  -                -
    Unrecognized transition obligation                           (771)             (911)             (6,565)          (7,162)
------------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                      $    8,315        $    5,690          $   16,671        $  13,652
==============================================================================================================================
AMOUNTS RECOGNIZED IN THE BALANCE SHEET
CONSIST OF:
    Accrued benefit cost                                   $    8,315        $    5,690
    Additional minimum liability                                3,596                 -
    Intangible asset                                           (3,448)                -
    Accumulated other comprehensive loss                         (148)                -
-------------------------------------------------------------------------------------------
Net amount recognized                                      $    8,315        $    5,690
===========================================================================================

Note: For plans with assets less than the accumulated benefit obligation (ABO), the aggregate ABO is $36,911,000 while the aggregate asset value is $25,322,000.

=============================================================================================================================
WEIGHTED AVERAGE ASSUMPTIONS:
    Discount rate                                                 7.0%              7.5%                7.0%             7.5%
    Expected return on plan assets                                9.0%              9.0%       ==============================
    Rate of compensation increase                          3.0% - 3.5%       3.0% - 4.5%
===========================================================================================

         For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 10% and 5%, respectively for 2002; the rates were assumed to decrease gradually to 5% for both medical and dental benefits until 2013 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1 percentage point change in the assumed healthcare cost trend rate would have the following effects:

                                                          1% POINT    1% POINT
                                                          INCREASE    DECREASE
                                                          --------    --------
Effect on total of service and interest cost components  $  534     $  (425)
Effect on post-retirement benefit obligation              5,462      (4,415)

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


         A reconciliation of the above accrued benefit costs to the consolidated amounts reported on the Company's balance sheets follows:


                                                                AUGUST 31,
                                                      --------------------------
                                                           2002           2001
--------------------------------------------------------------------------------
                                                             (IN THOUSANDS)

Accrued pension benefits                                 $  8,315      $  5,690
Accrued other post-retirement benefits                     16,671        13,652
--------------------------------------------------------------------------------
                                                           24,986        19,342
Current portion of above benefits, included in
    payrolls and benefits in accrued liabilities           (2,002)         (650)
Supplemental pension and other deferred
    compensation benefits                                   1,163           664
--------------------------------------------------------------------------------

Deferred retirement benefits                             $ 24,147      $ 19,356
================================================================================



         The Company's deferred gain on settlement of past pension plan obligations amounted to $1,345,000 and $1,560,000 as of August 31, 2002 and 2001 respectively, and is being amortized over 23 years. The related amortization amounted to $215,000 for each of the years ended August 31, 2002, 2001 and 2000.

         The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company's contributions to these plans amounted to $751,000, $665,000 and $607,000 for the years ended August 31, 2002, 2001 and 2000, respectively.


10.      INCOME TAXES

         Income tax expense (benefit) consists of:

                                         YEAR ENDED AUGUST 31,
                               -------------------------------------
                                  2002         2001        2000
--------------------------------------------------------------------
                                            (IN THOUSANDS)
Federal:
          Current               $   (2,953) $   3,050    $   1,525
          Deferred                  (9,019)     4,981        3,743
--------------------------------------------------------------------
                                   (11,972)     8,031        5,268
--------------------------------------------------------------------
State:
          Current                      251      1,650          805
          Deferred                  (3,875)       159          755
--------------------------------------------------------------------
                                    (3,624)     1,809        1,560
--------------------------------------------------------------------
                                 $ (15,596) $   9,840    $   6,828
====================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


         Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income
(loss) before income tax expense (benefit) and cumulative effect of accounting change is as follows:

                                                                                           YEAR ENDED AUGUST 31,
                                                                                ---------------------------------------
                                                                                    2002         2001         2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                            (IN THOUSANDS)

U. S. federal income taxes at the statutory rate of 34%                           $  (13,783)    $  8,190    $ 4,595
State income taxes, net of Federal benefit                                            (2,338)       1,257      1,118
Federal income tax audit                                                                 188            4        966
Nondeductible expenses                                                                   259          112        170
Other                                                                                     78          277        (21)
-----------------------------------------------------------------------------------------------------------------------
                    Income tax attributable to income (loss) before
                    income tax expense (benefit) and extraordinary item           $  (15,596)    $  9,840    $ 6,828
=======================================================================================================================


Deferred income tax liabilities (assets) are comprised of the following:

                                                                   AUGUST 31,
                                                          -----------------------------
                                                              2002            2001
---------------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)
Current deferred income tax liabilities (assets):
    Inventory valuation                                   $     7,675       $   5,895
    Accounts receivable allowance                                (649)           (351)
    Accrued liabilities                                        (2,037)         (1,380)
    Other                                                         334              (7)
---------------------------------------------------------------------------------------
                                                                5,323           4,157
---------------------------------------------------------------------------------------
Deferred income tax liabilities:
    Property, plant and equipment                              31,659          28,310
    Accrued liabilities                                       (13,027)         (8,623)
    Tax credits and carryforwards                             (12,565)           (713)
    State net operating loss carryforwards                     (6,223)         (1,683)
    Valuation allowance                                           304               7
    Other                                                         212             275
---------------------------------------------------------------------------------------
                                                                  360          17,573
---------------------------------------------------------------------------------------
Net deferred income tax liability                         $     5,683       $  21,730
=======================================================================================

         The Company's results of operations are included in the consolidated Federal tax return of the Parent (See Footnote 13 to Consolidated Financial Statements, Item 8). The Company has a net operating loss carryfoward for regular tax purposes of $18,400,000 which will expire after 2022. For financial reporting purposes, valuation allowances of $304,000 and $7,000 at August 31, 2002 and 2001, respectively, were recognized for state net operating loss carryforwards not anticipated to be realized before expiration.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

         The Tax Reform Act of 1986 created a separate parallel tax system called the Alternative Minimum Tax ("AMT") system. AMT is calculated separately from the regular U.S. Federal income tax and is based on a flat rate of 20% applied to a broader tax base. The higher of the two taxes is paid. The excess AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities in excess of AMT liabilities of future years. The Company generated AMT credits in prior years of approximately $4,500,000 that is available to offset the regular tax liability in the future years.


11.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

         The carrying amount of cash and cash equivalents, trade accounts receivable, the revolving credit facility and current liabilities approximate fair value because of the short maturity of these instruments.

         The fair value of long-term debt (See Footnote 8 to Consolidated Financial Statements, Item 8) was determined using the fair market value of the individual debt instruments. As of August 31, 2002, the carrying amount and estimated fair value of these debt instruments approximated $182,099,000 and $143,827,000, respectively.


12.      CONTINGENCIES

         In addition to the environmental matters discussed see Footnote 14 to Consolidated Financial Statements, Item 8, the Company is a defendant in various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated financial position of the Company.


13.      TRANSACTIONS WITH AFFILIATED COMPANIES

         On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair (See Footnote 18 to Consolidated Financial Statements, Item 8). The fixed assets of Country Fair were acquired by related entities controlled by John Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental of approximately $5,200,000, which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal year ended August 31, 2002, $3,481,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

         Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 18 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the year ended August 31, 2002, the Company billed the affiliate $525,000 for management fees and overhead expenses incurred in the management and operation of the 18 retail units which amount was deducted from expenses. As of August 31, 2002, the Company owed the affiliate $69,000 under the terms of the agreement.

         Effective June 1, 2001, the Company sold certain intangible assets to an unrelated entity and realized a $3,000,000 gain on the transaction which was recorded in other income. Concurrent with the sale, the Company entered into a 50% joint venture with the entity for the marketing of asphalt products. The joint venture is accounted for using the equity method of accounting. As part of its investment in the joint venture, the Company transferred $1,013,000 of inventory to it. For the years ended August 31, 2002 and 2001, net sales to the joint venture

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

amounted to $4,756,000 and $1,810,000 respectively. As of August 31, 2002 and 2001, the Company had a receivable from (payable to) the joint venture of $1,085,000 and ($1,495,000), respectively, under the terms of the agreement.

         On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. The excess of the sales price over the net historic cost of the assets and liabilities of $9,498,000 (net of income taxes) was credited to additional paid-in capital during the fiscal year ended August 31, 2001. The Company used $12,150,000 of the proceeds to purchase $17,165,000 of 10.75% Senior Unsecured Notes due June 9, 2007 (See Footnote 8 to Consolidated Financial Statements, Item 8). The balance of the proceeds were used for capital expenditures.

         Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2002 and 2001, the Company billed the affiliate $1,436,000 and $1,301,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 50 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2002 and 2001, net sales to the affiliate amounted to $35,486,000 and $41,768,000, respectively. As of August 31, 2002 and 2001, the Company owed the affiliate $711,000 and $410,000, respectively, under the terms of the agreement.

         The Company paid a service fee relating to certain costs incurred by its Parent for the Company's New York office. During the years ended August 31, 2002, 2001 and 2000, such fees amounted to approximately $1,000,000, $991,000 and $1,000,000, respectively.

         The Company joins with the Parent and the Parent's other subsidiaries in filing a Federal Income Tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to tax years ended August 31, 1997
- August 31, 2001, totaled $609,000 and have been recorded as a distribution.

         An affiliate of the Company leased eight retail gas stations and convenience stores to the Company under various operating leases which expired in 2001. Rent expense relating to these leases amounted to $20,000 and $248,000 for the years ended August 31, 2001 and 2000, respectively.


14.      ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

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

         The Company entered into a Consent Order and Agreement (the "Agreement") with the Pennsylvania Department of Environmental Protection ("DEP") on July 31, 2000. The Agreement resolves certain claims arising out of discharges from the Company's Industrial Wastewater Treatment Plant ("IWTP") as well as other sources. The Agreement covers all discharges between approximately September 24, 1997 and May 4, 2000 alleged by DEP to be in violation of applicable laws, regulations and permits issued to the Company. The Agreement requires the Company to evaluate and consider the upgrade of certain physical components associated with the Company's Warren, Pennsylvania refining facility. Failure by the Company to comply with the Agreement carries a $250 per day stipulated civil penalty. The Company believes it has complied in all respects with the ongoing requirements of

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

the Agreement and that the future cost of compliance with the Agreement, if any, will not have a material adverse effect upon the consolidated operations or financial position of the Company.

         Due to the nature of the Company's business, the Company is and will continue to be subject to various environmental claims, legal actions and complaints. The Company believes that the claims asserted by the United States Environmental Protection Agency pursuant to certain Notices of Violation and an Administrative Order will not have a material adverse effect upon the consolidated operations or financial condition of the Company. The Company is unable to determine the effect of Methyl Tertiary Butyl Ether ("MTBE")-related litigation upon its operations or consolidated financial condition until the scope of the claims is fully known. In the opinion of management, all other current matters are without merit or are of such kind or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated financial position or operations of the Company.

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

         The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products and convenience and grocery items through Company-owned gasoline stations and convenience stores under the Kwik Fill(R), Red Apple Food Mart(R) and Country Fair(R) brand names.

         The accounting policies of the reportable segments are the same as those described in Footnote 1 to Consolidated Financial Statements, Item 8. Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company's reportable segments is presented in the following table.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


                                                  YEAR ENDED AUGUST 31,
                                         --------------------------------------
                                          2002          2001          2000
-------------------------------------------------------------------------------
                                                   (IN THOUSANDS)
Net Sales
      Retail                          $   580,078     $   516,541    $   588,398
      Wholesale                           471,938         592,024        535,041
                                     -------------------------------------------
                                      $ 1,052,016     $ 1,108,565    $ 1,123,439
                                     ===========================================
Intersegment Sales
      Wholesale                       $   182,834     $   236,539    $   264,698
                                     ===========================================

Operating Income (Loss)
      Retail                          $     4,656     $     7,014    $     2,040
      Wholesale                           (25,356)         35,469         36,969
                                     -------------------------------------------
                                      $   (20,700)    $    42,483    $    39,009
                                     ===========================================
Total Assets
      Retail                          $   127,712     $   103,161    $   108,925
      Wholesale                           243,728         252,396        231,443
                                     -------------------------------------------
                                      $   371,440     $   355,557    $   340,368
                                     ===========================================
Depreciation and Amortization
      Retail                          $     3,638     $     2,916    $     2,938
      Wholesale                             8,136           7,797          7,230
                                     -------------------------------------------
                                      $    11,774     $    10,713    $    10,168
                                     ===========================================
Capital Expenditures
      Retail                          $     4,552     $     3,704    $     1,455
      Wholesale                             5,747           6,348          4,445
                                     -------------------------------------------
                                      $    10,299     $    10,052    $     5,900
                                     ===========================================


         During FYE 2000, the Company changed its methodology for allocating administrative overhead and its accounting classification of commission income resulting in the reclassification of prior period data.


16.      SUBSIDIARY GUARANTORS

         Certain of United Refining Company's (the "issuer") subsidiaries function as guarantors under the terms of the $200,000,000 Senior Unsecured Note Indenture due June 9, 2007. Financial information for the Company's wholly-owned subsidiary guarantors (See Footnote 8 to Consolidated Financial Statements, Item
8) is as follows:

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)


                                                                 August 31, 2002
                                            -----------------------------------------------------
                                               Issuer     Guarantors    Eliminations Consolidated
                                            -----------------------------------------------------
Assets

Current:

   Cash and cash equivalents                 $   4,254     $   9,261           $ -     $  13,515

   Accounts receivable, net                     22,584        11,281             -        33,865

   Refundable income taxes                       3,300             -             -         3,300

   Inventories                                  71,939        21,628             -        93,567

   Prepaid expenses and other assets             8,574         2,605             -        11,179

   Intercompany                                 93,867        18,892      (112,759)            -
                                            -----------------------------------------------------
      Total current as                         204,518        63,667      (112,759)      155,426


Property, plant and equipment, net             118,840        71,054             -       189,894

Investment in affiliated company                 1,707             -             -         1,707

Deferred financing costs, net                    3,641             -             -         3,641

Goodwill and other non-amortizable assets            -        11,849             -        11,849

Amortizable intangible assets                        -         4,170             -         4,170

Deferred turnaround costs & other assets         4,891         1,033        (1,171)        4,753
                                            -----------------------------------------------------
                                             $ 333,597     $ 151,773     $(113,930)    $ 371,440
                                            =====================================================

Liabilities and Stockholder's Equity

Current:

   Revolving credit facility                 $  24,314     $       -           $ -     $  24,314

   Current installments of long-term debt           86           150             -           236

   Accounts payable                             34,384        16,263             -        50,647

   Income taxes payable                              -             -             -             -

   Accrued liabilities                          10,083         3,919             -        14,002

   Sales, use and fuel taxes payable            15,228         3,289             -        18,517

   Deferred income taxes                         5,746          (423)            -         5,323

   Amounts due affiliated companies               (640)          780             -           140

   Intercompany                                      -       112,759      (112,759)            -
                                            -----------------------------------------------------
       Total current liabilities                89,201       136,737      (112,759)      113,179


Long term debt: less current installments      180,462         1,401             -       181,863

Deferred income taxes                           (3,227)        3,587             -           360

Deferred gain on settlement of pension
     plan obligations                            1,345             -             -         1,345

Deferred retirement benefits                    22,643         1,504             -        24,147

Other noncurrent liabilities                         -         2,350             -         2,350
                                            -----------------------------------------------------
       Total liabilities                       290,424       145,579      (112,759)      323,244
                                            -----------------------------------------------------
Commitment and contingencies

Stockholder's equity
   Common stock, $.10 par value per
     share - shares authorized 100;
     issued and outstanding 100                      -            18           (18)            -

   Additional paid-in capital                    7,150        10,651        (1,153)       16,648

   Retained earnings                            36,113        (4,475)            -        31,638

   Accumulated other

      comprehensive loss                           (90)            -             -           (90)
                                            -----------------------------------------------------
       Total stockholder's equity               43,174         6,194        (1,171)       48,196
                                            -----------------------------------------------------
                                             $ 333,597     $ 151,773     $(113,930)    $ 371,440
                                            =====================================================


                                                                  August 31, 2001
                                               -----------------------------------------------------
                                                  Issuer     Guarantors  Eliminations   Consolidated
                                               -----------------------------------------------------
Assets

Current:

   Cash and cash equivalents                    $  29,197    $   6,027     $       -     $  35,224

   Accounts receivable, net                        32,669        9,268             -        41,937

   Refundable income taxes                              -            -             -             -

   Inventories                                     47,177       15,377             -        62,554

   Prepaid expenses and other assets               11,154        2,158             -        13,312

   Intercompany                                    81,308       18,345       (99,653)            -
                                               -----------------------------------------------------
      Total current as                            201,505       51,175       (99,653)      153,027


Property, plant and equipment, net                121,074       69,877             -       190,951

Investment in affiliated company                    1,529            -             -         1,529

Deferred financing costs, net                       4,102            -             -         4,102

Goodwill and other non-amortizable assets               -            -             -             -

Amortizable intangible assets                           -            -             -             -

Deferred turnaround costs & other assets            6,665          454        (1,171)        5,948
                                               -----------------------------------------------------
                                                $ 334,875    $ 121,506     $(100,824)    $ 355,557
                                               =====================================================

Liabilities and Stockholder's Equity

Current:

   Revolving credit facility                    $       -    $      -      $       -     $       -

   Current installments of long-term debt               -          121             -           121

   Accounts payable                                16,857        5,349             -        22,206

   Income taxes payable                             2,413          (40)            -         2,373

   Accrued liabilities                              9,739        2,672             -        12,411

   Sales, use and fuel taxes payable               16,542          144             -        16,686

   Deferred income taxes                            4,507         (350)            -         4,157

   Amounts due affiliated companies                 1,495          410             -         1,905

   Intercompany                                         -       99,653       (99,653)            -
                                               -----------------------------------------------------
       Total current liabilities                   51,553      107,959       (99,653)       59,859


Long term debt: less current installments         180,135          844             -       180,979

Deferred income taxes                              11,009        6,564             -        17,573

Deferred gain on settlement of pension
     plan obligations                               1,560            -             -         1,560

Deferred retirement benefits                       18,610          746             -        19,356

Other noncurrent liabilities                            -          264             -           264
                                               -----------------------------------------------------
       Total liabilities                          262,867      116,377       (99,653)      279,591
                                               -----------------------------------------------------
Commitment and contingencies

Stockholder's equity
   Common stock, $.10 par value per
     share - shares authorized 100;
     issued and outstanding 100                         -           18           (18)            -

   Additional paid-in capital                       7,150       10,651        (1,153)       16,648

   Retained earnings                               64,858       (5,540)            -        59,318

   Accumulated other

      comprehensive loss                                -            -             -             -
                                               -----------------------------------------------------
       Total stockholder's equity                  72,008        5,129        (1,171)       75,966
                                               -----------------------------------------------------
                                                $ 334,875    $ 121,506     $(100,824)    $ 355,557
                                               =====================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

                                                    Year Ended August 31, 2002                       Year Ended August 31, 2001
                                   -----------------------------------------------------------     ------------------------------
                                      Issuer        Guarantors    Eliminations    Consolidated        Issuer       Guarantors
                                   -----------------------------------------------------------     ------------------------------
Net sales                          $   654,772     $   584,801     $  (187,557)    $ 1,052,016     $   828,563     $   521,276

Costs of goods sold                    656,695         497,507        (187,557)        966,645         770,943         452,466
                                   -----------------------------------------------------------     ------------------------------
      Gross profit (loss)               (1,923)         87,294               -          85,371          57,620          68,810
                                   -----------------------------------------------------------     ------------------------------
Expenses:

   Selling, general and
        administrative expenses         16,670          77,627               -          94,297          16,257          56,977

   Depreciation and
        amortization expenses            7,964           3,810               -          11,774           7,626           3,087
                                   -----------------------------------------------------------     ------------------------------
      Total operating expenses          24,634          81,437               -         106,071          23,883          60,064
                                   -----------------------------------------------------------     ------------------------------
      Operating income (loss)          (26,557)          5,857               -         (20,700)         33,737           8,746
                                   -----------------------------------------------------------     ------------------------------

Other income (expense):

   Interest income                       5,339           1,025          (6,034)            330           9,493           1,587

   Interest expense                    (20,883)         (5,215)          6,034         (20,064)        (22,459)         (8,066)

   Other, net                           (1,926)            581               -          (1,345)          1,816              20

   Costs associated with
       terminated acquisition                -               -               -               -          (1,300)              -

   Equity in net earnings of
       affiliate                         1,242               -               -           1,242             516               -
                                   -----------------------------------------------------------     ------------------------------
                                       (16,228)         (3,609)              -         (19,837)        (11,934)         (6,459)
                                   -----------------------------------------------------------     ------------------------------
Income (loss) before income            (42,785)          2,248               -         (40,537)         21,803           2,287
    tax expense (benefit)
                                   -----------------------------------------------------------     ------------------------------

Income tax expense (benefit):

   Current                              (3,840)          1,138               -          (2,702)          5,070            (370)

   Deferred                            (12,939)             45               -         (12,894)          3,847           1,293
                                   -----------------------------------------------------------     ------------------------------
                                       (16,779)          1,183               -         (15,596)          8,917             923
                                   -----------------------------------------------------------     ------------------------------
Income (loss) before
    extraordinary item                 (26,006)          1,065               -         (24,941)         12,886           1,364

Extraordinary item, net of
    taxes of $2,181                          -               -               -               -           3,029               -
                                   -----------------------------------------------------------     ------------------------------
Net income (loss)                  $   (26,006)    $     1,065     $         -     $   (24,941)    $    15,915     $     1,364
                                   ===========================================================     ==============================


                                    Year Ended August 31, 2001                       Year Ended August 31, 2000
                                   -----------------------------     ------------------------------------------------------------
                                    Eliminations    Consolidated       Issuer        Guarantors      Eliminations    Consolidated
                                   -----------------------------     ------------------------------------------------------------
Net sales                            $  (241,274)    $ 1,108,565     $   799,379     $   593,535     $  (269,475)    $ 1,123,439

Costs of goods sold                     (241,274)        982,135         743,321         520,026        (269,475)        993,872
                                   -----------------------------     ------------------------------------------------------------
      Gross profit (loss)                      -         126,430          56,058          73,509               -         129,567
                                   -----------------------------     ------------------------------------------------------------
Expenses:

   Selling, general and
        administrative expenses                -          73,234          13,686          66,704               -          80,390

   Depreciation and
        amortization expenses                  -          10,713           7,042           3,126               -          10,168
                                   -----------------------------     ------------------------------------------------------------
      Total operating expenses                 -          83,947          20,728          69,830               -          90,558
                                   -----------------------------     ------------------------------------------------------------
      Operating income (loss)                  -          42,483          35,330           3,679               -          39,009
                                   -----------------------------     ------------------------------------------------------------

Other income (expense):

   Interest income                        (9,474)          1,606          10,754           1,559         (12,025)            288

   Interest expense                        9,474         (21,051)        (24,273)        (10,714)         12,025         (22,962)

   Other, net                                  -           1,836          (2,033)           (789)              -          (2,822)

   Costs associated with
       terminated acquisition                  -          (1,300)              -               -               -               -

   Equity in net earnings of
       affiliate                               -             516               -               -               -               -
                                               -         (18,393)        (15,552)         (9,944)              -         (25,496)
                                   -----------------------------     ------------------------------------------------------------
Income (loss) before income                    -          24,090          19,778          (6,265)              -          13,513
    tax expense (benefit)
                                   -----------------------------     ------------------------------------------------------------

Income tax expense (benefit):

   Current                                     -           4,700           5,240          (2,910)              -           2,330

   Deferred                                    -           5,140           4,763            (265)              -           4,498
                                   -----------------------------     ------------------------------------------------------------
                                               -           9,840          10,003          (3,175)              -           6,828
                                   -----------------------------     ------------------------------------------------------------
Income (loss) before
    extraordinary item                         -          14,250           9,775          (3,090)              -           6,685

Extraordinary item, net of
    taxes of $2,181                            -           3,029               -               -               -               -
                                   -----------------------------     ------------------------------------------------------------
Net income (loss)                    $         -     $    17,279     $     9,775     $    (3,090)    $         -     $     6,685
                                   =============================     ============================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

                                                     Year Ended August 31, 2002            Year Ended August 31, 2001
                                         ------------------------------------------------  --------------------------
                                          Issuer     Guarantors Eliminations Consolidated   Issuer     Guarantors
                                         ------------------------------------------------  -------------------------
Net cash provided by (used in)
   operating activities                  $(42,119)    $ 24,097     $     -    $(18,022)    $ 51,718     $(16,959)
                                         ------------------------------------------------  -------------------------
Cash flows from investing activities:

    Purchase of business, net of
        cash acquired                           -      (16,900)          -     (16,900)           -            -

   Purchase of investment
        securities                              -            -           -           -       (3,714)           -

   Sale of investment securities                -            -           -           -        3,497            -

   Additions to property, plant
        and equipment                      (5,251)      (3,810)          -      (9,061)      (6,313)      (3,739)

   Proceeds from asset
        dispositions                            -            3           -           3            2       23,548
                                         ------------------------------------------------  -------------------------
          Net cash provided by
            (used in) investing
             activities                    (5,251)     (20,707)          -     (25,958)      (6,528)      19,809
                                         ------------------------------------------------  -------------------------
Cash flows from financing activities:

   Net borrowings (reductions)
      on revolving credit  facility        24,314            -           -      24,314            -            -

   Dividends                               (2,130)           -           -      (2,130)      (5,917)           -

   Principal reductions of long-
      term debt                               (71)        (156)          -        (227)     (14,183)        (146)

   Proceeds from issuance of
      long-term debt                            -            -           -           -            -            -

   Deferred financing costs                   314            -           -         314            -            -
                                         ------------------------------------------------  -------------------------
          Net cash provided by
            (used in) financing
            activities                     22,427         (156)          -      22,271      (20,100)        (146)
                                         ------------------------------------------------  -------------------------
Net increase (decrease) in cash
   and cash equivalents                   (24,943)       3,234           -     (21,709)      25,090        2,704

Cash and cash equivalents,
   beginning of year                       29,197        6,027           -      35,224        4,107        3,323
                                         ------------------------------------------------  -------------------------
Cash and cash equivalents, end
   of year                               $  4,254     $  9,261     $     -    $ 13,515     $ 29,197     $  6,027
                                         ================================================  =========================



                                          Year Ended August 31, 2001                Year Ended August 31, 2000
                                         -----------------------------   -------------------------------------------------------
                                            Eliminations Consolidated     Issuer     Guarantors Eliminations  Consolidated
                                         -----------------------------   -------------------------------------------------------
Net cash provided by (used in)
   operating activities                         $   -       $ 34,759     $  8,508     $    223        $  -       $  8,731
                                         -----------------------------   -------------------------------------------------------
Cash flows from investing activities:

    Purchase of business, net of
        cash acquired                               -              -            -            -           -              -

   Purchase of investment
        securities                                  -         (3,714)           -            -           -              -

   Sale of investment securities                    -          3,497            -            -           -              -

   Additions to property, plant
        and equipment                               -        (10,052)      (4,357)      (1,543)          -         (5,900)

   Proceeds from asset
        dispositions                                -         23,550          202          605           -            807
                                         -----------------------------   -------------------------------------------------------
          Net cash provided by
            (used in) investing
             activities                             -         13,281       (4,155)        (938)          -         (5,093)
                                         -----------------------------   -------------------------------------------------------
Cash flows from financing activities:

   Net borrowings (reductions)
      on revolving credit  facility                 -              -       (5,000)           -           -         (5,000)

   Dividends                                        -         (5,917)           -            -           -              -

   Principal reductions of long-
      term debt                                     -        (14,329)         (48)        (187)          -           (235)

   Proceeds from issuance of
      long-term debt                                -              -            -          152           -            152

   Deferred financing costs                         -              -          (50)           -           -            (50)
                                         -----------------------------   -------------------------------------------------------
          Net cash provided by
            (used in) financing
            activities                              -        (20,246)      (5,098)         (35)          -         (5,133)
                                         -----------------------------   -------------------------------------------------------
Net increase (decrease) in cash
   and cash equivalents                             -         27,794         (745)        (750)          -         (1,495)

Cash and cash equivalents,
   beginning of year                                -          7,430        4,852        4,073           -          8,925
                                         -----------------------------   -------------------------------------------------------
Cash and cash equivalents, end
   of year                                      $   -       $ 35,224     $  4,107     $  3,323     $     -    $     7,430
                                         =============================   =======================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

17.      QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                GROSS         INCOME (LOSS) BEFORE
                                            NET SALES           PROFIT          EXTRAORDINARY ITEM
-----------------------------------------------------------------------------------------------------
                                                               (IN THOUSANDS)
                  2002

First Quarter                               $   228,504      $     5,120           $   (12,620)
Second Quarter                                  214,728           25,418                (3,852)
Third Quarter                                   278,408           33,669                   129
Fourth Quarter                                  330,376           21,164                (8,598)

                  2001

First Quarter                               $   296,183       $   30,647          $      1,429
Second Quarter                                  248,973           26,166                   242
Third Quarter                                   274,155           40,183                 8,319
Fourth Quarter                                  289,254           29,434                 4,260
======================================================================================================




         Gross profit during the first quarter of 2002 was abnormally low due to lower industry wholesale margins and slightly lower discounts on heavy high-sulfur crude oil grades processed by the Company.



18.      ACQUISITION

         On December 21, 2001, the Company acquired 100% of the operations and working capital assets of Country Fair for approximately $17,300,000 in cash. Country Fair operates 69 convenience stores in northwestern Pennsylvania, southwestern New York, and eastern Ohio. The fixed assets of Country Fair were acquired by related entities controlled by John Catsitmatidis, the indirect sole shareholder of the Company (See Footnote 13 to Consolidated Financial Statements, Item 8).


         The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the results of operation of Country Fair from the acquisition date. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired over the liabilities assumed, based on an independent appraisal. The excess of the purchase price over the net assets acquired of approximately $1,300,000 has been recorded as goodwill.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

         The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.


                              AT DECEMBER 21, 2001
                                 (IN THOUSANDS)



Current assets                                                                           $       8,012
Property, plant and equipment                                                                      400
Deferred taxes                                                                                   3,361
Intangible assets not subject to amortization:
    Trade name                                                                                  10,500
    Intangible assets subject to amortization:
    Vendor contracts (7 year weighted average life)                             2,600
    Deed restrictions (25 year weighted average life)                             800
    Non-compete agreements (5 year weighed average life)                          400
    Leasehold covenants (17 year weighted average life)                         1,537            5,337
    Goodwill (not deductible for tax)                                 ---------------
                                                                                                 1,362
                                                                                         -------------
    Total assets acquired                                                                       28,972
                                                                                         -------------

Current liabilities                                                                             (8,877)
Other long-term liabilities                                                                     (2,795)
                                                                                         -------------

    Total liabilities assumed                                                                  (11,672)
                                                                                         -------------

    Net assets acquired                                                                  $      17,300
                                                                                         =============




         The following unaudited pro forma information presents the Company's consolidated results of operations as if the Country Fair acquisition had occurred on September 1, 2000. These pro forma amounts have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on September 1, 2000, or which may result in the future.


                                                   YEAR ENDED AUGUST 31,
                                         ---------------------------------------
                                                 2002                 2001
--------------------------------------------------------------------------------
                                                      (IN THOUSANDS)

Net sales                                   $   1,103,329          $  1,282,829

Net income (loss)                           $     (24,326)         $     19,297

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  NONE


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of November 27, 2002 with respect to all directors and executive officers of the Company.


                                    DIRECTOR
            NAME           AGE       SINCE               POSITION            PRINCIPAL OCCUPATION FOR THE PAST 5 YEARS
            ----           ---       -----               --------            -----------------------------------------

John A. Catsimatidis         54       1986        Chairman of the Board,     Chairman of the Board, Chief Executive Officer and
                                                     Chief Executive         President of Red Apple Group, Inc. (a holding company
                                                    Officer, Director        for certain businesses, including the Company and
                                                                             corporations which operate supermarkets in New York);
                                                                             Chief Executive Officer and Director of Gristede's
                                                                             Foods, Inc., a public company whose common stock is
                                                                             listed on the American Stock Exchange and operates
                                                                             supermarkets in New York; a director of News
                                                                             Communications, Inc., a public company whose stock is
                                                                             traded over-the-counter and Fonda Paper Company,
                                                                             Inc., a privately held company.

Myron L. Turfitt             50       1988      President, Chief Operating   President and Chief Operating Officer of the Company
                                                    Officer, Director        since September 1996.  From June 1987 to September
                                                                             1996 he was Chief Financial Officer and Executive
                                                                             Vice President of the Company.

Thomas C. Covert             68       1988            Vice Chairman          Vice Chairman of the Company since September 1996.
                                                       And Director          From December 1987 to September 1996 he was Executive
                                                                             Vice President and Chief Operating Officer of the
                                                                             Company.

Ashton L. Ditka              61       ---        Senior Vice President -     Senior Vice President - Marketing of the Company
                                                        Marketing            since July 1990.

Thomas E. Skarada            60       ---       Vice President - Refining    Vice President - Refining of the Company since
                                                                             February 1996.  From September 1994 to February 1996
                                                                             he was Assistant Vice President - Refining.

Frederick J. Martin, Jr.     48       ---            Vice President -        Vice President - Supply and Transportation of the
                                                Supply and Transportation    Company since February 1993.

James E. Murphy              57       ---        Vice President and Chief    Chief Financial Officer of the Company since January
                                                    Financial Officer        1997.  He was Vice President - Finance from April
                                                                             1995 to December 1996.

            NAME            AGE    DIRECTOR
                                     SINCE               POSITION                  PRINCIPAL OCCUPATION FOR THE PAST 5 YEARS
                                     -----               --------                  -----------------------------------------

John R. Wagner               43       ---        Vice President, General     Vice President, General Counsel and Secretary of the
                                                  Counsel and Secretary      Company since August 1997.  Prior to joining the
                                                                             Company, Mr. Wagner served as Counsel to Dollar Bank,
                                                                             F.S.B. from 1988 until assuming his current position.

Dennis E. Bee, Jr.           60       ---               Treasurer            Treasurer of the Company since May 1988.

Martin R. Bring              59       1988               Director            Stockholder in the law firm of Anderson Kill & Olick,
                                                                             P.C., since February 1, 2002; Partner in the law firm
                                                                             of Wolf, Block, Schorr and Solis-Cohen LLP and
                                                                             predecessor firm for more than five years prior
                                                                             thereto.  He has also served as a Director of
                                                                             Gristede's Foods, Inc since 1988.

Evan Evans                   76       1997               Director            Chairman of Holvan Properties, Inc., a privately
                                                                             owned petroleum industry consulting firm since 1983.
                                                                             He is also a director of U.S. Energy Systems, Inc., a
                                                                             public company whose common stock is quoted on the
                                                                             Nasdaq SmallCap Market, and of Alexander-Allen, Inc.,
                                                                             a privately owned company which owns a refinery in
                                                                             Alabama which is currently shutdown.  He has been a
                                                                             director of both of these companies since 1994.

Kishore Lall                 55       1997               Director            Executive Vice President - Finance and Administration
                                                                             and Secretary of Gristede's Foods, Inc. since May
                                                                             2002; Director of Gristede's Foods, Inc. since 1997;
                                                                             Director of the Company since October 1997;
                                                                             consultant to Red Apple Group, Inc. from January 1997
                                                                             to October 1997; private investor from June 1994 to
                                                                             December 1996; Senior Vice President and Head of
                                                                             Commercial Banking of ABN AMRO Bank, New York branch
                                                                             from January 1991 until May 1994.


Douglas Lemmonds              55       1997                Director          Executive Vice President, SunTrust Bank, Washington,
                                                                             DC since 2002. Previously, Mr. Lemmonds was Managing
                                                                             Director and Chief Operating Officer, Private Banking-
                                                                             Americas of the Deutsche Bank Group from May 1996,
                                                                             until August 1999 when he served as an independent
                                                                             consultant. Before working for Deutsche Bank, he was
                                                                             Regional Director of the Northeast Regional Office of
                                                                             The Private Bank, Bank of America NT&SA.


Andrew Maloney                70       1997                Director          Counsel to Kramer Levin Naftalis & Frankel, LLP in
                                                                             New York since April 1998.  Partner of Brown & Wood
                                                                             LLP, a New York law firm, from December 1992 to
                                                                             April 1998.  From June 1986 to December 1992 he was
                                                                             the United States Attorney for the Eastern District
                                                                             of New York.  He has also served as a Director of
                                                                             Gristede's Foods, Inc., since May 2002.

                                     DIRECTOR
            NAME             AGE       SINCE               POSITION                  PRINCIPAL OCCUPATION FOR THE PAST 5 YEARS
            ----             ---       -----               --------                  -----------------------------------------

Dennis Mehiel                 59       1997                Director            Chairman and Chief Executive Officer of The Fonda
                                                                               Group, Inc., since 1988. Since 1966 he has been the
                                                                               Chairman of Four M, a converter and seller of
                                                                               interior packaging, corrugated sheets and
                                                                               corrugated containers which he co-founded, and
                                                                               since 1977 (1) (except during a leave of absence
                                                                               from April 1994 through July 1995) he has been the
                                                                               Chief Executive Officer of Four M. Mr. Mehiel is
                                                                               also the Chairman of MannKraft Corporation, a
                                                                               manufacturer of corrugated containers, and Chief
                                                                               Executive Officer and Chairman of Creative
                                                                               Expressions, Group, Inc.





(1) Mr. Mehiel resigned from the Board to pursue outside interests on February 28, 2002. He has been renominated, and has accepted the nomination, to resume his position as Director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Not Applicable

ITEM 11.   EXECUTIVE COMPENSATION

         The following table sets forth for the three fiscal years ended August 31, 2000, 2001 and 2002 the compensation paid by the Company to its Chairman of the Board and Chief Executive Officer and each of the four other executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended August 31, 2002.



                                                     SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------------
                                                                                              OTHER ANNUAL           OTHER
                                                         ANNUAL COMPENSATION                  COMPENSATION       COMPENSATION
NAME & PRINCIPAL POSITION           YEAR              SALARY ($)        BONUS ($)                ($) (1)            ($) (2)
-------------------------           ----              ---------------------------                -------            -------

JOHN A. CATSIMATIDIS                2002              $360,000          $355,000               $     -             $  7,864
CHAIRMAN OF THE BOARD &             2001              360,000           355,000                      -                8,985
CHIEF EXECUTIVE OFFICER             2000              360,000           225,000                      -                9,056

MYRON L. TURFITT                    2002              $235,000          $300,000               $ 5,460             $  6,231
PRESIDENT &                         2001               235,000           300,000                 5,354                6,096
CHIEF OPERATING OFFICER             2000               235,000           190,000                 5,107                6,257

ASHTON L. DITKA                     2002              $158,817          $ 25,000               $ 2,117             $  7,530
SENIOR VICE PRESIDENT               2001               148,400            16,500                 2,013                7,682
MARKETING                           2000               142,100             7,000                 2,464                7,427

THOMAS E. SKARADA                   2002              $133,604          $ 25,000               $ 6,813             $  6,235
VICE PRESIDENT                      2001               121,000            18,000                 6,376                6,399
REFINING                            2000               112,750             5,500                 6,647                5,893

JOHN R. WAGNER                      2002              $112,458          $ 30,000               $ 8,204             $  3,777
VICE PRESIDENT, GENERAL COUNSEL     2001               101,000            30,000                 7,617                3,510
   AND SECRETARY                    2000                96,500             4,750                 7,638                3,417




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


PENSION PLAN TABLE

                                                                         YEARS OF SERVICE
                                                                         ----------------
AVERAGE EARNINGS                         15                 20                  25                 30                  35
----------------

$100,000                               $17,036              $22,714           $28,393             $34,071           $39,750
$125,000                                21,723               28,964            36,205              43,446            50,687
$150,000                                26,411               35,214            44,018              52,821            61,625
$200,000 or more                        30,161               40,214            50,268              60,321            70,375


         The benefit formula is based on the average earnings of the participant for the three years in which such participant's earnings were the highest. Earnings include salary and bonus up to a maximum of $200,000 per year. Benefits are calculated by multiplying the sum of (a) 1.1% of average earnings up to the Social Security compensation base, plus (b) 1.25% of average earnings in excess of the Social Security compensation base, by (c) the number of years of service. Payments of retirement benefits are not reduced by any Social Security benefits received by the participant. Effective May 2001, for purposes of calculating retirement benefits, the Company has fixed the Social Security compensation base at $76,200.

         Assuming that the following officers continue to be employed by the Company until they reach age 65, their credited years of service will be as follows:

                                                     CURRENT YEARS                        YEARS OF SERVICE
          NAME OF INDIVIDUAL                          OF SERVICE                              AT AGE 65
          ------------------                          ----------                              ---------

John A. Catsimatidis                                      16                                     27
Myron L. Turfitt                                          24                                     39
Ashton L. Ditka                                           26                                     30
Thomas E. Skarada                                          9                                     14
John R. Wagner                                             5                                     27



                            COMPENSATION OF DIRECTORS

         Non-officer directors receive a stipend of $15,000 per year and $1,000 for each meeting attended.

EMPLOYMENT AND CONSULTING AGREEMENTS

         Mr. Thomas C. Covert has entered into a Deferred Compensation Agreement with the Company pursuant to which since the date of his retirement on September 1, 1996, the Company has been paying Mr. Covert a retirement benefit at the rate of approximately $12,300 per year. The benefit is payable to Mr. Covert until his death, whereupon Mr. Covert's surviving spouse, if any, is entitled to a benefit of approximately $6,150 per year until her death.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding ownership of Common Stock on November 27, 2002 by: (i) each stockholder known to the Company to own beneficially, directly or indirectly, more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; and
(iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investing power with respect to the shares indicated.

       Name and Address of
        Beneficial Owner                    Number of Shares                       Percent of Class
        ----------------                    ----------------                       ----------------

John Catsimatidis
823 Eleventh Avenue
New York, NY  10019                                100                                   100%

All officers and directors
as a group (15 persons)                            100                                   100%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair (See Footnote 18 to Consolidated Financial Statements, Item 8). The fixed assets of Country Fair were acquired by related entities controlled by John Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental of approximately $5,200,000, which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal year ended August 31, 2002, $3,481,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

         Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 18 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the year ended August 31, 2002, the Company billed the affiliate $525,000 for management fees and overhead expenses incurred in the management and operation of the 18 retail units which amount was deducted from expenses. As of August 31, 2002, the Company owed the affiliate $69,000 under the terms of the agreement.

         Effective June 1, 2001, the Company sold certain intangible assets to an unrelated entity and realized a $3,000,000 gain on the transaction which was recorded in other income. Concurrent with the sale, the Company entered into a 50% joint venture with the entity for the marketing of asphalt products. The joint venture is accounted for using the equity method of accounting. As part of its investment in the joint venture, the Company transferred $1,013,000 of inventory to it. For the years ended August 31, 2002 and 2001, net sales to the joint venture amounted to $4,756,000 and $1,810,000 respectively. As of August 31, 2002 and 2001, the Company had a receivable from (payable to) the joint venture of $1,085,000 and ($1,495,000), respectively, under the terms of the agreement.

         On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. The excess of the sales price over the net historic cost of the assets and liabilities of $9,498,000 (net of income taxes) was credited to additional paid-in capital during the fiscal year ended August 31, 2001. The Company used $12,150,000 of the proceeds to purchase $17,165,000 of 10.75% Senior Unsecured Notes due June 9, 2007 (See Footnote 8 to Consolidated Financial Statements, Item 8). The balance of the proceeds were used for capital expenditures.

         Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2002 and 2001, the Company billed the affiliate $1,436,000 and $1,301,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 50 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2002 and 2001, net sales to the affiliate amounted to $35,486,000 and $41,768,000, respectively. As of August 31, 2002 and 2001, the Company owed the affiliate $711,000 and $410,000, respectively, under the terms of the agreement.

         The Company paid a service fee relating to certain costs incurred by its Parent for the Company's New York office. During the years ended August 31, 2002, 2001 and 2000, such fees amounted to approximately $1,000,000, $991,000 and $1,000,000, respectively.

         The Company joins with the Parent and the Parent's other subsidiaries in filing a Federal Income Tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to tax years ended August 31, 1997
- August 31, 2001, totaled $609,000 and have been recorded as a distribution.

         An affiliate of the Company leased eight retail gas stations and convenience stores to the Company under various operating leases which expired in 2001. Rent expense relating to these leases amounted to $20,000 and $248,000 for the years ended August 31, 2001 and 2000, respectively.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      (1)  Financial Statements
              --------------------

A list of all financial statements filed as part of this report is contained in the index to Item 8, which index is incorporated herein by reference.

       (2)        Financial Statement Schedules
                  -----------------------------

             Report of Independent Certified Public Accountants
             Schedule II - Valuation and Qualifying Accounts

       (3)        Exhibits
                  ---------

Number       Description
------

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

   10.9 Consulting Agreement dated September 1, 1996 with Thomas C. Covert. Incorporated by reference to Exhibit 10.14 of Registrant's Annual Report on Form 10K for fiscal year ended August 31, 1998.

   10.10     Deferred Compensation Agreement dated September 1, 1996 with Thomas
             C. Covert. Incorporated by reference to Exhibit 10.14 of Registrant's Annual Report on Form 10K for fiscal year ended August 31, 1998.

   10.11 Amended and Restated Credit Agreement dated July 12, 2002 by and among URC, URCP, KPC, Country Fair and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.21 of Registrant's Quarterly Report on Form 10Q for fiscal quarter ended May 31, 2002.

   10.12* Amendment to Credit Agreement dated as of July 12, 2002 by and among URC, URCP, KPC, Country Fair and the Banks party thereto and PNC Bank, National Association, as Agent.

   21.1      Subsidiaries of the Registrants. A) Incorporated by reference to
             Exhibit 21.1 to the Registration Statement. B) Country Fair, Inc. Incorporated in the Commonwealth of Pennsylvania in 1965, doing business as "Country Fair".

   99.1*     Principal Executive Officer Certification pursuant to 18 U.S.C.
             Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

   99.2*     Principal Financial Officer Certification pursuant to 18 U.S.C.
             Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

            * Filed herewith

(b)      Reports on Form 8-K

                NONE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholder of United Refining Company


The audits referred to in our report dated October 25, 2002 relating to the consolidated financial statements of United Refining Company and Subsidiaries included the audits of the financial statement Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended August 31, 2002. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, such financial statement Schedule - Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.


/s/   BDO SEIDMAN, LLP


New York, New York
October 25, 2002

                    UNITED REFINING COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                            Balance at       Charged to
                                           Beginning of      Costs and                       Balance at End
              Description                     Period          Expenses       Deductions        Of Period
------------------------------------------ ---------------- --------------- -------------- ------------------


Year ended August 31, 2000:
     Reserves and allowances deducted
     from asset accounts:
     Allowance for uncollectible
     Accounts                                  $  365          $  697          $ (602)          $  460
                                               ======          ======          ======           ======


Year ended August 31, 2001:
     Reserves and allowances deducted
     from asset accounts:
     Allowance for uncollectible
     Accounts                                  $  460          $1,455          $ (545)          $1,370
                                               ======          ======          ======           ======


Year ended August 31, 2002:
     Reserves and allowances deducted
     from asset accounts:
     Allowance for uncollectible
     Accounts                                  $1,370          $  420          $ (395)          $1,395
                                               ======          ======          ======           ======

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED REFINING COMPANY

Dated:  November 27, 2002          By:    /s/   Myron L. Turfitt
                                         --------------------------------------
                                         Myron L. Turfitt
                                         President and Chief Operating Officer

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 27, 2002
-------------------------------
John A. Catsimatidis
                                        President, Chief Operating Officer
/s/ Myron L. Turfitt                    and Director                                       November 27, 2002
-------------------------------
Myron L. Turfitt

/s/ Thomas C. Covert                    Vice Chairman and Director                         November 27, 2002
-------------------------------
Thomas C. Covert
                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                           November 27, 2002
James E. Murphy

/s/ Martin R. Bring                     Director                                           November 27, 2002
-------------------------------
Martin R. Bring

/s/ Evan Evans                          Director                                           November 27, 2002
-------------------------------
Evan Evans

/s/ Kishore Lall                        Director                                           November 27, 2002
-------------------------------
Kishore Lall

/s/ Douglas Lemmonds                    Director                                           November 27, 2002
-------------------------------
Douglas Lemmonds

/s/ Andrew Maloney                      Director                                           November 27, 2002
-------------------------------
Andrew Maloney

/s/ Dennis Mehiel                       Director                                           November 27, 2002
-------------------------------
Dennis Mehiel

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNITED REFINING COMPANY OF
                                 PENNSYLVANIA


Dated:  November 27, 2002        By: /s/   Myron L. Turfitt
                                     ------------------------------------------
                                     Myron L. Turfitt
                                     President and Chief Operating Officer

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 27, 2002
-------------------------------
John A. Catsimatidis

/s/ Myron L. Turfitt                    President, Chief Operating Officer                 November 27, 2002
-------------------------------
Myron L. Turfitt
                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------
James E. Murphy                         Officer)                                           November 27, 2002

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              KIANTONE PIPELINE CORPORATION


Dated:  November 27, 2002     By:    /s/   Myron L. Turfitt
                                     -------------------------------------------
                                            Myron L. Turfitt
                                            President and Chief Operating
                                            Officer

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 27, 2002
-------------------------------
John A. Catsimatidis
                                        President, Chief Operating Officer
/s/ Myron L. Turfitt                    and Director                                       November 27, 2002
-------------------------------
Myron L. Turfitt
                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------
James E. Murphy                         Officer)                                           November 27, 2002

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 KIANTONE PIPELINE COMPANY


Dated:  November 27, 2002        By:    /s/   Myron L. Turfitt
                                        ----------------------------------------
                                               Myron L. Turfitt
                                               Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 27, 2002
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 27, 2002
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                           November 27, 2002
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNITED JET CENTER, INC.


Dated:  November 27, 2002            By:    /s/   Myron L. Turfitt
                                            -----------------------------------
                                                   Myron L. Turfitt
                                                   Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                              DATE


                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 27, 2002
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 27, 2002
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                           November 27, 2002
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VULCAN ASPHALT REFINING
                                 CORPORATION


Dated:  November 27, 2002         By:    /s/   Myron L. Turfitt
                                         --------------------------------------
                                                Myron L. Turfitt
                                                Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                              DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 27, 2002
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 27, 2002
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                           November 27, 2002
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KWIK-FIL, INC.


Dated:  November 27, 2002              By:    /s/   Myron L. Turfitt
                                              ---------------------------------
                                                     Myron L. Turfitt
                                                     Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 27, 2002
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 27, 2002
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                           November 27, 2002
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 KWIK-FILL, INC.


Dated:  November 27, 2002        By:    /s/   Myron L. Turfitt
                                        ---------------------------------------
                                               Myron L. Turfitt
                                               Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 27, 2002
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 27, 2002
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                           November 27, 2002
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INDEPENDENT GASOLINE & OIL
                                       COMPANY OF ROCHESTER, INC.


Dated:  November 27, 2002              By:    /s/   Myron L. Turfitt
                                              ---------------------------------
                                                     Myron L. Turfitt
                                                     Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 27, 2002
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 27, 2002
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                           November 27, 2002
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BELL OIL CORP.


Dated:  November 27, 2002               By:    /s/   Myron L. Turfitt
                                               ---------------------------------
                                                      Myron L. Turfitt
                                                      Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 27, 2002
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 27, 2002
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                           November 27, 2002
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PPC, INC.


Dated:  November 27, 2002           By:    /s/   Myron L. Turfitt
                                           ------------------------------------
                                                  Myron L. Turfitt
                                                  Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 27, 2002
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 27, 2002
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------         Officer)                                           November 27, 2002
James E. Murphy

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SUPER TEST PETROLEUM, INC.


Dated:  November 27, 2002             By:    /s/   Myron L. Turfitt
                                             -----------------------------------
                                                    Myron L. Turfitt
                                                    Executive Vice President

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                              DATE

                                        Chairman of the Board, Chief
/s/ John A. Catsimatidis                Executive Officer and Director                     November 27, 2002
-------------------------------
John A. Catsimatidis


/s/ Myron L. Turfitt                    Executive Vice President                           November 27, 2002
-------------------------------
Myron L. Turfitt

                                        Vice President and Chief Financial
/s/ James E. Murphy                     Officer (Principal Accounting
-------------------------------
James E. Murphy                         Officer)                                           November 27, 2002

                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,

      As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John A. Catsimatidis certify that:

1. I have reviewed this annual report on Form 10-K of United Refining Company (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 27, 2002            Signature:  /s/  John A. Catsimatidis
       -----------------                        -------------------------
                                                Principal Executive Officer

                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,

      As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James E. Murphy certify that:

1. I have reviewed this annual report on Form 10-K of United Refining Company (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 27, 2002            Signature:  /s/  James E. Murphy
       ------------------                       --------------------
                                                Principal Financial Officer

         16. SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Corporation during the fiscal year ended August 31, 2002.

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

   10.9 Consulting Agreement dated September 1, 1996 with Thomas C. Covert. Incorporated by reference to Exhibit 10.14 of Registrant's Annual Report on Form 10K for fiscal year ended August 31, 1998.

   10.10     Deferred Compensation Agreement dated September 1, 1996 with Thomas
             C. Covert. Incorporated by reference to Exhibit 10.14 of Registrant's Annual Report on Form 10K for fiscal year ended August 31, 1998.

   10.11 Amended and Restated Credit Agreement dated July 12, 2002 by and among URC, URCP, KPC, Country Fair and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.21 of Registrant's Quarterly Report on Form 10Q for fiscal quarter ended May 31, 2002.

   10.12* Amendment to Credit Agreement dated as of July 12, 2002 by and among URC, URCP, KPC, Country Fair and the Banks party thereto and PNC Bank, National Association, as Agent.

   21.1      Subsidiaries of the Registrants. A) Incorporated by reference to
             Exhibit 21.1 to the Registration Statement. B) Country Fair, Inc. Incorporated in the Commonwealth of Pennsylvania in 1965, doing business as "Country Fair".

   99.1*     Principal Executive Officer Certification pursuant to 18 U.S.C.
             Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

   99.2*     Principal Financial Officer Certification pursuant to 18 U.S.C.
             Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

* Filed herewith