Form 10-K
period 2003-08-31
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2003-12-01
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-35083

UNITED REFINING COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1411751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

See Table of Additional Subsidiary Guarantor Registrants

15 Bradley Street, Warren, PA	16365-3299
(Address of principal executive offices)	(Zip Code)

(814) 723-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b – 2).    Yes  ☐    No  ☒

As of December 1, 2003, 100 shares of the Registrant’s common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant’s are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

Documents Incorporated by Reference: None

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill, Inc.	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10

ITEM 1.    BUSINESS.

Introduction

United Refining Company (together with its consolidated subsidiaries, collectively herein referred to as the “Company”) is a leading integrated refiner and marketer of petroleum products in its primary market area, which encompasses western New York and northwestern Pennsylvania. The Company owns and operates a medium complexity 65,000 barrel per day (“bpd”) petroleum refinery in Warren, Pennsylvania where it produces a variety of products, including various grades of gasoline, diesel fuel, kerosene, No. 2 heating oil, and asphalt. Operations are organized into two business segments: wholesale and retail. The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The Company also sells its petroleum products to long-standing regional wholesale customers.

The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names at a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the, Red Apple Food Mart® and Country Fair® brand names. As of August 31, 2003, the Company operated 372 units, of which, 184 units are owned, 128 units are leased and the remaining stores are operated under a management agreement. Approximately 22% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting the Company the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. For the year ended August 31, 2003 (sometimes referred to as “fiscal 2003”), approximately 87% and 28% of the Company’s gasoline and diesel fuel production, respectively, was sold through this network. These percentage increases from last fiscal year, are primarily attributable to the increased volume needed to supply Country Fair® locations for an entire year and to reduced yields resulting from the Company’s scheduled maintenance turnaround during late October and early November 2002. For more on the scheduled maintenance turnaround, See Refining Operations—Refinery Turnarounds.

For the fiscal year ended August 31, 2003, the Company had total revenues of approximately $1.3 billion, of which approximately 52% were derived from gasoline sales, approximately 34% were from sales of other petroleum products and approximately 14% were from sales of merchandise and other revenue. The Company’s capacity utilization rates have ranged from approximately 90% to approximately 100% over the last five years. In fiscal 2003, approximately 69% of the Company’s refinery output consisted of higher value products such as gasoline and distillates.

The Company believes that the location of its 65,000 bpd refinery in Warren, Pennsylvania provides it with a transportation cost advantage over its competitors, which is significant within an approximately 100-mile radius of its refinery. For example, in Buffalo, New York over its last five fiscal years, the Company has experienced approximately 1.84 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. The Company owns and operates the Kiantone Pipeline, a 78-mile long crude oil pipeline which connects the refinery to Canadian, U.S. and world crude oil sources through the Enbridge Pipelines Inc. and affiliates (collectively, “Enbridge”) pipeline system. Utilizing the storage facilities of the pipeline, the Company is able to blend various grades of crude oil from different suppliers, allowing it to efficiently schedule production while managing feedstock mix and product yields in order to optimize profitability.

It is the Company’s view that the high construction costs and the stringent regulatory requirements inherent in petroleum refinery operations make it uneconomical for new competing refineries to be constructed in the Company’s primary market area. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and the Company believes that no significant production from such refinery is currently shipped into its primary market area.

The Company’s primary market area is western New York and northwestern Pennsylvania and its core market area encompasses its Warren County base and the eight contiguous counties in New York and

Pennsylvania. The Company’s retail gasoline and merchandise sales are split approximately 59% / 41% between rural and urban markets. Margins on gasoline sales are traditionally higher in rural markets, while gasoline sales volume is greater in urban markets. The Company’s urban markets include Buffalo, Rochester and Syracuse, New York and Erie, Pennsylvania.

As of August 31, 2003, the Company operated 372 retail units, of which 177 are located in New York, 182 in Pennsylvania and 13 in Ohio. In fiscal 2003, approximately 87% of the refinery’s gasoline production was sold through the Company’s retail network. In addition to gasoline, all units sell convenience merchandise, 94 are quick serve restaurants (QSR’s) including franchise operations and seven of the units are full-service truck stops. Customers may pay for purchases with credit cards including the Company’s own Kwik Fill® credit card. In addition to this credit card, the Company maintains a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins.

Recent Developments

On October 8, 2003, the Pennsylvania Department of Environmental Protection (“DEP”) issued air and water permits to the Company at its Warren, Pennsylvania Refinery authorizing the construction and operation of a delayed coker unit among other refinery upgrades. The coker and other improvements, if financed and constructed, will allow the refinery to increase crude oil throughput to 70,000 bpd and will allow it to meet new low sulfur fuel requirements. On November 7, 2003, an appeal of the October 8, 2003 air permit was filed with the Pennsylvania Environmental Hearing Board. The Company intends to defend the permit in all respects, and presently believes that the appeal will have no material impact on United’s ability to proceed with the project as planned. The Company continues to develop its engineering and developmental plans related to this project.

On March 24, 2003, the Company and the participating banks amended the credit facility (“the facility”), allowing for a temporary increase in the facility commitment from $50,000,000 to $70,000,000. From the effective date of the amendment to and including July 31, 2003, the facility commitment was $70,000,000. From August 1, 2003 through and including September 30, 2003, the facility commitment was $60,000,000. The temporary increase expired as of September 30, 2003. Additionally, the amendment revised select covenant calculations, including the fixed charge coverage ratio and redefined select definitions. The Company is currently negotiating with the Agent Bank to increase the facility commitment to $75,000,000 on a permanent basis; however, there are no assurances that such increase will be granted.

The Company applied for and was granted additional time to reduce the sulfur content of gasoline. This relief was granted in the form of a three-phase compliance approach giving the Company until January 2008 to fully comply with the Industry Standard. The Company successfully produced low sulfur gasoline in mid-October 2003 and is prepared to meet the first of the three-phase compliance requirement to be effective January 2004. See Environmental Considerations—Gasoline and Diesel Fuel Sulfur Content in Item 1, page 9.

Industry Overview

The Company is a regional refiner and marketer located primarily in Petroleum Administration for Defense District I (“PADD I”). As of January 1, 2003, there were 16 refineries operating in PADD I with a combined crude processing capacity of 1.7 million bpd, representing approximately 10% of U.S. refining capacity. Petroleum product consumption during calendar year 2002 in PADD I averaged 5.9 million bpd, representing approximately 30% of U.S. demand based on industry statistics reported by the U.S. Energy Information Administration (the “EIA”). According to the EIA, prime supplier sales volume of gasoline in the region grew by approximately 4.9% during 2002. Refined petroleum production in PADD I is insufficient to satisfy demand for such products in the region, making PADD I a net importer of such products.

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

Business Strategy

The Company’s goal is to strengthen its position as a leading producer and marketer of high quality refined petroleum products within its primary market area. The Company plans to accomplish this goal through continued attention to optimizing the Company’s operations at the lowest possible cost, improving, and enhancing the profitability of the Company. More specifically, the Company intends to:

•	Maximize the transportation cost advantage afforded the Company by its geographic location by increasing retail and wholesale market shares within its primary market area.

•	Expand sales of higher margin specialty products.

•	Optimize profitability by managing feedstock costs, product yields, and inventories through its refinery feedstock linear programming model and its system wide distribution model.

•	Continue to investigate strategic acquisitions and capital improvements to its existing facilities.

Refining Operations

The Company’s refinery is located on a 92-acre site in Warren, Pennsylvania. The refinery has a nominal capacity of 65,000 bpd of crude oil processing. The refinery averaged saleable production of approximately 60,300 bpd during fiscal 2003 and approximately 63,000 bpd during fiscal 2002. This decrease is primarily attributable to the Company’s scheduled maintenance turnaround during late October and early November 2002. For more on the scheduled maintenance turnaround, See Refining Operations—Refinery Turnarounds. The Company produces three primary petroleum products: gasoline, middle distillates, and asphalt. The Company believes its geographic location in the product short PADD I is a marketing advantage. The Company’s refinery is located in northwestern Pennsylvania and is geographically distant from the majority of PADD I refining capacity. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and the Company believes that no significant production from such refinery is currently shipped into the Company’s primary market area. See Footnote 16 to Consolidated Financial Statements, Item 8, for financial information with respect to the Company’s refining operations, or the wholesale segment of the Company, for the three years ended August 31, 2003, 2002, and 2001.

Products

The Company presently produces two grades of unleaded gasoline, 87-octane regular and 93-octane premium. The Company also blends its 87 and 93 octane gasoline to produce a mid-grade 89 octane. In fiscal 2003, approximately 87% of the Company’s gasoline production was sold through its retail network and the remaining 13% of such production was sold to wholesale customers.

Middle distillates include kerosene, diesel fuel, and heating oil (No. 2 oil). In fiscal 2003, the Company sold approximately 79% of its middle distillate production to wholesale customers and the remaining 21% at its retail units, primarily at its seven truck stops.

The Company optimizes its bottom of the barrel processing by producing asphalt, a higher value alternative to residual fuel oil. Asphalt production as a percentage of all refinery production has increased over the last five fiscal years due to the Company’s ability and decision to process a larger amount of less costly heavy higher sulfur content crude oil in order to realize higher overall refining margins.

Refining Process

The Company’s production of petroleum products from crude oil involves many complex steps, which are briefly summarized below.

The Company seeks to maximize refinery profitability by selecting crude oil and other feedstocks taking into account factors including product demand and pricing in the Company’s market areas as well as price, quality and availability of various grades of crude oil. The Company also considers product inventory levels and any planned turnarounds of refinery units for maintenance. The combination of these factors is optimized by a sophisticated proprietary linear programming computer model, which selects the most profitable feedstock and product mix. The linear programming model is continuously updated and improved to reflect changes in the product market place and in the refinery’s processing capability.

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

Raw kerosene or heating oil is treated with hydrogen at a distillate hydrotreater to remove sulfur and make finished kerosene and No. 2 fuel oil. A distillate hydrotreater built in 1993 also treats raw distillates to produce low sulfur diesel fuel.

The long molecular chains of the heavy atmospheric and vacuum distillates are broken or “cracked” in the fluidized catalytic cracking unit and separated and recovered in the gas concentration unit to produce fuel gas, propylene, butylene, LPG, gasoline, light cycle oil and clarified oil. Fuel gas is burned within the refinery, propylene is fed to a polymerization unit which polymerizes its molecules into a larger chain to produce an 87 octane gasoline component, butylene is fed into an alkylation unit to produce a gasoline component and LPG is treated to remove trace quantities of water and then sold. Clarified oil is burned in the refinery or sold. Various refinery gasoline components are blended together in refinery tankage to produce 87 octane and 93 octane finished gasoline. Likewise, light cycle oil is blended with other distillates to produce low sulfur diesel and No. 2 fuel oil.

The Company’s refining configuration allows the processing of a wide variety of crude oil inputs. During the past five years the Company’s inputs have been of Canadian origin and range from light low sulfur (38 degrees API, 0.5% sulfur) to high sulfur heavy asphaltic (21 degrees API, 3.5% sulfur). The Company’s ability to market asphalt enables it to purchase selected heavier crude oils at a lower cost.

Supply of Crude Oil

Even though the Company’s crude supply is currently nearly all Canadian, it is not dependent on this source alone. Within 60 days, the Company could shift up to 80% of its crude oil requirements to some combination of domestic and offshore crude. With additional time, 100% of its crude requirements could be obtained from non-Canadian sources. Eighty percent of the Company’s contracts with its crude suppliers are on a month-to-month evergreen basis, with 30-to-60 day cancellation provisions; twenty percent of the Company’s crude contracts are on an annual basis (with month to month pricing provisions). As of August 31, 2003, the Company had supply contracts with 31 different suppliers for an aggregate of 61,400 bpd of crude oil. The Company has contracts with three vendors amounting to 53% of daily crude oil supply (none more than 16,000 barrels per day). As of such date, the Company had no other contract covering more than 10% of its crude oil supply.

The Company accesses crude through the Kiantone Pipeline, which connects with the Enbridge pipeline system in West Seneca, New York, which is near Buffalo. The Enbridge pipeline system provides access to most North American and foreign crude oils through three primary routes: (i) Canadian crude oils are transported eastward from Alberta and other points in Canada; (ii) various mid-continent crude oils from Texas, Oklahoma and Kansas are transported northeast along the Cushing-Chicago Pipeline (foreign crude oils shipped on the Seaway system can also access this route), which connects to the Enbridge pipeline system at Griffith, Indiana; and (iii) foreign crude oils unloaded at the Louisiana Offshore Oil Port are transported north via the Cap line and Chicago pipelines which connect to the Enbridge pipeline system at Mokena, Illinois.

The Kiantone Pipeline, a 78-mile Company-owned and operated pipeline, connects the Company’s West Seneca, New York terminal at the pipeline’s northern terminus to the refinery’s tank farm at its southern terminus. The Company completed construction of the Kiantone Pipeline in 1971 and has operated it continuously since then. The Company is the sole shipper on the Kiantone Pipeline, and can currently transport up to 70,000 bpd along the pipeline. The Company’s right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, licenses, permits, leases and similar agreements.

The pipeline operation is monitored by a computer at the refinery. Shipments of crude arriving at the West Seneca terminal are separated and stored in one of the terminal’s three storage tanks, which have an aggregate storage capacity of 485,000 barrels. The refinery tank farm has two additional crude storage tanks with a total capacity of 200,000 barrels. An additional 35,000 barrels of crude can be stored at the refinery.

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

Marketing and Distribution

General

The Company has a long history of service within its market area. The Company’s first retail service station was established in 1927 near the Warren refinery, and it has steadily expanded its distribution network over the years.

The Company maintains an approximate 59% / 41% split between sales at its rural and urban units. The Company believes this to be advantageous, balancing the higher gross margins and lower volumes often achievable due to decreased competition in rural areas with higher volumes and lower gross margins in urban areas. The Company believes that its network of rural convenience store units provide an important alternative to traditional grocery store formats. In fiscal 2003, approximately 87% and 28% of the Company’s gasoline and diesel fuel production, respectively, was sold through this retail network.

The Company also has a 50% interest in a joint venture with an entity for the marketing of asphalt products. This joint venture is accounted for using the equity method of accounting.

Retail Operations

As of August 31, 2003 the Company operated a retail-marketing network (including those stores operated under a management agreement) that includes 372 retail units, of which 177 are located in western New York, 182 in northwestern Pennsylvania and 13 in eastern Ohio. The Company owns 184 of these units. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names at a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names. The Company believes that Red Apple Food Mart®, Kwik Fill®, Country Fair®, Keystone® and Citgo® are well-recognized names in the Company’s marketing areas. Approximately 22% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting the Company the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. The Company believes that the operation of its retail units provides it with a significant advantage over competitors that operate wholly or partly through dealer arrangements because the Company has greater control over pricing and operating expenses, thus establishing a potential for improved margins.

The Company classifies its stores into four categories: convenience stores, limited gasoline stations, truck stop facilities and other stores. Convenience stores have a wide variety of foods, snacks, cigarettes and beverages and self-service gasoline. Ninety-four of such units are QSR’s where food (primarily submarine sandwiches, pizza, chicken and lunch platters) is prepared on the premises for retail sales and also distribution to other nearby Company units which do not have in-store delicatessens. Limited gasoline stations sell gasoline, cigarettes, oil and related car care products and provide full service for gasoline customers. Truckstop facilities sell gasoline and diesel fuel on a self-service and full-service basis. All truckstops include either a full or mini convenience store and one has a truck repair garage.

On December 21, 2001 the Company acquired 100% of the operations and working capital assets of Country Fair. The fiscal year ended August 31, 2003 included the additional sales from Country Fair for the entire period versus the fiscal year ended August 31, 2002 in which Country Fair sales were only included from the acquisition date of December 21, 2001. See Footnotes 5 and 14 to Consolidated Financial Statements, Item 8.

Total merchandise sales for fiscal year 2003 were $182.6 million, with a gross profit of approximately $51.3 million. Fiscal 2002 merchandise sales were $149.8 million, with a gross profit of approximately $42.5 million Gross margins on the sale of convenience merchandise averaged 28.1% for fiscal 2003 and have been between 25% and 28.5% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices. See Footnote 16 to Consolidated Financial Statements, Item 8, for additional information on the retail segment of the Company for the three years ended August 31, 2003, 2002, and 2001.

Merchandise Supply

The Company’s primary merchandise vendor is Tripifoods, which is located in Buffalo, New York. During fiscal 2003, the Company purchased approximately 84% of its convenience merchandise from this vendor. Tripifoods supplies the Company with tobacco products, candy, deli foods, grocery, health and beauty products, and sundry items on a cost plus basis for resale. The Company also purchases coffee, dairy products, beer, soda, snacks, and novelty goods from direct store vendors for resale. The Company annually reviews its suppliers’ costs and services versus those of alternate suppliers. The Company believes that alternative sources of merchandise supply at competitive prices are readily available.

Location Performance Tracking

The Company maintains a store tracking mechanism to collect operating data including sales and inventory levels for the Company’s retail network. Data transmissions are made using personal computers, which are available at each location. Once verified, the data interfaces with a variety of retail accounting systems, which support daily, weekly and monthly performance reports. These different reports are then provided to both the field management and office staff. Upon completion of a capital project, management tracks “before and after” performance, to evaluate the return on investment which has resulted from the improvements.

Wholesale Marketing and Distribution

The Company sold in fiscal year 2003, on a wholesale basis, approximately 42,800 bpd of gasoline, distillate and asphalt products to distributor, commercial and government accounts. In addition, the Company sells approximately 1,000 bpd of propane to liquefied petroleum gas marketers. In fiscal 2003, the Company’s production of gasoline, distillate, and asphalt sold at wholesale was 13%, 79%, and 100%, respectively. The Company sells approximately 98% of its wholesale gasoline and distillate products from its refinery in Warren, PA and its Company-owned and operated product terminals. The remaining 2% are sold through third-party exchange terminals.

The Company’s wholesale gasoline customer base includes 57 branded dealer/distributor units operating under the Company’s proprietary “Keystone®” (including one Company operated location) and “Kwik Fill®” brand names. Long-term dealer/distributor contracts accounted for approximately 20% of the Company’s wholesale gasoline sales in fiscal 2003. Supply contracts generally range from three to five years in length, with branded prices based on the prevailing Company wholesale rack price in Warren.

The Company believes that the location of its refinery provides it with a transportation cost advantage over its competitors, which is significant within an approximately 100-mile radius of the Company’s refinery. For example, in Buffalo, New York over its last five fiscal years, the Company has experienced an approximately 1.84 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. In addition to this transportation cost advantage, the Company’s proximity to local accounts allows it a greater range of shipment options, including the ability to deliver truckload quantities of approximately 210 barrels versus much larger 25,000 barrel pipeline batch deliveries, and faster response time, which the Company believes help it provide enhanced service to its customers.

The Company’s ability to market asphalt is critical to the performance of its refinery, since such marketing ability enables the Company to process lower cost higher sulfur content crude oils which in turn affords the Company higher refining margins. Sales of paving asphalt generally occur during the summer months due primarily to weather conditions. In order to maximize its asphalt sales, the Company has made substantial investments to increase its asphalt storage capacity through the installation of additional tanks, as well as through the purchase or lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is the Company’s ability to sell asphalt year-round to roofing shingle manufacturers. In fiscal 2003, the Company sold 6.7 million barrels of asphalt while producing 6.0 million barrels. This difference is primarily attributed to the Company’s purchasing product for resale.

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

The Company uses a network of six terminals to store and distribute refined products. This network provides gasoline, distillate, and asphalt storage capacities (in thousands of barrels) of approximately 505, 930 and 1,750 barrels, respectively, as of August 31, 2003.

During fiscal 2003, approximately 91% of the Company’s refined products were transported from the refinery via truck transports, with the remaining 9% transported by rail. The majority of the Company’s wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive costs. The Company also operates a fleet of ten gasoline tank trucks that supply approximately 25% of its Kwik Fill® retail stations.

Product distribution costs to both retail and wholesale accounts are minimized through product exchanges. Through these exchanges, the Company has access to product supplies at approximately 38 sources located throughout the Company’s retail marketing area. The Company seeks to minimize retail distribution costs through the use of a system wide distribution model.

Environmental Considerations

General

The Company is subject to extensive federal, state and local laws and regulations relating to pollution and protection of the environment such as those governing releases of certain materials into the environment and the storage, treatment, transportation, disposal and clean-up of wastes, including, but not limited to, the Federal Clean Water Act as amended, the Clean Air Act as amended (“CAA”), the Resource Conservation and Recovery Act of 1976 as amended, the Comprehensive Environmental Response Compensation and Liability Act of 1980 as amended (“CERCLA”), and analogous state and local laws and regulations. As with the industry in general, compliance with existing and anticipated environmental laws and regulations increases the overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities.

The Clean Air Act Amendments of 1990

In 1990, the CAA was amended to greatly expand the role of the government in controlling product quality and air emissions. The legislation included provisions that have significantly impacted the manufacture of both gasoline and diesel fuel including the requirement for significantly lower sulfur content. In regards to emissions, the government has required increasingly stringent emission controls on process equipment. For example, the Company will need to comply with the second phase of regulations establishing Maximum Achievable Control Technologies for petroleum refineries. These regulations, adopted in April 2002, may require additional emission controls on certain refinery units. The Company believes it will be able to satisfy these requirements.

Gasoline and Diesel Fuel Sulfur Content

In February 2000, the United States Environmental Protection Agency (“USEPA”) issued a final rule requiring a phased reduction of the sulfur content in gasoline to ultimately achieve 30 Parts Per Million (“PPM”). Many refiners will have to make this reduction by January 2004, but some smaller refiners and those in certain Western states will be allowed to phase down sulfur more slowly, reaching the 30 PPM level as late as January 2008. Although the Company is of comparable size to some of the small refiners granted more time to comply, the Company was not classified as a small refiner for this purpose, nor are the Company’s operations located in any of the Western states given additional time. However, the rule allows individual refiners to seek additional time to comply on a case-by-case basis at the discretion of the USEPA. The Company applied for and was granted additional time to phase down the sulfur content of gasoline. USEPA granted this relief in the form of a three-phase compliance approach giving the Company until January 2008 to meet the 30 PPM sulfur limit.

The USEPA promulgated another set of regulations under the CAA in January 2001 that limits allowable sulfur content in highway diesel fuel. By June 1, 2006, the sulfur content in highway diesel fuel must be reduced to 15 PPM. Furthermore, USEPA has proposed a comprehensive national program to reduce emissions from non-road diesel engines by forcing the eventual reduction of sulfur in non-road diesel to 15 PPM by 2010.

The Company anticipates that a material investment of funds will be required before 2008 to comply with the low sulfur fuel requirements for both gasoline and diesel. It is believed that compliance with the low sulfur gasoline and diesel fuel mandates will require an estimated expenditure of approximately $30 million in capital improvements.

Competition

Petroleum refining and marketing is highly competitive. The Company’s major retail competitors include British Petroleum, Amerada Hess, Mobil, Sunoco, Sheetz, Delta Sonic, and Uni-Marts. With respect to wholesale gasoline and distillate sales, the Company competes with Sunoco, Inc., Mobil, and other major refiners. The Company primarily competes with Marathon Oil Company and Ashland Oil Company in the asphalt market. Many of the Company’s principal competitors are integrated multinational oil companies that are substantially larger and better known than the Company. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

The principal competitive factors affecting the Company’s refining operations are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution and transportation costs. Certain of the Company’s larger competitors have refineries which are larger and more complex and, as a result, could have lower per barrel costs or higher margins per barrel of throughput. The Company has no crude oil reserves and is not engaged in exploration. The Company believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

The principal competitive factors affecting the Company’s retail marketing network are location of stores, product price and quality, appearance and cleanliness of stores and brand identification. Competition from large, integrated oil companies, as well as from convenience stores which sell motor fuel, is expected to continue. The principal competitive factors affecting the Company’s wholesale marketing business is product price and quality, reliability and availability of supply and location of distribution points.

Employees

As of August 31, 2003 the Company had approximately 4,233 employees; 1,973 full-time and 2,260 part-time employees. Approximately 3,525 persons were employed at the Company’s retail units, 382 persons at the Company’s refinery, Kiantone Pipeline and at terminals operated by the Company, with the remainder at the Company’s office in Warren, Pennsylvania. The Company has entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A, the International Union of Plant Guard Workers of America Local No. 502 and General Teamsters Local Union No. 397 covering 211, 9, 22 and 19 employees, respectively. The agreements expire on February 1, 2006, January 31, 2006, June 25, 2005 and July 31, 2005, respectively. The Company believes that its relationship with its employees is good.

Intellectual Property

The Company owns various federal and state service and trademarks used by the Company, including Kwik Fill®, United®, Country Fair®, SuperKwik®, Keystone®, SubFare® and PizzaFare®. The Company, and its subsidiary Country Fair, Inc. (“Country Fair”), licensed from Citgo Petroleum Corporation (“Citgo”) the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification for petroleum products purchased under a distributor franchise agreement.

The Company has obtained the right to use the Red Apple Food Mart® service mark to identify its retail units under a royalty-free, nonexclusive, nontransferable license from Red Apple Supermarkets, Inc., a corporation which is indirectly wholly owned by John A. Catsimatidis, the indirect sole stockholder, Chairman of the Board and Chief Executive Officer of the Company. The license is for an indefinite term. The licensor has the right to terminate this license in the event that the Company fails to maintain quality acceptable to the licensor. The Company licenses the right to use the Keystone® trademark to approximately 57 independent distributors on a non-exclusive royalty-free basis.

The Company does not own any patents. Management believes that the Company does not infringe upon the patent rights of others, nor does the Company’s lack of patents have a material adverse effect on the business of the Company.

Governmental Approvals

The Company has obtained all necessary governmental approvals, licenses and permits to operate the refinery and convenience stores.

Financing

On June 9, 1997, the Company completed the sale (the “Private Offering”) of $200 million principal amount 10 3/4% Series A Senior Notes due 2007 to Dillon, Read & Co. Inc. and Bear, Stearns & Co. Inc. in a transaction exempt from registration under the Securities Act of 1933, as amended. Subsequent to this issue, the Company exchanged the Series A Senior Notes for its 10- 3/4% Series B Senior Notes due 2007 which were previously registered under the Securities Act of 1933, as amended. An aggregate of $200 million in principal amount of Series A Senior Notes were exchanged for Series B Senior Notes effective January 16, 1998. The form and terms of the Series B Senior Notes are identical in all material respects to the form and terms of the Series A Senior Notes except that the Series B Senior Notes are registered under the Securities Act and, therefore, do not bear legends restricting the transfer thereof. The Series B Senior Notes do not represent additional indebtedness of the Company and are entitled to the benefits of the Indenture, which is the same Indenture as the one under which the Series A Senior Notes were issued. During the fiscal year ending August 31, 2001, the Company purchased $19,865,000 of these notes for $14,185,000 in cash. A gain of $5,210,000 was recorded as a result of the early retirement of debt, consisting of $5,680,000 less $470,000 of associated debt issuance costs. See Footnote 1 to Consolidated Financial Statements, Item 8.

In July 2002, the Company renewed a $50,000,000 secured revolving credit facility (the “facility”) with a syndicate of banks with PNC Bank, N.A. as Agent Bank. On March 24, 2003, the Company and the participating banks amended the facility, allowing for a temporary increase in the facility commitment from $50,000,000 to $70,000,000. From the effective date of the amendment to and including July 31, 2003, the facility commitment was $70,000,000. From August 1, 2003 through and including September 30, 2003, the facility commitment was $60,000,000. The temporary increase expired as of September 30, 2003. Additionally, the amendment revised select covenant calculations, including the fixed charge coverage ratio and redefined select definitions. The Company is currently negotiating with the Agent Bank to increase the facility commitment to $75,000,000 on a permanent basis; however, there are no assurances that such increase will be granted.

The facility expires on May 9, 2007 and is secured by certain cash accounts, accounts receivable, and inventory. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility. For Base Rate borrowings, interest is calculated at the greater of the agent bank’s prime rate or federal fund rate plus 1%, plus an applicable margin of .25% to .75%, which was 4.75% and 5.50% at August 31, 2003 and 2002, respectively. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with the Company’s facility leverage ratio calculation. As of August 31, 2003, $30,000,000 of Euro-Rate borrowings and $1,500,000 of Base Rate borrowings were outstanding under the agreement. As of August 31, 2002, no Euro-Rate borrowings and $24,314,000 of Base Rate borrowings were outstanding under the agreement. $615,000 and $850,000 of letters of credit were outstanding under the agreement at August 31, 2003 and 2002, respectively. The weighted average interest rate for Base Rate borrowings for the years ended August 31, 2003 and 2002 was 4.8% and 5.5%, respectively. The weighted average interest rate for Euro-Rate borrowings was 4.1% for the fiscal year ending August 31, 2003. The Company pays a commitment fee of 3/8% per annum on the unused balance of the facility. See Footnote 8 to Consolidated Financial Statements, Item 8.

ITEM 2.    PROPERTIES.

The Company owns a 92-acre site in Warren, Pennsylvania upon which it operates its refinery. The site also contains an office building housing the Company’s principal executive office.

The Company owns various real property in the states of Pennsylvania, New York, Ohio and Alabama as of August 31, 2003, upon which it operates 184 retail units and two crude oil and six refined product storage terminals. The Company also owns the 78-mile long Kiantone Pipeline, a pipeline which connects the Company’s crude oil storage terminal to the refinery’s tank farm. The Company’s right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. The Company also has easements, right-of-way agreements, leases, permits and similar agreements that would enable the Company to build a second pipeline on property contiguous to the Kiantone Pipeline.

The Company also leases an aggregate of 128 sites in Pennsylvania, New York and Ohio upon which it operates retail units. As of August 31, 2003, 67 of these leases had an average remaining term of 55 months, exclusive of option terms, and 61 leased Country Fair locations had terms from 10 to 20 years remaining.

ITEM 3.    LEGAL PROCEEDINGS.

The United States Environmental Protection Agency (“USEPA”) has issued certain Notices of Violation, an Administrative Order, and has asserted certain additional claims arising under federal and state statutory and regulatory law through and including June 2001 (collectively the “Claims”). The Claims arise from allegations that (1) the Company failed in the past to properly and consistently monitor, report and control emissions of Volatile Organic Compounds (“VOCs”) from its refining facility in Warren, Pennsylvania; (2) fuel gas used in the refining process has in the past contained levels of hydrogen sulfide in excess of permitted parameters; (3) the Company in the past has failed to properly calculate and report emissions of benzene from its refining facility; and (4) the Company violated certain statutory and regulatory law in the past in connection with (a) certain construction activities within the Company’s Warren, Pennsylvania physical plant; and (b) operation by the Company of certain equipment within the physical plant. The Claims allege violations of the Federal Clean Air Act, as amended, and associated federal and state regulatory requirements. The Company has been in negotiation with USEPA and believes that the Claims will be resolved on terms that will not have a material adverse effect upon the operations or consolidated financial position of the Company.

In addition to the foregoing proceedings, the Company and its subsidiaries are from time to time parties to various legal proceedings that arise in the ordinary course of their respective business operations. These proceedings include various administrative actions relating to federal, state and local environmental laws and regulations. The Company believes that if these legal proceedings in which it is currently involved are determined against the Company, they would not result in a material adverse effect on the Company’s operations or its consolidated financial condition. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated operations or financial position of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

NONE

ITEM 6.    SELECTED FINANCIAL DATA.

	Year Ended August 31,
	1999	2000	2001	2002	2003
	(dollars in thousands)
Income Statement Data:
Net sales(2)	$762,843	$1,123,439	$1,108,565	$1,052,016	$1,290,351
Gross margin(1)(2)	166,824	200,379	216,701	163,192	231,435
Refinery operating expenses(3)	60,990	70,812	90,271	77,821	99,666
Selling, general and administrative expenses(4)	77,487	80,390	73,234	94,297	106,427
Operating income(loss)(2)	19,305	39,009	42,483	(20,700)	13,123
Interest expense	22,377	22,962	21,051	20,064	21,376
Interest income	1,027	288	1,606	330	36
Other income (expense)(2)	(560)	(2,822)	1,836	(1,345)	(1,291)
Costs associated with terminated acquisition	—	—	(1,300)	—	—
Equity in net earnings of affiliate	—	—	516	1,242	867
Gain on early extinguishment of debt(5)	—	—	5,210	—	—
Income (loss) before income tax expense (benefit)	(2,605)	13,513	29,300	(40,537)	(8,641)
Income tax expense (benefit)	(1,006)	6,828	12,021	(15,596)	(3,370)
Income (loss) before cumulative effect of accounting change	(1,599)	6,685	17,279	(24,941)	(5,271)
Cumulative effect of accounting change, net of tax	4,783	—	—	—	—
Net income (loss)	3,184	6,685	17,279	(24,941)	(5,271)
Balance Sheet Data (at end of period):
Total assets	349,240	340,368	355,557	371,440	361,428
Total debt	206,173	201,111	181,100	206,413	214,410
Total stockholder’s equity	48,421	55,106	75,966	48,196	41,975

(1)	Gross margin is defined as gross profit plus refining operating expenses. Refinery operating expenses are expenses incurred in refining and included in cost of goods sold in the Company’s consolidated financial statements. Refining operating expense equals refining operating expenses per barrel, multiplied by the volume of total saleable products per day, multiplied by the number of days in the period.
(2)	Certain amounts in fiscal years 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation .
(3)	Refinery operating expenses include refinery fuel produced and consumed in refinery operations and priced at purchased natural gas price. Refinery fuel consumption per barrel of refinery throughput has been reduced by 11% following the scheduled Fall 2002 maintenance turnaround, but fuel expense has increased with increased natural gas price. Refinery fuel expense for produced and purchased fuel is $21,260, $31,096, $48,500, $32,201, and $51,498 for fiscal years 1999, 2000, 2001, 2002 and 2003 respectively.
(4)	Fiscal 2002 includes eight months of Selling, general and administrative expenses for Country Fair® operations and fiscal 2003 includes twelve months of Country Fair® operations.
(5)	In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, the Company has reclassified its gain on early extinguishment of debt in fiscal 2001. See Footnote 1 to Consolidated Financial Statements, Item 8.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Annual Report on Form 10K includes statements that constitute “Forward Looking Statements” within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 and that are intended to come within the Safe Harbor Protection provided by those sections. By their nature, all Forward Looking Statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the Forward Looking Statements for a number of reasons.

Although the company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such Forward-Looking Statements. In addition to the factors discussed elsewhere in this report, the company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation, general economic, business and market conditions; risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the company’s markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and market prices for crude oil, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, the availability and cost of financing to the company, environmental, tax and tobacco legislation or regulation; volatility of gasoline prices, margins and supplies; merchandising margins; labor costs; level of capital expenditures; customer traffic; weather conditions; acts of terrorism and war .

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

Revenue Recognition

Revenues from wholesale sales are recognized upon shipment or when title passes. Retail revenues are recognized immediately upon sale to the customer. Revenue derived from other sources including freight charges are recognized when the related product revenue is recognized.

Collectibility of Accounts Receivable

For accounts receivable we estimate the net collectibility considering both historical and anticipated trends relating to our customers and the possibility of non-collection due to their financial position. While such non- collections have been historically within our expectations and the allowances the Company has established, the Company cannot guarantee that it will continue to experience non-collections rates that it has experienced in the past. A significant change in the financial position of our customers could have a material impact on the quality of our accounts receivable and our future operating results.

Goodwill and Other Non-Amortizable Assets

In accordance with SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. We assess the impairment of goodwill and other indefinite-lived intangible assets annually.

The Company performed separate impairment tests on June 1, 2003 for its tradename and other intangible assets using discounted and undiscounted cash flow methods, respectively. The fair value of the tradename and other intangible assets exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing the tradename and intangible assets for impairment.

There were no changes in the carrying amount of goodwill, tradename, or other intangible assets for the fiscal year ending August 31, 2003.

Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. When any such impairment exists, the related assets will be written down to fair value.

Value of Pension Assets

The Company maintains three noncontributory defined benefit retirement plans for substantially all its employees. The assets of the plans are invested through financial institutions that follow an investment policy drafted by the Company. The investment guidelines provide a percentage range for each class of assets to be managed by the financial institution. The historic performance of these asset classes supports the Company’s expected return on the assets. The asset classes are rebalanced periodically should they fall outside the range allocations.

The percentage of total asset allocation range is as follows:

Asset Class	Minimum	Maximum
Equity	55%	75%
Fixed Income	25%	45%
Cash or Cash Equivalents	0%	20%

The discount rate utilized in valuing the benefit obligations of the plans was derived from the rate of return on high quality bonds as of August 31, 2003. Similarly, the rate of compensation utilizes historic increases granted by the Company and the industry as well as future compensation policies. See Footnote 10 to Consolidated Financial Statements, Item 8.

Environmental Remediation and Litigation Reserve Estimations

Management also makes judgments and estimates in recording liabilities for environmental cleanup and litigation. Liabilities for environmental remediation are subject to change because of matters such as changes in laws, regulations and their interpretation; the affect of additional information on the extent and nature of site contamination; and improvements in technology. Likewise, actual litigation costs can vary from estimates based on the facts and circumstance and application of laws in individual cases.

The above assessment of critical accounting policies is not meant to be an all-inclusive discussion of the uncertainties to financial results that occur from the application of the full range of the Company’s accounting policies. Materially different financial results could occur in the application of other accounting policies as well. Likewise, materially different results can occur upon the adoption of new accounting standards promulgated by the various rule-making bodies.

General

The Company is engaged in the refining and marketing of petroleum products. In fiscal 2003, approximately 87% and 28% of the Company’s gasoline and diesel fuel production, respectively, was sold through the Company’s network of service stations and truck stops. The balances of the Company’s refined products were sold to wholesale customers. In addition to transportation and heating fuels, primarily gasoline and distillate, the Company is a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company’s profitability is influenced by fluctuations in the market prices of crude oils and refined products. Although the Company’s product sales mix helps to reduce the impact of large short-term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. Specifically, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt, retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise averaged 28.1% for fiscal 2003 and have been between 25% and 28.5% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices.

The Company includes in costs of goods sold operating expenses incurred in the refining process. Therefore, operating expenses reflect only selling, general and administrative expenses, including all expenses of the retail network, and depreciation and amortization.

Recent Developments

The Company’s results in fiscal 2003 were impacted by the volatility of worldwide crude oil prices, as indicated by crude oil contracts traded on the New York Mercantile Exchange (NYMEX). Monthly average NYMEX crude prices increased $9.52/BBL from a low of $26.19/BBL in December 2002 to peak in March 2003 at $35.73/BBL and then decreased $7.66/BBL to a near-term low of $28.07/BBL in June 2003. Thus, crude prices have fluctuated as much as +/- 20% to 35% over a 3-month period. Crude oil prices peaked in mid March for April crude delivery just before the start of the Iraqi war before dropping after the start of the Iraqi war. For all of fiscal 2003, NYMEX crude oil prices averaged $29.24/BBL, or 23% higher than fiscal 2002, but trended only 2% lower than the $29.76/BBL for fiscal 2001.

The first several months of fiscal 2004 have seen crude prices drop by 10.4% then increase by approximately 15% to over $33/BBL for December 2003 delivery as of November 18, 2003 due largely to OPEC’s unexpected decision to cut calendar fourth-quarter crude supply. Monthly NYMEX crude prices for December 2003 through February 2004 delivery, average slightly less than $33/BBL and some industry experts expect OPEC to target oil prices closer to $28/BBL to $30/BBL rather than $20/BBL for the next three years. The surprise cut in OPEC crude oil supplies could raise fuel costs this winter and hamper economic growth. However, the situation in Iraq and its effect on oil prices remain unpredictable as some industry experts expect to see the crude price start sliding to about $26/BBL sometime in 2004 when Iraqi oil exports return to their pre-war level.

Although high worldwide crude oil prices have varied significantly this past year, the Company continues to benefit from its ability to process a significant percentage of heavy sulfur grades of crude oil. In fiscal 2003, the price spread between heavy high sulfur crude oils and light low sulfur crude oil was about 8% greater than fiscal 2002, but well below fiscal 2001 levels. However, a widening of light/heavy crude oil differentials is expected in fiscal 2004, which may lead to more normalized margins.

A comparison of industry-wide margins on gasoline and distillate for fiscal 2003 versus fiscal 2002, as indicated by the difference between the prices of crude oil contracts traded on the NYMEX and the prices of NYMEX gasoline and heating oil contracts, increased 28% for gasoline and increased 37% for heating oil, primarily for February through April. This contributed to higher gross profit, operating income and net income for the Company, as was the case for many petroleum refiners. The higher margins have been attributed to lower than normal product inventory levels, higher than average light to heavy crude differentials, the impact of the Iraqi war and record summer gasoline demand and a drop in gasoline imports.

The Company’s refining margins (gasoline, distillate and asphalt product prices compared to crude costs) for August 2003 through November 2003 are on a pace to be 30% higher than the prior two months and 8% higher compared to the fiscal 2003 average due to a combination of market factors including the blackout in the Northeast and Midwest, unplanned and scheduled refinery maintenance, higher light/heavy crude differential, and a more optimistic outlook for the U.S. economy. The pace of the economic recovery will be an important factor in determining future refinery margins. Fiscal 2004 margins are expected to be better than fiscal 2003.

Distillate inventories have increased steadily and rapidly since early July to the middle of the five-year range indicating that refiners may not realize high distillate margins this winter. Distillate demand could be hampered by fuel switching, as natural gas prices continue to drop and any slowdown in the fragile U.S. economy could impact demand. If we have a repeat of last year’s frigid weather, the distillate situation could change significantly.

Going forward from the tight gasoline supply situation in August 2003 that brought industry-wide inventories to a three year low, the U.S. gasoline market is likely to remain tight. While refined product inventories remain relatively low in the United States, Europe and Asia, demand is rising as economies strengthen. In the United States, compliance with the EPA Tier 2/ Sulfur Gasoline regulations is likely to tighten the nation’s gasoline market even further.

Persistently weak refining margins since late calendar 2001 are putting greater pressure on downstream businesses to meet upcoming tougher requirements to produce low sulfur gasoline and diesel. The EPA has also mandated that refiners produce on-road diesel with no more than 15-ppm sulfur by June 1, 2006. The risk of over-taxing the refining industry’s ability to complete projects to produce both low-sulfur gasoline and low-sulfur diesel within the same time frame has led to concerns for supply disruptions and price spikes. Unanticipated supply disruptions will drive refining margins wider than historical norms and help offset the cost of these capital investments.

Conservative estimates of compliance costs for the U.S. industry are between $15 billion and $17 billion, or $1,000 per barrel of refining capacity. Industry sources estimate that an average of 50,000 to 70,000 B/D of U.S refining capacity will be idled each year through 2007, as some refiners find it uneconomical to comply with the new standards. In addition, some 200,000 B/D of gasoline imports from nontraditional sources will probably not be allowed into the U.S. market. It also remains unclear whether Venezuela, which supplies 10% to 20% of the U.S. gasoline market, will make the investment necessary to comply with the new low-sulfur standards. If it does not, then the United States faces a potential gasoline shortage.

United Refining Company successfully produced low sulfur gasoline in mid-October 2003 and is prepared to meet its compliance requirements starting January 2004. Thus, the Company will be in position to capitalize on any opportunities that may arise concerning gasoline supply. U.S. refiners like the Company are in a position to benefit from the increasingly stringent regulations due to shrinking product supply.

Some industry experts expect that the peaks in refining margins will be higher and the duration will be longer as a result of the new low sulfur low specifications. Problems will likely develop related to transporting clean products due to contamination concerns. Since refiners will be making less product volume to meet the new standards, the financial impact to refiners should be favorable due to the expected product price response during the 2004-2006 periods.

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names at a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the, Red Apple Food Mart® and Country Fair® brand names.

A discussion and analysis of the factors contributing to the Company’s results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes, together with the following information, are intended to supply investors with a reasonable basis for evaluating the Company’s operations, but should not serve as the only criteria for predicting the Company’s future performance.

Retail Operations:

	Fiscal Year Ended August 31,
	2003	2002	2001
	(dollars in thousands)
Net Sales
Petroleum	$536,340	$430,316	$421,176
Merchandise and other	182,564	149,762	95,365

Total Net Sales	$718,904	$580,078	$516,541

Costs of Goods Sold	$614,552	$494,493	$449,975

Gross Profit	$104,352	$85,585	$66,566

Operating Expenses	$93,725	$80,929	$59,552

Segment Operating Income	$10,627	$4,656	$7,014

Petroleum Sales (thousands of gallons)	351,711	328,699	277,811
Gross Profit
Petroleum(a)	$53,062	$43,181	$41,390
Merchandise and other	51,290	42,404	$25,176

	$104,352	$85,585	$66,566

Petroleum margin ($/gallon)(b)	.1509	.1314	.1490
Merchandise margin (percent of sales)	28.1%	28.3%	26.4%
Average number of stations (during period)
Owned and leased	312	310	252
Managed	60	60	50

	372	370	302

(a)	Includes the effect of intersegment purchases from our wholesale segment at prices, which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Net Sales

2003 vs. 2002

Retail sales increased during 2003 by $138.8 million, or 23.9% from $580.1 million to $718.9 million. The retail sales increase was primarily due to a $32.8 million increase in merchandise sales and a $106.0 million increase in petroleum sales. The petroleum sales increase results from a 7% increase in retail petroleum volume (on a same store basis and including the Country Fair locations) and by a 16.5% increase in retail selling prices (on a same store basis and including the Country Fair locations).

On December 21, 2001 the Company acquired 100% of the operations and working capital assets of Country Fair. The fiscal year ended August 31, 2003 was positively impacted by the additional sales from Country Fair for the entire period versus the fiscal year ended August 31, 2002 in which Country Fair sales were only included from the acquisition date of December 21, 2001. See Footnote 5 to Consolidated Financial Statements, Item 8.

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

Costs of Goods Sold

2003 vs. 2002

Retail costs of goods sold increased during 2003 by $120.0 million or 24.3% from $494.5 million to $614.6 million. On December 21, 2001 the Company acquired 100% of the operations and working capital assets of Country Fair. The fiscal year ended August 31, 2003 was impacted by the additional sales from Country Fair for the entire period versus the fiscal year ended August 31, 2002 in which Country Fair sales were only included from the acquisition date of December 21, 2001. The cost of gasoline increased 28%, on a per gallon basis, over fiscal year 2002. The cost of distillates increased 31%, on a per gallon basis, over the prior fiscal year. This combined with the additional sales volume resulted in an increased costs of goods sold for petroleum purchases of $82.1 million. Other material increases to costs of goods sold were increased fuel taxes of $11.8 million, increased freight costs of $.9 million and increased merchandise purchases of $23.9 million. Costs of goods sold was positively impacted by an approximate $.3 million increase in the value of the Company’s working inventories on a market valuation basis, which decreased costs of goods sold. For the fiscal year 2002, costs of goods was positively impacted by an approximately $.3 million increase in the value of the Company’s working inventories on a market valuation basis, which decreased costs of goods sold. However, costs of goods sold was increased during fiscal 2003 by the effect of valuing the Company’s inventories under the LIFO cost method, which decreased the value of the Company’s total inventories by $1.4 million than if the FIFO method had been used.

2002 vs. 2001

Retail costs of goods sold increased during 2002 by $44.5 million or 9.9% from $450.0 million to $494.5 million. The increase in retail costs of goods sold is largely attributed to the acquisition of Country Fair. Country

Fair’s costs of goods sold for the fiscal year 2002 was $97.0 million. Costs of goods sold was positively impacted by an approximate $.3 million increase in the value of the Company’s working inventories on a market valuation basis, which decreased costs of goods sold. For the fiscal year 2001, costs of goods was negatively impacted by an approximate $.3 million decrease in the value of the Company’s working inventories on a market valuation basis, which increased costs of goods sold. However, costs of goods sold was increased during fiscal 2002 by the effect of valuing the Company’s inventories under the LIFO cost method, which decreased the value of the Company’s total inventories by $.9 million than if the FIFO method had been used.

Gross Profit/(Loss)

2003 vs. 2002

Retail gross profit increased during 2003 by $18.8 million or 21.9%. Inclusive of Country Fair, the Company increased its petroleum margins by $9.9 million and its merchandise margin by $8.9 million. These margin increases were a result of 23.0 million gallons of additional volume sold and $32.8 million in increased merchandise sales.

2002 vs. 2001

Retail gross profit increased during 2002 by $19.0 million or 29%. Inclusive of Country Fair, the Company increased its petroleum margins by $1.8 million and its merchandise margin by $17.2 million. These margin increases were a result of 46.7 million gallons of additional volume sold and $54.4 million in increased merchandise sales.

Operating Expenses

2003 vs. 2002

Retail operating expenses increased during 2003 by $12.8 million or 15.8%. Retail operations for the fiscal year ended August 31, 2003 included Country Fair for the entire period versus the fiscal year ended August 31, 2002 in which Country Fair operations were only included from the acquisition date of December 21, 2001 which resulted in increased operating expenses of $10.4 million from $20.7 million for the fiscal year ended 2002 to $31.1 million for the fiscal year ended 2003. The remaining increases to operating expenses were due to increased payroll and payroll costs of $1.1 million, increased maintenance costs of $.3 million, increased insurance, utilities and taxes of $.3 million, increased credit/customer service costs of $.7 million and increased depreciation of $.3 million offset by lower legal/professional services costs of $.2 million and lower pension/post retirement costs of $.1 million.

2002 vs. 2001

Retail operating expenses increased during 2002 by $21.4 million or 36%. This increase was primarily due to the acquisition of Country Fair. Country Fair’s operating expenses for the fiscal year ended 2002 were $20.7 million. Country Fair’s operating expenses included $4.2 million of rental expense primarily for the lease of fixed assets from related entities, as well as leases to third parties. The remaining increases to operating expenses were due to increased payroll and payroll costs of $.7 million, increased pension/post retirement costs of $.6 million, increased depreciation of $.2 million and increased advertising costs of $.3 million offset by lower utility costs of $.4 million, lower maintenance costs of $.2 million, and lower utilities, taxes and other of $.5 million. Increased depreciation was primarily due to capital equipment installed as part of the Company’s on-going maintenance and project upgrades.

Wholesale Operations:

	Fiscal Year Ended August 31,
	2003	2002	2001
	(dollars in thousands)
Net Sales(a)(b)	$571,447	$471,938	$592,024
Costs of Goods Sold	544,030	472,152	532,160

Gross Profit / (Loss)	$27,417	$(214)	$59,864

Operating Expenses	24,921	25,142	24,395

Segment Operating Income / (Loss)	$2,496	$(25,356)	$35,469

Crude throughput (thousand barrels per day)	58.8	62.2	62.4

Refinery Product Yield

(thousands of barrels)

	Fiscal Year Ended August 31,
	2003	2002	2001
Gasoline and gasoline blendstock	9,751	10,351	9,829
Distillates	5,348	5,904	6,240
Asphalt	5,975	5,898	5,739
Butane, propane, residual products, internally produced fuel and other	2,298	2,343	2,624

Total Product Yield	23,372	24,496	24,432

% Heavy Crude Oil of Total Refinery Throughput(c)	57%	53%	52%

Product Sales

(dollars in thousands)

	Fiscal Year Ended August 31,
	2003	2002	2001
Gasoline and gasoline blendstock	$207,823	$180,325	$220,628
Distillates	180,976	147,279	214,775
Asphalt	167,242	136,086	139,853
Other	15,406	8,248	16,768

	$571,447	$471,938	$592,024

Product Sales

(thousand of barrels)(a)(b)

	Fiscal Year Ended August 31,
	2003	2002	2001
Gasoline and gasoline blendstock	5,432	6,121	5,900
Distillates	4,668	5,179	5,612
Asphalt	6,749	6,872	6,632
Other	719	575	824

	17,568	18,747	18,968

Average Prices ($ / gallon)

	Fiscal Year Ended August 31,
	2003	2002	2001
Gasoline and gasoline blendstock	.9110	.7014	.8903
Distillates	.9231	.6771	.9111
Asphalt	.5900	.4715	.5021
Other	.5105	.3417	.4826

(a)	Includes intersegment sales to our Retail segment at prices, which approximate market.
(b)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(c)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Net Sales

2003 vs. 2002

Wholesale sales increased during 2003 by $99.5 million or 21.1% from $471.9 million to $571.4 million. The wholesale sales increase was due to a 29.2% increase in wholesale prices offset by a 6.3% decrease in wholesale volume.

2002 vs. 2001

Wholesale sales decreased during 2002 by $120.1 million or 20.3% from $592.0 million to $471.9 million. The wholesale sales decrease was due to a 18.4% decrease in wholesale prices and by a 1.2% decrease in wholesale volume.

Costs of Goods Sold

2003 vs. 2002

Wholesale costs of goods sold increased during 2003 by $71.8 million or 15.2% from $472.2 million to $544.0 million. The increase in wholesale costs of goods was primarily due to the 26.3% increase in the Company’s average crude oil purchase price for the fiscal year ended 2003 as compared to the prior year period. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 23.1% as compared to the prior year period. Costs of goods sold was positively impacted by an approximate $2.6 million increase in the value of the Company’s working inventories on a market valuation basis, which decreased costs of goods sold. For the fiscal year 2002, costs of goods was positively impacted by an approximately $1.2 million increase in the value of the Company’s working inventories on a market valuation basis, which decreased costs of goods sold. However, costs of goods sold was increased during fiscal 2003 by the effect of valuing the Company’s inventories under the LIFO cost method, which decreased the value of the Company’s total inventories by $3.9 million than if the FIFO method had been used.

2002 vs. 2001

Wholesale costs of goods sold decreased during 2002 by $60.0 million or 11.3% from $532.2 million to $472.2 million. The decrease in wholesale costs of goods was primarily due to the 14.4% decrease in the Company’s average crude oil purchase price for the fiscal year ended 2002 as compared to the prior year period. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, decreased 20.2% as compared to the prior year period. Costs of goods sold was positively impacted by an approximate $1.2 million increase in the value of the Company’s working inventories on a market valuation basis, which decreased costs of goods sold.

For the fiscal year 2001, costs of goods was negatively impacted by an approximately $3.6 million decrease in the value of the Company’s working inventories on a market valuation basis, which increased costs of goods sold. However, costs of goods sold was increased during fiscal 2002 by the effect of valuing the Company’s inventories under the LIFO cost method, which decreased the value of the Company’s total inventories by $3.7 million than if the FIFO method had been used.

Gross Profit/(Loss)

2003 vs. 2002

Wholesale gross profit increased $27.6 million from ($.2) million for fiscal year ended 2002 to $27.4 million for the fiscal year ended 2003. This increase was primarily due to the increase in wholesale selling prices and to 7.7% higher discounts on heavy high-sulfur crude oil grades processed by the Company.

2002 vs. 2001

Wholesale gross profit decreased $60.0 million from $59.8 million for fiscal year ended 2001 to ($.2) million for the fiscal year ended 2002. This decrease was primarily due to 37% lower discounts on heavy high-sulfur crude oil grades processed by the Company, the decrease in wholesale volume and the decrease in wholesale selling prices.

Operating Expenses

2003 vs. 2002

Wholesale operating expenses remained relatively consistent between fiscal year ended 2002 and fiscal year ended 2003, decreasing by $.2 million or .8%.

2002 vs. 2001

Wholesale operating expenses increased during 2002 by $.7 million or 3%. The net increase to operating expenses results from increased payroll and payroll costs, increased pension/post retirement costs, increased professional services offset by a reduction in bad debt expense.

Interest Expense

Net interest expense (interest expense less interest income) increased during fiscal 2003 by $1.6 million from $19.7 million for the fiscal year ended 2002 to $21.3 million for the fiscal year ended 2003. The increased net interest expense was due to a $.2 million reduction in interest income earned and $1.2 million increased interest expense for borrowings on the Company’s revolving credit facility.

Net interest expense (interest expense less interest income) increased during fiscal 2002 by $0.3 million from $19.4 million for the fiscal year ended 2001 to $19.7 million for the fiscal year ended 2002. The increased net interest expense was due to a $1.3 million reduction in interest income earned and $0.4 million increased interest expense for borrowings on the Company’s revolving credit facility offset by a $1.4 million interest expense reduction relating to the Company’s outstanding amount of long term Senior Unsecured Notes.

Income Tax Expense/(Benefit)

The Company’s effective tax rate for fiscal 2003 was approximately 39.0% compared to a rate of 38.5% for fiscal 2002.

The Company’s effective tax rate for fiscal 2002 was approximately 38.5% compared to a rate of 40.9% for fiscal 2001.

Gain on Early Extinguishment of Debt

During the fiscal year ending August 31, 2001, the Company purchased $19,865,000 of the Senior Unsecured Notes for $14,185,000 in cash. A gain of $5,210,000 was recorded as a result of the early retirement of debt, consisting of $5,680,000 less $470,000 of associated debt issuance costs. In accordance with SFAS No. 145, the Company has reclassified this gain from an extraordinary gain to income before income tax expense (benefit).

Liquidity and Capital Resources

The following table summarizes selected measure of liquidity and capital sources (in thousands):

	August 31, 2003	August 31, 2002
Cash and cash equivalents	$13,819	$13,515
Working capital	37,638	42,247
Debt	$214,410	$206,403

The Company’s cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During the fiscal year ended August 31, 2003, significant uses of cash includes $8.0 million for purchases of property, plant and equipment and $5.6 million for additions to refinery turnaround costs.

The Company requires a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal 2004. The Company spent approximately $4 million as part of its Tier 2 Gasoline Sulfur Program under 40 CFR Part 80, Subpart H during fiscal year 2003, and expects to spend approximately $1 million during fiscal 2004, primarily during activities requiring a shutdown of the FCC Unit, which is scheduled for April 2004.

Working capital (current assets minus current liabilities) at August 31, 2003 was $37.6 million and at August 31, 2002 was $42.2 million. The Company’s current ratio (current assets divided by current liabilities) was 1.4:1 at August 31, 2003 and 1.4:1 at August 31, 2002.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company’s secured revolving credit facility (the “facility”) with PNC Bank, N.A. as Agent Bank. This is a $50,000,000 revolving facility, which was renewed for five years on July 12, 2002 and amended on November 27, 2002 and February 19 and March 24, 2003. At August 31, 2003, there was approximately $27,885,000 unused and available on the facility.

The facility expires on May 9, 2007, and is secured by certain cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company’s earnings and is based on the higher of the bank’s prime rate or Federal funds rate for base rate borrowings and the LIBOR rate for Euro-Rate borrowings. The Company and the participating banks amended the facility on March 24, 2003, allowing for a temporary increase in the facility commitment from $50,000,000 to $70,000,000. From the effective date of the amendment to and including July 31, 2003, the facility commitment was $70,000,000. From August 1, 2003 through and including September 30, 2003, the facility commitment was $60,000,000. The temporary increase expired as of

September 30, 2003. Additionally, the amendment revised select covenant calculations, including the fixed charge coverage ratio and redefined select definitions. Additionally, the amendment revised select covenant calculations, including the fixed charge coverage ratio and redefined select definitions. The Company is currently negotiating with the Agent Bank to increase the facility commitment to $75,000,000 on a permanent basis; however, there are no assurances that such increase will be granted.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of August 31, 2003 and is based on information appearing in the Notes to the Consolidated Financial Statements (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$182,910	$683	$1,116	$180,453	$658
Operating leases	111,226	9,843	16,934	14,869	69,580
Capital lease obligations	2,209	238	484	461	1,026

Total contractual cash obligations	$296,345	$10,764	$18,534	$195,783	$71,264

In addition to these obligations, the Company had outstanding letters of credit of $615,000 as of August 31, 2003.

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

Related Party Transactions

See Item 13, Certain Relationships and Related Transactions

Seasonal Factors

Seasonal factors affecting the Company’s business may cause variation in the prices and margins of some of the Company’s products. For example, demand for gasoline tends to be highest in spring and summer months, while demand for home heating oil and kerosene tends to be highest in winter months.

As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in winter.

Inflation

The effect of inflation on the Company has not been significant during the last five fiscal years.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”). Interpretation 45 elaborates on the disclosures that a guarantor should make in its interim and annual financial statements regarding its obligations relating to the issuance of certain guarantees. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance and it also provides for scope exceptions from the guidance in its entirety and from only the initial recognition and measurement provisions.

The recognition and measurement provisions of Interpretation 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year end. Interpretation 45 specifically prohibits the guarantor to revise or restate its previous accounting for guarantees issued prior to December 31, 2002.

The disclosure requirements of Interpretation 45 are effective for interim and annual period financial statements ending after December 15, 2002 and are included in Footnote 17 to the Consolidated Financial Statements, Item 8.

The adoption of Interpretation 45 did not have a material impact on the Company’s financial position or results of operations, as the Company did not issue or modify any guarantees subsequent to December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of Interpretation 46 are applicable no later than the end of the first reporting period ending after December 15, 2003.

If any entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur, receives a majority of the entity’s expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim period or annual period ending after December 15, 2003. This deferral applies only if (1) the variable interest entity was created before February 1, 2003 and (2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of the FIN 46.

The Company does not expect Interpretation 46 to have a material impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement 150”). The statement establishes standards for how a company classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities.

In November 2003, the FASB delayed the effective date for certain mandatorily redeemable noncontrolling interests (that is, minority interests) in consolidated financial statements. The delay applies only to instruments issued by consolidated subsidiaries. The effective date is delayed differently for two types of mandatorily redeemable noncontrolling interests:

•	For shares that must be redeemed upon the liquidation or termination of a limited life issuing entity, the effective date for the classification and measurement guidance in Statement 150 is deferred indefinitely. This deferral applies to noncontrolling interests deemed mandatorily redeemable only because the issuing entity has a limited life. The disclosure requirements of Statement 150 continue to apply.

•	The deferral of the measurement provisions is expanded to include other types of mandatorily redeemable noncontrolling interests, provided the instruments were created before November 5, 2003 (the date of the decision). Entities affected by this expanded deferral must classify the instruments as debt and classify the returns to investors as interest where required by Statement 150 and make the disclosures required under Statement 150. However, the debt and interest must be measured in accordance with the provisions of EITF Topic No. D-98, or other prior accounting literature, rather than those of Statement 150.

The effective date of Statement 150, the first interim period beginning after June 15, 2003, remains unchanged for mandatorily redeemable shares issued by a parent company, written put options on a company’s shares, forward purchase contracts for a company’s shares, and contracts that require the issuance of shares in amounts unrelated to, or inversely related to, the value of the shares.

The Company has not entered into any financial instruments within the scope of Statement 150, nor does it currently hold any financial instruments within its scope.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company uses its revolving credit facility to finance a portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. In anticipation of the war in Iraq and consequent volatility of crude costs, the Company hedged approximately 700,000 bbls of May crude from March 7 through March 20, 2003. As a result of this strategy, the Company benefited from a gain of approximately $1.6 million which was recorded as a reduction of costs of goods sold. The Company has since exited from this strategy, but it remains available should management deem it necessary at a later date. At August 31, 2003, the Company was exposed to the risk of market price declines with respect to a substantial portion of its crude oil and refined product inventories.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Certified Public Accountants	29
Consolidated Financial Statements:
Balance Sheets	30
Statements of Operations	31
Statements of Comprehensive Income (Loss)	32
Statements of Stockholder’s Equity	33
Statements of Cash Flows	34
Notes to Consolidated Financial Statements	35 thru 63

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholder

United Refining Company

We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity and cash flows for each of the three years in the period ended August 31, 2003. These consolidated financial statements are the responsibility of the management of United Refining Company and its subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO Seidman, LLP

New York, New York

October 31, 2003

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	August 31,
	2003	2002
Assets
Current:
Cash and cash equivalents	$13,819	$13,515
Accounts receivable, net	42,732	33,865
Inventories	76,123	93,567
Prepaid expenses and other assets	10,336	11,179
Refundable income taxes	—	3,300
Amounts due from affiliated companies, net	639	—

Total Current Assets	143,649	155,426
Property, plant and equipment, net	186,879	189,894
Investment in affiliated company	574	1,707
Deferred financing costs, net	2,963	3,641
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	3,588	4,170
Deferred turnaround costs and other assets, net	8,217	4,753
Deferred income taxes	3,709	—

	$361,428	$371,440

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$31,500	$24,314
Current installments of long-term debt	683	236
Accounts payable	35,111	50,647
Accrued liabilities	15,707	14,002
Sales, use and fuel taxes payable	17,853	18,517
Deferred income taxes	5,157	5,323
Amounts due to affiliated companies, net	—	140

Total current liabilities	106,011	113,179
Long term debt: less current installments	182,227	181,863
Deferred income taxes	—	360
Deferred gain on settlement of pension plan obligations	1,130	1,345
Deferred retirement benefits	28,398	24,147
Other noncurrent liabilities	1,687	2,350

Total liabilities	319,453	323,244

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share—shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	16,648	16,648
Retained earnings	26,367	31,638
Accumulated other comprehensive loss	(1,040)	(90)

Total stockholder’s equity	41,975	48,196

	$361,428	$371,440

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31,
	2003	2002	2001
Net sales (includes consumer excise taxes of $168,241, $156,489, and $134,218)	$1,290,351	$1,052,016	$1,108,565
Costs of goods sold	1,158,582	966,645	982,135

Gross profit	131,769	85,371	126,430

Expenses:
Selling, general and administrative expenses	106,427	94,297	73,234
Depreciation and amortization expenses	12,219	11,774	10,713

Total operating expenses	118,646	106,071	83,947

Operating income (loss)	13,123	(20,700)	42,483

Other income (expense):
Interest expense, net	(21,340)	(19,734)	(19,445)
Other, net	(1,291)	(1,345)	1,836
Costs associated with terminated acquisition	—	—	(1,300)
Equity in net earnings of affiliate	867	1,242	516
Gain on early extinguishment of debt	—	—	5,210

	(21,764)	(19,837)	(13,183)

Income (loss) before income tax expense (benefit)	(8,641)	(40,537)	29,300

Income tax expense (benefit):
Current	258	(2,702)	6,881
Deferred	(3,628)	(12,894)	5,140

	(3,370)	(15,596)	12,021

Net income (loss)	$(5,271)	$(24,941)	$17,279

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended August 31,
	2003	2002	2001
Net income (loss)	$(5,271)	$(24,941)	$17,279
Other comprehensive loss:
Minimum pension liability, net of taxes	(950)	(90)	—

Other comprehensive loss	(950)	(90)	—

Total comprehensive income (loss)	$(6,221)	$(25,031)	$17,279

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	Shares	Amount
Balance at August 31, 2000	100	—	$7,150	$47,956	$—	$55,106
Net income			—	17,279	—	17,279
Dividends			—	(5,917)	—	(5,917)
Excess of selling price over historical cost of net assets sold to an affiliated company			9,498	—	—	9,498

Balance at August 31, 2001	100	—	16,648	59,318	—	75,966
Dividends			—	(2,130)	—	(2,130)
Net loss			—	(24,941)	—	(24,941)
Distribution to Parent under the Tax Sharing Agreement			—	(609)	—	(609)
Other comprehensive loss			—	—	(90)	(90)

Balance at August 31, 2002	100	—	16,648	31,638	(90)	48,196
Net loss			—	(5,271)	—	(5,271)
Other comprehensive loss			—	—	(950)	(950)

Balance at August 31, 2003	100	—	$16,648	$26,367	$(1,040)	$41,975

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(5,271)	$(24,941)	$17,279
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,820	14,830	14,429
Equity in net earnings of affiliate	(867)	(1,242)	(516)
Deferred income taxes	(3,628)	(12,894)	5,140
Gain on early extinguishment of debt	—	—	(5,210)
Loss on asset dispositions	585	630	382
Cash provided by (used in) working capital items	(2,545)	2,279	3,865
Other, net	18	(41)	78
Change in operating assets and liabilities:
Other assets	(750)	—	—
Deferred retirement benefits	2,693	4,336	3,618
Other noncurrent liabilities	(663)	—	—

Total adjustments	10,663	7,898	21,786

Net cash provided by (used in) operating activities	5,392	(17,043)	39,065

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(16,900)	—
Purchase of investment securities	—	—	(3,714)
Sale of investment securities	—	—	3,497
Additions to property, plant and equipment	(8,043)	(9,061)	(10,052)
Additions to turnaround costs	(5,619)	(1,415)	(4,306)
Dividends received	2,000	1,064	—
Proceeds from asset dispositions	17	3	23,550

Net cash (used in) provided by investing activities	(11,645)	(26,309)	8,975

Cash flows from financing activities:
Net borrowings on revolving credit facility	7,186	24,314	—
Dividends	—	(2,130)	(5,917)
Principal reductions of long-term debt	(379)	(227)	(14,329)
Deferred financing costs	(250)	(314)	—

Net cash provided by (used in) financing activities	6,557	21,643	(20,246)

Net increase (decrease) in cash and cash equivalents	304	(21,709)	27,794
Cash and cash equivalents, beginning of year	13,515	35,224	7,430

Cash and cash equivalents, end of year	$13,819	$13,515	$35,224

Cash provided by (used in) working capital items:
Accounts receivable, net	$(8,867)	$8,877	$2,367
Inventories	17,444	(25,014)	(1,673)
Prepaid expenses and other assets	843	3,518	(4,435)
Refundable income taxes	3,300	(3,300)	—
Accounts payable	(15,527)	21,944	3,772
Accrued liabilities	1,705	376	(399)
Amounts due affiliated companies	(779)	(2,210)	1,905
Income taxes payable	—	(2,473)	1,451
Sales, use and fuel taxes payable	(664)	561	877

Total change	$(2,545)	$2,279	$3,865

Cash paid (received) during the period for:
Interest	$21,538	$19,728	$21,765
Income taxes	$(2,753)	$2,723	$5,381

Non-cash investing and financing activities:
Property additions and capital leases	$1,181	$1,238	$—
Transfer of inventory to affiliated company	$—	$—	$1,013

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries, and Kiantone Pipeline Corporation (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names at a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the, Red Apple Food Mart® and Country Fair® brand names.

The Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corporation, which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investment securities with maturities of three months or less at date of acquisition to be cash equivalents.

Derivative Financial Instruments

From time to time the Company uses derivatives to reduce its exposure to fluctuations in crude costs. Derivative products, specifically crude oil options contracts, are used to hedge the volatility of crude costs. The Company does not enter such contracts for speculative purposes.

For derivative instruments that are designated and qualify as fair value hedges (i.e. hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in fair market values are recognized in earnings as a component of cost of goods sold.

The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its statement of operations. During fiscal year 2003, the Company hedged approximately 700,000 barrels of May crude from March 7 through March 20, 2003. As a result of this strategy, the Company benefited from a gain of approximately $1,600,000 which is included as a reduction of costs of goods sold.

Inventories and Exchanges

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

various parts for the refinery operations. If the cost of inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. As of August 31, 2003 and 2002, had the Company utilized the FIFO inventory method, petroleum product inventories would have been higher by $5,301,000 and $4,613,000, respectively.

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

Estimated Useful Lives (Years)
Refinery Equipment	20-30
Marketing	15-30
Transportation	20-30

Deferred Maintenance Turnarounds

The cost of maintenance turnarounds, which consist of complete shutdown and inspection of significant units of the refinery at intervals of two or more years for necessary repairs and replacements, are deferred when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 3 to 10 years. As of August 31, 2003 and 2002, deferred turnaround costs included in deferred turnaround costs and other assets, net amounted to $7,090,000 and $4,360,000, net of accumulated amortization of $5,494,000 and $2,605,000, respectively. Amortization expense included in costs of goods sold for the fiscal years ended August 31, 2003, 2002 and 2001 amounted to $2,889,000, $2,455,000 and $3,007,000, respectively.

Amortizable Intangible Assets

The Company amortizes identifiable intangible assets such as brand names, non-compete agreements, leasehold covenants and deed restrictions on a straight line basis over their estimated useful lives which range from 5 to 25 years. Amortization expense on these assets amounted to $585,000, $390,000, and $0 for the fiscal years ending August 31, 2003, 2002 and 2001, respectively.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal Income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries.

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

The Company accrues post-retirement benefits other than pensions, during the years that the employee renders the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents. The Company has elected to amortize the transition obligation of approximately $12,000,000 on a straight-line basis over a 20-year period.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. We also record additional allowances based on historical collection experience and our assessment of the general financial conditions affecting our customer base. Senior management reviews accounts receivable on a weekly basis to determine if any receivables will potentially be uncollectible. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.

The Company places its temporary cash investments with quality financial institutions. At times, such investments were in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts.

Environmental Matters

The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures, which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company’s estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is not reduced for possible recoveries from insurance carriers and is recorded in accrued liabilities.

Goodwill and Other Non-Amortizable Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination accounted for under the purchase method of accounting and other non-amortizable assets consists principally of a trade name. Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standard No. 141, “Business Combinations” (“Statement 141”) and effective September 1, 2002 the Company adopted the full provisions of Statement 141 and Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Statement 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. The Company had no goodwill or non-amortizable assets being amortized prior to its adoption of Statement 142 effective September 1, 2002.

Statement 142 requires, among other things, that companies no longer amortize goodwill and certain indefinite lived intangible assets but instead test goodwill and certain indefinite lived intangible assets for impairment at least annually in accordance with the guidance in Statement 142. In addition, Statement 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of goodwill and other intangible assets with an indefinite useful life.

The Company acquired 100% of the operations and working capital assets of Country Fair, Inc. (“Country Fair”) on December 21, 2001. The goodwill and certain intangible assets acquired therewith were not subject to amortization in accordance with Statement 142. Consequently, historic earnings as previously reported were not affected by the adoption of Statement 142 and no disclosures are required pursuant to Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”.

Statement 142 prescribes a two-step process for impairment testing of goodwill. The first step of this test, used to identify impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. The second step (if necessary), measures the amount of the impairment. Using the guidance in Statement 142, the Company has determined that its subsidiary, Country Fair is a reporting unit. The Company’s annual goodwill impairment test on June 1, 2003 indicated that the fair value of the reporting unit exceeded the reporting unit’s carrying amount; accordingly, the second step was not necessary. The Company has noted no subsequent indicators that would require testing goodwill for impairment.

The Company performed separate impairment tests on June 1, 2003 for its tradename and other intangible assets using discounted and undiscounted cash flow methods, respectively. The fair value of the tradename and other intangible assets exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing the tradename and intangible assets for impairment.

There were no changes in the carrying amounts of goodwill, tradename, or other intangible assets for the fiscal year ending August 31, 2003.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

In August 2001, the Financial Account Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), which supersedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement 144 addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of and was adopted by the Company effective September 1, 2002. The adoption of Statement 144 did not have a material effect on the Company’s financial position or results of operations.

Whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. When any such impairment exists, the related assets will be written down to fair value.

Segment Disclosures

Effective in 1999, the Company adopted Statement of Financial Accounting Standard No. 131 (“Statement 131”), “Disclosure about Segments of an Enterprise and Related Information.” Statement 131 standardizes the way that public companies report information about operating segments in annual and interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 requires segments to be determined based upon how operations are managed and evaluated internally (See Footnote 16 to Consolidated Financial Statements).

Other Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (“Statement 130”). Statement 130 establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes charges and credits to equity that are not the result of transactions with the shareholder. Included in other comprehensive income (loss) for the Company is a minimum pension liability adjustment, which is net of taxes.

Asset Retirement Obligations

In June 2001, the FASB issued Statement No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“Statement 143”). The objective of Statement 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. Statement 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. Statement 143 was effective for the Company’s fiscal year beginning September 1, 2002.

The adoption of Statement 143 did not have a material effect on the Company’s financial position or results of operations.

Gain on Early Extinguishment of Debt

In April 2002, the FASB issued Statement No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“Statement 145”). Statement 145

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted the statement effective September 1, 2002. In accordance with Statement 145, the Company has reclassified its gain on early extinguishment of debt in fiscal 2001, previously classified as an extraordinary item, to income before income tax expense.

Exit and Disposal Costs

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”), which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

The adoption of Statement 146 did not have an effect on the Company’s financial position or results of operations as the Company did not exit, discontinue or restructure any of its operations.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”). Interpretation 45 elaborates on the disclosures that a guarantor should make in its interim and annual financial statements regarding its obligations relating to the issuance of certain guarantees. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance and it also provides for scope exceptions from the guidance in its entirety and from only the initial recognition and measurement provisions.

The recognition and measurement provisions of Interpretation 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year end. Interpretation 45 specifically prohibits the guarantor to revise or restate its previous accounting for guarantees issued prior to December 31, 2002.

The disclosure requirements of Interpretation 45 are effective for interim and annual period financial statements ending after December 15, 2002 and are included in Footnote 17 to the Consolidated Financial Statements, Item No. 8.

The adoption of Interpretation 45 did not have a material impact on the Company’s financial position or results of operations, as the Company did not issue or modify any guarantees subsequent to December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of Interpretation 46 are applicable no later than the end of the first reporting period ending after December 15, 2003.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If any entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur, receives a majority of the entity’s expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim period or annual period ending after December 15, 2003. This deferral applies only if (1) the variable interest entity was created before February 1, 2003 and (2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of the FIN 46.

The Company does not expect Interpretation 46 to have a material impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement 150”). The statement establishes standards for how a company classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities.

In November 2003, the FASB delayed the effective date for certain mandatorily redeemable noncontrolling interests (that is, minority interests) in consolidated financial statements. The delay applies only to instruments issued by consolidated subsidiaries. The effective date is delayed differently for two types of mandatorily redeemable noncontrolling interests:

•	For shares that must be redeemed upon the liquidation or termination of a limited life issuing entity, the effective date for the classification and measurement guidance in Statement 150 is deferred indefinitely. This deferral applies to noncontrolling interests deemed mandatorily redeemable only because the issuing entity has a limited life. The disclosure requirements of Statement 150 continue to apply.

•	The deferral of the measurement provisions is expanded to include other types of mandatorily redeemable noncontrolling interests, provided the instruments were created before November 5, 2003 (the date of the decision). Entities affected by this expanded deferral must classify the instruments as debt and classify the returns to investors as interest where required by Statement 150 and make the disclosures required under Statement 150. However, the debt and interest must be measured in accordance with the provisions of EITF Topic No. D-98, or other prior accounting literature, rather than those of Statement 150.

The effective date of Statement 150, the first interim period beginning after June 15, 2003, remains unchanged for mandatorily redeemable shares issued by a parent company, written put options on a company’s shares, forward purchase contracts for a company’s shares, and contracts that require the issuance of shares in amounts unrelated to, or inversely related to, the value of the shares.

The Company has not entered into any financial instruments within the scope of Statement 150, nor do we currently hold any financial instruments within its scope.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Accounts Receivable, Net

As of August 31, 2003 and 2002, accounts receivable were net of allowance for doubtful accounts of $1,469,000 and $1,395,000 respectively.

3.    Inventories

Inventories consist of the following:

	August 31,
	2003	2002
	(in thousands)
Crude Oil	$14,093	$26,384
Petroleum Products	33,406	38,407

Total @ LIFO	47,499	64,791

Merchandise	14,554	15,362
Supplies	14,070	13,414

Total @ FIFO	28,624	28,776

Total Inventory	$76,123	$93,567

Included in petroleum product inventories are exchange balances either held for or due from other petroleum marketers. These balances are not significant.

The Company does not own sources of crude oil and depends on outside vendors for its needs.

4.    Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	August 31,
	2003	2002
	(in thousands)
Refinery equipment, including construction-in-progress	$191,197	$184,889
Marketing (i.e. retail outlets)	87,173	85,981
Transportation	7,549	7,178

	285,919	278,048
Less: Accumulated depreciation	99,040	88,154

	$186,879	$189,894

5.    Goodwill and Intangible Assets

On December 21, 2001, the Company acquired 100% of the operations and working capital assets of Country Fair for approximately $17,300,000 in cash. Country Fair operates 69 convenience stores in northwestern Pennsylvania, southwestern New York, and eastern Ohio. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsitmatidis, the indirect sole shareholder of the Company (See Footnote 14 to Consolidated Financial Statements).

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the results of operations of Country Fair from the acquisition date. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired over the liabilities assumed, based on an independent appraisal. The excess of the purchase price over the net assets acquired of approximately $1,400,000 has been recorded as goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

At December 21, 2001

(in thousands)

Current assets		$8,012
Property, plant and equipment		400
Deferred taxes		3,361
Intangible assets not subject to amortization:
Tradename		10,500
Intangible assets subject to amortization:
Vendor contracts	2,600
Deed restrictions	800
Non-compete agreements	400
Leasehold covenants	1,537	5,337

Goodwill		1,349

Total assets acquired		28,959

Current liabilities		(8,864)
Other long-term liabilities		(2,795)

Total liabilities assumed		(11,659)

Net assets acquired		$17,300

The following unaudited pro forma information presents the Company’s consolidated results of operations as if the Country Fair acquisition had occurred on September 1, 2000. These pro forma amounts have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on September 1, 2000, or which may result in the future.

	Year Ended August 31,
	2002	2001
	(in thousands)
Net sales	$1,103,329	$1,282,829
Net income (loss)	$(24,326)	$19,297

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2003 and 2002, the Company’s intangible assets and goodwill, included in the Company’s retail segment, were as follows (in thousands):

	Weighted Average Remaining Life	August 31, 2003		August 31, 2002
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Vendor contracts	5 yrs.	$2,600	$619	$2,600	$248
Deed restrictions	21 yrs.	800	53	800	21
Non-compete agreement	3 yrs.	400	133	400	53
Leasehold covenants	14 yrs.	1,537	173	1,537	68

		5,337	978	5,337	390
Less current portion		771	—	777	—

		$4,566	$978	$4,560	$390

Non-amortizable assets:
Tradename		$10,500	$—	$10,500	$—
Goodwill		$1,349	$—	$1,349	$—

Amortization expense for the fiscal years ending August 31, 2003, 2002, and 2001 amounted to $585,000, $390,000, and $0, respectively.

Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending August 31, 2008 is estimated to be $585,000 in 2004 and 2005, $582,000 in 2006, $499,000 in 2007, and $472,000 in 2008.

6.    Accrued Liabilities

Accrued liabilities include the following:

	August 31,
	2003	2002
	(in thousands)
Interest	$4,330	$4,493
Payrolls and benefits	9,831	7,508
Other	1,546	2,001

	$15,707	$14,002

7.    Leases

The Company occupies premises, primarily retail gas stations and convenience stores and office facilities under long-term leases which require minimum annual rents plus, in certain instances, the payment of additional rents based upon sales. The leases generally are renewable for one to three five-year periods.

As of August 31, 2003 and 2002, capitalized lease obligations, included in long-term debt, amounted to $1,130,000 and $1,219,000, respectively, net of current portion of $89,000 and $76,000 respectively. The related assets (retail gas stations and convenience stores) as of August 31, 2003 and 2002 amounted to $974,000 and

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1,093,000, net of accumulated amortization of $468,000 and $349,000, respectively. Lease amortization amounting to $118,000, $94,000, and $46,000 for the years ended August 31, 2003, 2002, and 2001 respectively, is included in depreciation and amortization expense.

Future minimum lease payments as of August 31, 2003 are summarized as follows:

Year ended August 31,	Capital Leases	Operating Leases
	(in thousands)
2004	$238	$9,843
2005	240	8,793
2006	244	8,141
2007	240	7,756
2008	221	7,113
Thereafter	1,026	69,580

Total minimum lease payments	2,209	111,226
Less: Minimum sublease rents	—	173

Net minimum sublease payments	2,209	$111,053

Less: Amount representing interest	990

Present value of net minimum lease payments	$1,219

Net rent expense for operating leases amounted to $10,105,000, $7,786,000, and $3,217,000 for the years ended August 31, 2003, 2002 and 2001, respectively.

8.    Credit Facility

In July 2002, the Company renewed its $50,000,000 secured credit facility, (“the facility”) with a syndicate of banks, with PNC Bank, N.A., as Agent Bank, which provides for revolving credit loans and for the issuance of letters of credit. On March 24, 2003, the Company and the participating banks amended the facility, allowing for a temporary increase in the facility commitment from $50,000,000 to $70,000,000. From the effective date of the amendment to and including July 31, 2003, the facility commitment was $70,000,000. From August 1, 2003 through and including September 30, 2003, the facility commitment was $60,000,000. The temporary increase expired as of September 30, 2003. Additionally, the amendment revised select covenant calculations, including the fixed charge coverage ratio and redefined select definitions. The Company is currently negotiating with the Agent Bank to increase the facility commitment to $75,000,000 on a permanent basis; however, there are no assurances that such increase will be granted.

The facility expires on May 9, 2007 and is secured by certain cash accounts, accounts receivable, and inventory, which amounted to $70,555,000 as of August 31, 2003. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility. For Base Rate borrowings, interest is calculated at the greater of the Agent Bank’s prime rate or federal fund rate plus 1%, plus an applicable margin of .25% to .75%, which was 4.75% and 5.50% at August 31, 2003 and 2002, respectively. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with the Company’s facility leverage ratio calculation. As of August 31, 2003, $30,000,000 of Euro-Rate borrowings and $1,500,000 of Base Rate borrowings were outstanding under the agreement. As of August 31, 2002, no Euro-Rate borrowings and $24,314,000 of Base Rate borrowings were outstanding under the agreement. $615,000 and $850,000 of letters of credit were outstanding under the agreement at August 31, 2003 and 2002, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average interest rate for Base Rate borrowings for the years ended August 31, 2003 and 2002 was 4.8% and 5.5%, respectively. The weighted average interest rate for Euro-Rate borrowings was 4.1% for the fiscal year ending August 31, 2003. The Company pays a commitment fee of 3/8% per annum on the unused balance of the facility.

9.    Long-Term Debt

During June 1997, the Company sold $200,000,000 of 10 3/4% Senior Unsecured Notes due 2007, Series A. Subsequent to this issue, the Company exchanged these notes for its 10 3/4% Senior Unsecured Notes due 2007, Series B. During the fiscal year ended August 31, 2001, the Company purchased $19,865,000 of these notes for $14,185,000 in cash. A gain of $5,210,000 was recorded as a result of this early retirement of debt, consisting of $5,680,000 less $470,000 of associated debt issuance costs and is included in income before income tax expense. The notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries (See Footnote 17 to Consolidated Financial Statements).

Both the Indenture of the Senior Unsecured Notes and the facility (See Footnote 8 to Consolidated Financial Statements) require that the Company maintain certain financial covenants. The facility requires the Company to meet certain financial covenants, as defined in the facility: a minimum Fixed Charge Coverage Ratio and a minimum Consolidated Net Worth. In addition, the facility limits the amount the Company can distribute for capital and operating leases. Both the facility and the Indenture of the Senior Unsecured Notes restrict the amount of dividends payable and the incurrence of additional Indebtedness. The Company is currently in compliance with covenants under the facility and the Indenture.

A summary of long-term debt is as follows:

	August 31,
	2003	2002
	(in thousands)
Long-term debt:
10.75% senior unsecured notes due June 9, 2007, Series B	$180,135	$180,135
Other long-term debt	2,775	1,964

	182,910	182,099
Less: Current installments of long-term debt	683	236

Total long-term debt, less current installments	$182,227	$181,863

The principal amount of long-term debt outstanding as of August 31, 2003, matures as follows:

Year ended August 31,
(in thousands)
2004	$683
2005	621
2006	495
2007	180,315
2008	138
Thereafter	658

$182,910

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following financing costs have been deferred and are being amortized to expense over the term of the related debt:

	August 31,
	2003	2002
	(in thousands)
Beginning balance	$7,672	$7,358
Current year additions	250	314

Total financing costs	7,922	7,672
Less: Accumulated amortization	4,959	4,031

	$2,963	$3,641

Amortization expense for the fiscal years ended August 31, 2003, 2002 and 2001 amounted to $928,000, $818,000, and $923,000, respectively.

10.    Employee Benefit Plans

Substantially all employees of the Company are covered by noncontributory defined benefit retirement plans. The benefits are based on each employee’s years of service and compensation. The Company’s policy is to contribute the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended. The assets of the plans are invested in an investment trust fund and consist of interest-bearing cash and bank common/collective trust funds.

In addition to the above, the Company provides certain post-retirement healthcare benefits to salaried and certain hourly employees. These post-retirement benefit plans are unfunded and the costs are shared by the Company and its retirees.

Net periodic pension cost and post-retirement healthcare benefit cost consist of the following components for the years ended August 31, 2003, 2002, and 2001:

	Pension Benefits			Other Post-Retirement Benefits
	2003	2002	2001	2003	2002	2001
	(in thousands)
Service cost	$1,785	$2,013	$1,611	$1,213	$1,178	$1,050
Interest cost on benefit obligation	2,948	2,848	2,482	2,290	1,920	1,508
Expected return on plan assets	(2,332)	(2,583)	(3,148)	—	—	—
Amortization of transition obligation	140	140	140	597	597	597
Amortization and deferrals	250	207	(245)	401	146	—

Net periodic benefit cost	$2,791	$2,625	$840	$4,501	$3,841	$3,155

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended August 31, 2003 and 2002:

	Pension Benefits		Other Post-Retirement Benefits
	2003	2002	2003	2002
	(in thousands)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation @ beginning of year	$44,702	$36,836	$32,707	$23,453
Service cost	1,785	2,013	1,213	1,178
Interest cost	2,948	2,848	2,290	1,920
Plan amendments	—	1,401	—	—
Actuarial losses	1,027	2,638	1,714	6,978
Benefits paid	(1,291)	(1,034)	(1,073)	(821)

Benefit obligation @ end of year	49,171	44,702	36,851	32,708

CHANGE IN PLAN ASSETS:
Fair values of plan assets @ beginning of year	25,322	29,170	—	—
Actual return on plan assets	2,329	(2,814)	—	—
Company contributions	1,200	—	1,073	821
Benefits paid	(1,291)	(1,034)	(1,073)	(821)

Fair values of plan assets @ end of year	27,560	25,322	—	—

Funded status	21,611	19,380	36,851	32,708
Unrecognized net actuarial loss	(8,617)	(7,605)	(10,785)	(9,472)
Unrecognized prior service cost	(2,457)	(2,689)	—	—
Unrecognized transition obligation	(631)	(771)	(5,968)	(6,565)

Net amount recognized	$9,906	$8,315	$20,098	$16,671

AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Accrued benefit cost	$9,906	$8,315
Additional minimum liability	4,808	3,596
Intangible asset	(3,103)	(3,448)
Accumulated other comprehensive loss	(1,705)	(148)

Net amount recognized	$9,906	$8,315

Note: For plans with assets less than the accumulated benefit obligation (ABO), the aggregate ABO is $42,236,000 while the aggregate asset value is $27,560,000.

WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	6.35%	7.00%	6.35%	7.0%

Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	3.00%	3.00% - 3.50%

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 10% and 5%, respectively for 2003; the rates were assumed to decrease gradually to 5% for both medical and dental benefits until 2011 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1 percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$702	$(563)
Effect on post-retirement benefit obligation	5,797	(4,739)

A reconciliation of the above accrued benefit costs to the consolidated amounts reported on the Company’s balance sheets follows:

	August 31,
	2003	2002
	(in thousands)
Accrued pension benefits	$9,906	$8,315
Accrued other post-retirement benefits	20,098	16,671

	30,004	24,986
Current portion of above benefits, included in payrolls and benefits in accrued liabilities	(4,211)	(2,002)
Minimum pension liability, net of intangible asset	1,705	148
Supplemental pension and other deferred compensation benefits	900	1,015

Deferred retirement benefits	$28,398	$24,147

The Company’s deferred gain on settlement of past pension plan obligations amounted to $1,130,000 and $1,345,000 as of August 31, 2003 and 2002, respectively, and is being amortized over 23 years. The related amortization amounted to $215,000 for each of the years ended August 31, 2003, 2002 and 2001.

The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company’s contributions to these plans amounted to $538,000, $751,000, and $665,000 for the years ended August 31, 2003, 2002 and 2001, respectively.

11.    Income Taxes

Income tax expense (benefit) consists of:

	Year Ended August 31,
	2003	2002	2001
	(in thousands)
Federal:
Current	$(521)	$(2,953)	$4,822
Deferred	(2,929)	(9,019)	4,981

	(3,450)	(11,972)	9,803

State:
Current	779	251	2,059
Deferred	(699)	(3,875)	159

	80	(3,624)	2,218

	$(3,370)	$(15,596)	$12,021

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income (loss) before income tax expense (benefit) and cumulative effect of accounting change is as follows:

	Year Ended August 31,
	2003	2002	2001
	(in thousands)
U. S. federal income taxes at the statutory rate of 34%	$(2,937)	$(13,783)	$9,962
State income taxes, net of Federal benefit	(201)	(2,338)	1,666
Federal income tax audit	—	188	4
Nondeductible expenses	225	259	112
Prior period accrual adjustment	(745)	113	16
Other	288	(35)	261

Income tax attributable to income (loss) before income tax expense (benefit)	$(3,370)	$(15,596)	$12,021

Deferred income tax liabilities (assets) are comprised of the following:

	August 31,
	2003	2002
	(in thousands)
Current deferred income tax liabilities (assets):
Inventory valuation	$7,517	$7,675
Accounts receivable allowance	(641)	(649)
Accrued liabilities	(1,988)	(2,037)
Other	269	334

	5,157	5,323

Deferred income tax liabilities (assets):
Property, plant and equipment	32,436	31,659
Accrued liabilities	(15,769)	(13,027)
Tax credits and carryforwards	(13,862)	(12,565)
State net operating loss carryforwards	(6,963)	(6,223)
Valuation allowance	416	304
Other	33	212

	(3,709)	360

Net deferred income tax liability	$1,448	$5,683

The Company’s results of operations are included in the consolidated Federal tax return of the Parent (See Footnote 14 to Consolidated Financial Statements). The Company has a net operating loss carryfoward for regular tax purposes of $21,100,000, which will expire after 2022. For financial reporting purposes, valuation allowances of $416,000 and $304,000 at August 31, 2003 and 2002, respectively, were recognized for state net operating loss carryforwards not anticipated to be realized before expiration.

The Tax Reform Act of 1986 created a separate parallel tax system called the Alternative Minimum Tax (“AMT”) system. AMT is calculated separately from the regular U.S. Federal income tax and is based on a flat rate of 20% applied to a broader tax base. The higher of the two taxes is paid. The excess AMT over regular tax

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities in excess of AMT liabilities of future years. The Company generated AMT credits in prior years of approximately $6,200,000 that is available to offset the regular tax liability in the future years.

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

The fair value of long-term debt (See Footnote 9 to Consolidated Financial Statements) was determined using the fair market value of the individual debt instruments. As of August 31, 2003, the carrying amount and estimated fair value of these debt instruments approximated $182,910,000 and $137,624,000, respectively.

13.    Contingencies

In addition to the environmental matters discussed in Footnote 15 to the Consolidated Financial Statements, the Company is a defendant in various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated financial position of the Company.

14.    Transactions with Affiliated Companies

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair (See Footnote 5 to Consolidated Financial Statements, Item 8). The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental of approximately $5,200,000, which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2003, 2002 and 2001, $5,215,000, $3,481,000 and $0 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 18 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2003, 2002 and 2001, the Company billed the affiliate $761,000, $525,000 and $0 for management fees and overhead expenses incurred in the management and operation of the 18 retail units which amount was deducted from expenses. As of August 31, 2003 and 2002, the Company owed the affiliate $229,000 and $69,000 under the terms of the agreement.

Effective June 1, 2001, the Company sold certain intangible assets to an unrelated entity and realized a $3,000,000 gain on the transaction which was recorded in other income. Concurrent with the sale, the Company entered into a 50% joint venture with the entity for the marketing of asphalt products. The joint venture is accounted for using the equity method of accounting. As part of its investment in the joint venture, the Company transferred $1,013,000 of inventory to it. For the years ended August 31, 2003, 2002 and 2001, net sales to the joint venture amounted to $5,373,000, $4,756,000, and $1,810,000 respectively. As of August 31, 2003 and 2002, the Company had a receivable from the joint venture of $1,529,000 and $1,085,000, respectively, under the terms of the agreement.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. The excess of the sales price over the net historic cost of the assets and liabilities of $9,498,000 (net of income taxes) was credited to additional paid-in capital during the fiscal year ended August 31, 2001. The Company used $12,150,000 of the proceeds to purchase $17,165,000 of 10.75% Senior Unsecured Notes due June 9, 2007 (See Footnote 9 to Consolidated Financial Statements, Item 8). The balance of the proceeds were used for capital expenditures.

Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2003, 2002 and 2001, the Company billed the affiliate $1,554,000, $1,436,000 and $1,301,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 50 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2003, 2002 and 2001, net sales to the affiliate amounted to $44,816,000, $35,617,000 and $41,768,000, respectively. As of August 31, 2003 and 2002, the Company owed the affiliate $318,000 and $711,000, respectively, under the terms of the agreement.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2003, 2002 and 2001, such fees amounted to approximately $1,000,000, $1,000,000 and $991,000, respectively.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to tax years ended August 31, 1997 through August 31, 2001, totaled $609,000 and have been recorded as a distribution in fiscal 2002.

The Company paid an insurance premium of $102,000 during the fiscal year ending August 31, 2003 on behalf of a non subsidiary affiliate which is included in amounts due from affiliated companies at August 31, 2003. This receivable was subsequently paid by the affiliate.

An affiliate of the Company leased 8 retail gas stations and convenience stores to the Company under various operating leases which expired in 2001. Rent expense relating to these leases amounted to $20,000 for the year ended August 31, 2001.

15.    Environmental Matters And Other Contingencies

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

Due to the nature of the Company’s business, the Company is and will continue to be subject to various environmental claims, legal actions, and complaints. The Company believes that the claims asserted by the United States Environmental Protection Agency pursuant to certain Notices of Violation and an Administrative Order have been resolved on terms that will not have a material adverse effect upon the consolidated operations

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or financial condition of the Company. In the opinion of management, all other current matters are without merit or are of such kind or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated financial position or operations of the Company.

In addition to the foregoing proceedings, the Company and its subsidiaries are from time to time parties to various legal proceedings that arise in the ordinary course of their respective business operations. These proceedings include various administrative actions relating to Federal, state and local environmental laws and regulations. The Company believes that if these legal proceedings in which it is currently involved are determined against the Company, they would not result in a material adverse effect on the Company’s operations or its consolidated financial condition. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

The management of the Company believes that remediation and related environmental costs incurred during the normal course of business are not expected to be material.

16.    Segments of Business

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names at a network of Company-operated retail units. and convenience and grocery items through Company-owned gasoline stations and convenience stores under the, Red Apple Food Mart® and Country Fair® brand names.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the reportable segments are the same as those described in Footnote 1 to Consolidated Financial Statements. Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following table.

	Year Ended August 31,
	2003	2002	2001
	(in thousands)
Net Sales
Retail	$718,904	$580,078	$516,541
Wholesale	571,447	471,938	592,024

	$1,290,351	$1,052,016	$1,108,565

Intersegment Sales
Wholesale	$235,724	$182,834	$236,539

Operating Income (Loss)
Retail	$10,627	$4,656	$7,014
Wholesale	2,496	(25,356)	35,469

	$13,123	$(20,700)	$42,483

Total Assets
Retail	$119,709	$127,712	$103,161
Wholesale	241,719	243,728	252,396

	$361,428	$371,440	$355,557

Depreciation and Amortization
Retail	$3,923	$3,638	$2,916
Wholesale	8,296	8,136	7,797

	$12,219	$11,774	$10,713

Capital Expenditures
Retail	$2,456	$4,552	$3,704
Wholesale	6,768	5,747	6,348

	$9,224	$10,299	$10,052

17.    Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $200,000,000 Senior Unsecured Note Indenture due June 9, 2007. Financial information for the Company’s wholly-owned subsidiary guarantors (See Footnote 9 to Consolidated Financial Statements) is as follows:

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	August 31, 2003
	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$3,383	$10,436	$—	$13,819
Accounts receivable, net	31,780	10,952	—	42,732
Inventories	55,435	20,688	—	76,123
Prepaid expenses and other assets	9,453	883	—	10,336
Refundable income taxes	—	—	—	—
Amounts due from affiliated companies	1,186	(547)	—	639
Intercompany	88,123	19,467	(107,590)	—

Total current assets	189,360	61,879	(107,590)	143,649

Property, plant and equipment, net	117,149	69,730	—	186,879
Investment in affiliated company	574	—	—	574
Deferred financing costs, net	2,963	—	—	2,963
Goodwill and other non-amortizable assets	—	11,849	—	11,849
Amortizable intangible assets	—	3,588	—	3,588
Deferred turnaround costs & other assets	8,204	1,184	(1,171)	8,217
Deferred income taxes	7,455	(3,746)	—	3,709

	$325,705	$144,484	$(108,761)	$361,428

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$31,500	$—	$—	$31,500
Current installments of long-term debt	89	594	—	683
Accounts payable	19,906	15,205	—	35,111
Accrued liabilities	11,708	3,999	—	15,707
Sales, use and fuel taxes payable	14,891	2,962	—	17,853
Deferred income taxes	5,123	34	—	5,157
Amounts due to affiliated companies	—	—	—	—
Intercompany	—	107,590	(107,590)	—

Total current liabilities	83,217	130,384	(107,590)	106,011

Long term debt: less current installments	180,375	1,852	—	182,227
Deferred income taxes	1,037	(1,037)	—	—
Deferred gain on settlement of pension plan obligations	1,130	—	—	1,130
Deferred retirement benefits	27,174	1,224	—	28,398
Other noncurrent liabilities	—	1,687	—	1,687

Total liabilities	292,933	134,110	(107,590)	319,453

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—
Additional paid-in capital	7,150	10,651	(1,153)	16,648
Retained earnings	26,662	(295)	—	26,367
Accumulated other comprehensive loss	(1,040)	—	—	(1,040)

Total stockholder’s equity	32,772	10,374	(1,171)	41,975

	$325,705	$144,484	$(108,761)	$361,428

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	August 31, 2002
	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$4,254	$9,261	$—	$13,515
Accounts receivable, net	22,584	11,281	—	33,865
Inventories	71,939	21,628	—	93,567
Prepaid expenses and other assets	8,574	2,605	—	11,179
Refundable income taxes	3,300	—	—	3,300
Amounts due from affiliated companies	—	—	—	—
Intercompany	93,867	18,892	(112,759)	—

Total current assets	204,518	63,667	(112,759)	155,426

Property, plant and equipment, net	118,840	71,054	—	189,894
Investment in affiliated company	1,707	—	—	1,707
Deferred financing costs, net	3,641	—	—	3,641
Goodwill and other non-amortizable assets	—	11,849	—	11,849
Amortizable intangible assets	—	4,170	—	4,170
Deferred turnaround costs & other assets	4,891	1,033	(1,171)	4,753
Deferred income taxes	—	—	—	—

	$333,597	$151,773	$(113,930)	$371,440

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$24,314	$—	$—	$24,314
Current installments of long-term debt	86	150	—	236
Accounts payable	34,384	16,263	—	50,647
Accrued liabilities	10,083	3,919	—	14,002
Sales, use and fuel taxes payable	15,228	3,289	—	18,517
Deferred income taxes	5,746	(423)	—	5,323
Amounts due to affiliated companies	(640)	780	—	140
Intercompany	—	112,759	(112,759)	—

Total current liabilities	89,201	136,737	(112,759)	113,179

Long term debt: less current installments	180,462	1,401	—	181,863
Deferred income taxes	(3,227)	3,587	—	360
Deferred gain on settlement of pension plan obligations	1,345	—	—	1,345
Deferred retirement benefits	22,643	1,504	—	24,147
Other noncurrent liabilities	—	2,350	—	2,350

Total liabilities	290,424	145,579	(112,759)	323,244

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—
Additional paid-in capital	7,150	10,651	(1,153)	16,648
Retained earnings	36,113	(4,475)	—	31,638
Accumulated other comprehensive loss	(90)	—	—	(90)

Total stockholder’s equity	43,173	6,194	(1,171)	48,196

	$333,597	$151,773	$(113,930)	$371,440

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2003
	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$807,171	$723,384	$(240,204)	$1,290,351
Costs of goods sold	781,053	617,733	(240,204)	1,158,582

Gross profit (loss)	26,118	105,651	—	131,769

Expenses:
Selling, general and administrative expenses	16,253	90,174	—	106,427
Depreciation and amortization expenses	8,123	4,096	—	12,219

Total operating expenses	24,376	94,270	—	118,646

Operating income (loss)	1,742	11,381	—	13,123

Other income (expense):
Interest expense, net	(17,176)	(4,164)	—	(21,340)
Other, net	(1,633)	342	—	(1,291)
Costs associated with terminated acquisition	—	—	—	—
Equity in net earnings of affiliate	867	—	—	867
Gain on early extinguishment of debt	—	—	—	—

	(17,942)	(3,822)	—	(21,764)

Income (loss) before income tax expense (benefit)	(16,200)	7,559	—	(8,641)

Income tax expense (benefit):
Current	(3,542)	3,800	—	258
Deferred	(3,207)	(421)	—	(3,628)

	(6,749)	3,379	—	(3,370)

Net income (loss)	$(9,451)	$4,180	$—	$(5,271)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended August 31, 2002
	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$654,772	$584,801	$(187,557)	$1,052,016
Costs of goods sold	656,695	497,507	(187,557)	966,645

Gross profit (loss)	(1,923)	87,294	—	85,371

Expenses:
Selling, general and administrative expenses	16,670	77,627	—	94,297
Depreciation and amortization expenses	7,964	3,810	—	11,774

Total operating expenses	24,634	81,437	—	106,071

Operating income (loss)	(26,557)	5,857	—	(20,700)

Other income (expense):
Interest expense, net	(15,544)	(4,190)	—	(19,734)
Other, net	(1,926)	581	—	(1,345)
Costs associated with terminated acquisition	—	—	—	—
Equity in net earnings of affiliate	1,242	—	—	1,242
Gain on early extinguishment of debt	—	—	—	—

	(16,228)	(3,609)	—	(19,837)

Income (loss) before income tax expense (benefit)	(42,785)	2,248	—	(40,537)

Income tax expense (benefit):
Current	(3,840)	1,138	—	(2,702)
Deferred	(12,939)	45	—	(12,894)

	(16,779)	1,183	—	(15,596)

Net income (loss)	$(26,006)	$1,065	$—	$(24,941)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended August 31, 2001
	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$828,563	$521,276	$(241,274)	$1,108,565
Costs of goods sold	770,943	452,466	(241,274)	982,135

Gross profit (loss)	57,620	68,810	—	126,430

Expenses:
Selling, general and administrative expenses	16,257	56,977	—	73,234
Depreciation and amortization expenses	7,626	3,087	—	10,713

Total operating expenses	23,883	60,064	—	83,947

Operating income (loss)	33,737	8,746	—	42,483

Other income (expense):
Interest expense, net	(12,966)	(6,479)	—	(19,445)
Other, net	1,816	20	—	1,836
Costs associated with terminated acquisition	(1,300)	—	—	(1,300)
Equity in net earnings of affiliate	516	—	—	516
Gain on early extinguishment of debt	5,210	—	—	5,210

	(6,724)	(6,459)	—	(13,183)

Income (loss) before income tax expense (benefit)	27,013	2,287	—	29,300

Income tax expense (benefit):
Current	7,251	(370)	—	6,881
Deferred	3,847	1,293	—	5,140

	11,098	923	—	12,021

Net income (loss)	$15,915	$1,364	$—	$17,279

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2003
	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,026	$3,366	$—	$7,392

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	—	—	—
Purchase of investment securities	—	—	—	—
Sale of investment securities	—	—	—	—
Additions to property, plant and equipment	(6,397)	(1,646)	—	(8,043)
Additions to turnaround costs	(5,361)	(258)	—	(5,619)
Proceeds from asset dispositions	17	—	—	17

Net cash provided by (used in) investing activities	(11,741)	(1,904)	—	(13,645)

Cash flows from financing activities:
Net borrowings (reductions) on revolving credit facility	7,186	—	—	7,186
Dividends	—	—	—	—
Principal reductions of long-term debt	(92)	(287)	—	(379)
Deferred financing costs	(250)	—	—	(250)

Net cash provided by (used in) financing activities	6,844	(287)	—	6,557

Net increase (decrease) in cash and cash equivalents	(871)	1,175	—	304
Cash and cash equivalents, beginning of year	4,254	9,261	—	13,515

Cash and cash equivalents, end of year	$3,383	$10,436	$—	$13,819

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended August 31, 2002
	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(40,076)	$24,097	$—	$(15,979)

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(16,900)	—	(16,900)
Purchase of investment securities	—	—	—	—
Sale of investment securities	—	—	—	—
Additions to property, plant and equipment	(5,251)	(3,810)	—	(9,061)
Additions to turnaround costs	(1,415)	—	—	(1,415)
Proceeds from asset dispositions	—	3	—	3

Net cash provided by (used in) investing activities	(6,666)	(20,707)	—	(27,373)

Cash flows from financing activities:
Net borrowings (reductions) on revolving credit facility	24,314	—	—	24,314
Dividends	(2,130)	—	—	(2,130)
Principal reductions of long-term debt	(71)	(156)	—	(227)
Deferred financing costs	(314)	—	—	(314)

Net cash provided by (used in) financing activities	21,799	(156)	—	21,643

Net increase (decrease) in cash and cash equivalents	(24,943)	3,234	—	(21,709)
Cash and cash equivalents, beginning of year	29,197	6,027	—	35,224

Cash and cash equivalents, end of year	$4,254	$9,261	$—	$13,515

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended August 31, 2001
	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$56,024	$(16,959)	$—	$39,065

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	—	—	—
Purchase of investment securities	(3,714)	—	—	(3,714)
Sale of investment securities	3,497	—	—	3,497
Additions to property, plant and equipment	(6,313)	(3,739)	—	(10,052)
Additions to turnaround costs	(4,306)	—	—	(4,306)
Proceeds from asset dispositions	2	23,548	—	23,550

Net cash provided by (used in) investing activities	(10,834)	19,809	—	8,975

Cash flows from financing activities:
Net borrowings (reductions) on revolving credit facility	—	—	—	—
Dividends	(5,917)	—	—	(5,917)
Principal reductions of long-term debt	(14,183)	(146)	—	(14,329)
Deferred financing costs	—	—	—	—

Net cash provided by (used in) financing activities	(20,100)	(146)	—	(20,246)

Net increase (decrease) in cash and cash equivalents	25,090	2,704	—	27,794
Cash and cash equivalents, beginning of year	4,107	3,323	—	7,430

Cash and cash equivalents, end of year	$29,197	$6,027	$—	$35,224

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Quarterly Financial Data (unaudited)

	Net Sales	Gross Profit	Net Income (Loss)
	(in thousands)
2003
First Quarter	$293,305	$27,986	$(4,218)
Second Quarter	311,429	41,542	3,662
Third Quarter	331,124	27,690	(4,808)
Fourth Quarter	354,493	34,551	93
2002
First Quarter	$228,504	$5,120	$(12,620)
Second Quarter	214,728	25,418	(3,852)
Third Quarter	278,408	33,669	129
Fourth Quarter	330,376	21,164	(8,598)

Gross profit during the first quarter of 2002 was abnormally low due to lower industry wholesale margins and slightly lower discounts on heavy high-sulfur crude oil grades processed by the Company.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)–15(e) and 15(d)–15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended August 31, 2003, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

(b)	There have not been any significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of December 1, 2003 with respect to all directors and executive officers of the Company.

Name	Age	Director Since	Position	Principal Occupation for the Past 5 Years
John A. Catsimatidis	55	1986	Chairman of the Board, Chief Executive Officer, Director	Chairman of the Board, Chief Executive Officer and President of Red Apple Group, Inc. (a holding company for certain businesses, including the Company and corporations which operate supermarkets in New York); Chief Executive Officer and Director of Gristede’s Foods, Inc., a public company whose common stock is listed on the American Stock Exchange and operates supermarkets in New York; a director of News Communications, Inc., a public company whose stock is traded over-the-counter and Fonda Paper Company, Inc., a privately held company.

Myron L. Turfitt	51	1988	President, Chief Operating Officer, Director	President and Chief Operating Officer of the Company since September 1996. From June 1987 to September 1996 he was Chief Financial Officer and Executive Vice President of the Company.

Name	Age	Director Since	Position	Principal Occupation for the Past 5 Years
Thomas C. Covert	69	1988	Vice Chairman and Director	Vice Chairman of the Company since September 1996. From December 1987 to September 1996 he was Executive Vice President and Chief Operating Officer of the Company.

Ashton L. Ditka	62	—	Senior Vice President—Marketing	Senior Vice President—Marketing of the Company since July 1990.

Thomas E. Skarada	61	—	Vice President—Refining	Vice President—Refining of the Company since February 1996. From September 1994 to February 1996 he was Assistant Vice President—Refining.

Frederick J. Martin Jr.	49	—	Vice President—Supply and Transportation	Vice President—Supply and Transportation of the Company since February 1993.

James E. Murphy	58	—	Vice President and Chief Financial Officer	Chief Financial Officer of the Company since January 1997. He was Vice President—Finance from April 1995 to December 1996.

John R. Wagner	44	—	Vice President, General Counsel and Secretary	Vice President, General Counsel, and Secretary of the Company since August 1997. Prior to joining the Company, Mr. Wagner served as Counsel to Dollar Bank, F.S.B. from 1988 until assuming his current position.

Dennis E. Bee, Jr.	61	—	Treasurer	Treasurer of the Company since May 1988.

Martin R. Bring	61	1988	Director	Stockholder in the law firm of Anderson Kill & Olick, P.C.; since February 1, 2002; Partner in the law firm of Wolf, Block, Schorr and Solis-Cohen LLP and predecessor firm for more than five years prior thereto. He has also served as a Director of Gristede’s Foods, Inc. since 1988.

Evan Evans	77	1997	Director	Chairman of Holvan Properties, Inc., a privately owned petroleum industry consulting firm since 1983. He is also a director of U.S. Energy Systems, Inc., a public company whose common stock is quoted on the Nasdaq Small Cap Market, and of Alexander-Allen, Inc., a privately owned company which

Name	Age	Director Since	Position	Principal Occupation for the Past 5 Years
				owns a refinery in Alabama, which is currently shutdown. He has been a director of both of these companies since 1994.

Kishore Lall	56	1997	Director	Chief Financial Officer of Gristede’s Foods, Inc. since August 2003. Executive Vice President—Finance and Administration and Secretary of Gristede’s Foods, Inc. since May 2002; Director of Gristede’s Foods, Inc. since 1997; Director of the Company since October 1997; consultant to Red Apple Group, Inc. from January 1997 to October 1997; private investor from June 1994 to December 1996; Senior Vice President and Head of Commercial Banking of ABN AMRO Bank, New York branch from January 1991 until May 1994.

Douglas Lemmonds	56	1997	Director	Executive Vice President, SunTrust Bank, Washington, DC since 2002. Previously, Mr. Lemmonds was Managing Director and Chief Operating Officer, Private Banking-Americas of the Deutsche Bank Group from May 1996, until August 1999 when he served as an independent consultant. Before working for Deutsche Bank, he was Regional Director of the Northeast Regional Office of The Private Bank, Bank of America NT&SA.

Andrew Maloney	71	1997	Director	Counsel to De Feis O’Connell & Rose, a New York law firm since January 2003. Counsel to Kramer Levin Naftalis & Frankel, LLP in New York from April 1998 until December 2002. Partner of Brown & Wood LLP, a New York law firm, from December 1992 to April 1998. From June 1986 to December 1992 he was the United States Attorney for the Eastern District of New York. He has also served as a Director of Gristede’s Foods, Inc., since May 2002.

Name	Age	Director Since	Position	Principal Occupation for the Past 5 Years
Dennis Mehiel	60	1997	Director	Chairman and Chief Executive Officer of The Fonda Group, Inc., since 1988. Since 1966 he has been the Chairman of Four M, a converter and seller of interior packaging, corrugated sheets and corrugated containers, which he co-founded, and since 1977 (except during a leave of absence from April 1994 through July 1995) he has been the Chief Executive Officer of Four M. Mr. Mehiel is also the Chairman of Mannkraft Corporation, a manufacturer of corrugated containers, and Chief Executive Officer and Chairman of Creative Expressions, Group, Inc.

Audit Committee

The Company does not have a class of securities listed on a national securities exchange or national securities association subject to the requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Consequently, the Company does not have an audit committee at this time, and has not designated an audit committee financial expert. However, the Company is reviewing whether it would be appropriate to appoint an audit committee consisting of independent members of its board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth for the three fiscal years ended August 31, 2001, 2002 and 2003 the compensation paid by the Company to its Chairman of the Board and Chief Executive Officer and each of the four other executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended August 31, 2003.

SUMMARY COMPENSATION TABLE

	Year	Annual Compensation		Other Annual Compensation ($)(1)	Other Compensation ($)(2)
Name & Principal Position		Salary ($)	Bonus ($)
John A. Catsimatidis	2003	$360,000	$308,000	$—	$1,602
Chairman of the Board &	2002	360,000	355,000	—	7,864
Chief Executive Officer	2001	360,000	355,000	—	8,985

Myron L. Turfitt	2003	$235,000	$260,000	$4,372	$1,172
President &	2002	235,000	300,000	5,460	6,231
Chief Operating Officer	2001	235,000	300,000	5,354	6,096

Ashton L. Ditka	2003	$158,400	$7,920	$1,932	$2,705
Senior Vice President	2002	158,817	25,000	2,117	7,530
Marketing	2001	148,400	16,500	2,013	7,682

Thomas E. Skarada	2003	$133,100	$6,655	$5,507	$2,677
Vice President	2002	133,604	25,000	6,813	6,235
Refining	2001	121,000	18,000	6,376	6,399

John R. Wagner	2003	$112,000	$5,600	$8,080	$1,312
Vice President, General Counsel	2002	112,458	30,000	8,204	3,777
and Secretary	2001	101,000	30,000	7,617	3,510

(1)	Amounts include automobile allowances.
(2)	Amounts include Company matching contributions under the Company’s 401(K) Incentive Savings Plan for fiscal years 2001, 2002 and September through December 2002; and health and term life insurance benefits.

Pension Plan

The Company maintains a defined benefit pension plan for eligible employees. The following table shows estimated annual benefits payable upon retirement in specified compensation categories and years of service classifications.

Pension Plan Table

	Years of Service
Average Earnings	15	20	25	30	35
$100,000	$17,036	$22,714	$28,393	$34,071	$39,750
$125,000	21,723	28,964	36,205	43,446	50,687
$150,000	26,411	35,214	44,018	52,821	61,625
$200,000 or more	30,161	40,214	50,268	60,321	70,375

The benefit formula is based on the average earnings of the participant for the three years in which such participant’s earnings were the highest. Earnings include salary and bonus up to a maximum of $200,000 per year. Benefits are calculated by multiplying the sum of (a) 1.1% of average earnings up to the Social Security compensation base, plus (b) 1.25% of average earnings in excess of the Social Security compensation base, by

(c) the number of years of service. Payments of retirement benefits are not reduced by any Social Security benefits received by the participant. Effective May 2001, for purposes of calculating retirement benefits, the Company has fixed the Social Security compensation base at $76,200.

Assuming that the following officers continue to be employed by the Company until they reach age 65, their credited years of service will be as follows:

Name of Individual	Current Years of Service	Years of Service At Age 65
John A. Catsimatidis	17	27
Myron L. Turfitt	25	39
Ashton L. Ditka	27	30
Thomas E. Skarada	10	14
John R. Wagner	6	27

Compensation Of Directors

Non-officer directors receive a stipend of $15,000 per year and $1,000 for each meeting attended.

Employment and Consulting Agreements

Mr. Thomas C. Covert has entered into a Deferred Compensation Agreement with the Company pursuant to which since the date of his retirement on September 1, 1996, the Company has been paying Mr. Covert a retirement benefit at the rate of approximately $12,300 per year. The benefit is payable to Mr. Covert until his death, whereupon Mr. Covert’s surviving spouse, if any, is entitled to a benefit of approximately $6,150 per year until her death.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding ownership of Common Stock on December 1 , 2003 by: (i) each stockholder known to the Company to own beneficially, directly or indirectly, more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s directors; and (iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investing power with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class
John A. Catsimatidis 823 Eleventh Avenue New York, NY 10019	100	100%

All officers and directors as a group (15 persons)	100	100%

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair (See Footnote 5 to Consolidated Financial Statements, Item 8). The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental of approximately $5,200,000, which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2003, 2002 and 2001, $5,215,000, $3,481,000 and $0 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 18 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2003, 2002 and 2001, the Company billed the affiliate $761,000, $525,000 and $0 for management fees and overhead expenses incurred in the management and operation of the 18 retail units which amount was deducted from expenses. As of August 31, 2003 and 2002, the Company owed the affiliate $229,000 and $69,000 under the terms of the agreement.

Effective June 1, 2001, the Company sold certain intangible assets to an unrelated entity and realized a $3,000,000 gain on the transaction which was recorded in other income. Concurrent with the sale, the Company entered into a 50% joint venture with the entity for the marketing of asphalt products. The joint venture is accounted for using the equity method of accounting. As part of its investment in the joint venture, the Company transferred $1,013,000 of inventory to it. For the years ended August 31, 2003, 2002 and 2001, net sales to the joint venture amounted to $5,373,000, $4,756,000, and $1,810,000 respectively. As of August 31, 2003 and 2002, the Company had a receivable from the joint venture of $1,529,000 and $1,085,000, respectively, under the terms of the agreement.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. The excess of the sales price over the net historic cost of the assets and liabilities of $9,498,000 (net of income taxes) was credited to additional paid-in capital during the fiscal year ended August 31, 2001. The Company used $12,150,000 of the proceeds to purchase $17,165,000 of 10.75% Senior Unsecured Notes due June 9, 2007 (See Footnote 9 to Consolidated Financial Statements, Item 8). The balance of the proceeds were used for capital expenditures.

Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2003, 2002 and 2001, the Company billed the affiliate $1,554,000, $1,436,000 and $1,301,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 50 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2003, 2002 and 2001, net sales to the affiliate amounted to $44,816,000, $35,617,000 and $41,768,000, respectively. As of August 31, 2003 and 2002, the Company owed the affiliate $318,000 and $711,000, respectively, under the terms of the agreement.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2003, 2002 and 2001, such fees amounted to approximately $1,000,000, $1,000,000 and $991,000, respectively.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to tax years ended August 31, 1997 through August 31, 2001, totaled $609,000 and have been recorded as a distribution in fiscal 2002.

The Company paid an insurance premium of $102,000 during the fiscal year ending August 31, 2003 on behalf of a non subsidiary affiliate which is included in amounts due from affiliated companies at August 31, 2003. This receivable was subsequently paid by the affiliate in September 2003.

An affiliate of the Company leased 8 retail gas stations and convenience stores to the Company under various operating leases which expired in 2001. Rent expense relating to these leases amounted to $20,000 for the year ended August 31, 2001.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following represents amounts billed and amounts expected to be billed to the Company for the professional services of BDO Seidman, LLP rendered during fiscal years 2003 and 2002:

	2003	2002
Audit Fees	$328,480	$340,760
Audit - Related Fees(1)	$75,000	$54,210
Tax Fees	$—	$—
All Other Fees	$—	$—

Total	$403,480	$394,970

(1)	Services provided under this category consist of $75,000 and $40,000 for the audits of the Company’s employee benefit plans in 2003 and 2002, respectively and $14,210 in 2002 related to due diligence procedures performed on the Company’s Country Fair acquisition.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) Financial	Statements

A list of all financial statements filed as part of this report is contained in the index to Item 8, which index is incorporated herein by reference.

(2)	Financial Statement Schedules

Report of Independent Certified Public Accountants Schedule II—Valuation and Qualifying Accounts

(3)	Exhibits

Number	Description
3.1	Certificate of Incorporation of United Refining Company (“URC”). Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-35083) (the “Registration Statement”).

3.2	Bylaws of URC. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

3.3	Certificate of Incorporation of United Refining Company of Pennsylvania (“URCP”). Incorporated by reference to Exhibit 3.3 to the Registration Statement.

3.4	Bylaws of URCP. Incorporated by reference to Exhibit 3.4 to the Registration Statement.

3.5	Certificate of Incorporation of Kiantone Pipeline Corporation (“KPC”). Incorporated by reference to Exhibit 3.5 to the Registration Statement.

3.6	Bylaws of KPC. Incorporated by reference to Exhibit 3.6 to the Registration Statement.

3.7	Certificate of Incorporation of Kiantone Pipeline Company (“KPCY”). Incorporated by reference to Exhibit 3.7 to the Registration Statement.

3.8	Bylaws of KPCY. Incorporated by reference to Exhibit 3.8 to the registration Statement.

3.9	Certificate of Incorporation of Kwik Fill, Inc. (“KFI”). Incorporated by reference to Exhibit 3.9 to the Registration Statement.

3.10	Bylaws of KFI. Incorporated by reference to Exhibit 3.10 to the Registration Statement.

3.11	Certificate of Incorporation of Independent Gasoline & Oil Company of Rochester, Inc. (“IGOCRI”). Incorporated by reference to Exhibit 3.11 to the Registration Statement.

3.12	Bylaws of IGOCRI. Incorporated by reference to Exhibit 3.12 to the Registration Statement.

3.13	Certificate of Incorporation of Bell Oil Corp. (“BOC”). Incorporated by reference to Exhibit 3.13 to the Registration Statement.

3.14	Bylaws of BOC. Incorporated by reference to Exhibit 3.14 to the Registration Statement.

3.15	Certificate of Incorporation of PPC, Inc. (“PPCI”). Incorporated by reference to Exhibit 3.15 to the Registration Statement.

3.16	Bylaws of PPCI. Incorporated by reference to Exhibit 3.16 to the Registration Statement.

3.17	Certificate of Incorporation of Super Test Petroleum, Inc. (“STPI”). Incorporated by reference to Exhibit 3.17 to the Registration Statement.

3.18	Bylaws of STPI. Incorporated by reference to Exhibit 3.18 to the Registration Statement.

3.19	Certificate of Incorporation of Kwik-Fil, Inc. (“K-FI”). Incorporated by reference to Exhibit 3.19 to the Registration Statement.

Number	Description
3.20	Bylaws of K-FI. Incorporated by reference to Exhibit 3.20 to the Registration Statement.

3.21	Certificate of Incorporation of Vulcan Asphalt Refining Corporation (“VARC”). Incorporated by reference to Exhibit 3.21 to the Registration Statement.

3.22	Bylaws of VARC. Incorporated by reference to Exhibit 3.22 to the Registration Statement.

3.23	Certificate of Incorporation of United Jet Center, Inc. (“UJCI”). Incorporated by reference to Exhibit 3.23 to the Registration Statement.

3.24	Bylaws of UJCI. Incorporated by reference to Exhibit 3.24 to the Registration Statement.

4.1	Indenture dated as of June 9, 1997 between URC, URCP, KPC, KPCY, KFI, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, UJCI and IBJ Schroder Bank & Trust Company (“Schroder”), relating to the 10 3/4% Series A Senior Notes due 2007. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Form of Note. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

10.1	Purchase Agreement dated June 4, 1997 between URC, URCP, KPC, KPCY, KFI, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, UJCI, Dillion, Read & Co. Inc. (“DRCI”) and Bear, Stearns & Co. Inc. (“BSCI”). Incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.2	Registration Rights Agreement dated June 9, 1997 between URC, URCP, KPC, KPCY, KFI, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, UJCI, DRCI, and BSCI. Incorporated by reference to Exhibit 10.2 to the Registration Statement.

10.3	Escrow Agreement dated June 9, 1997 between Schroder, as Escrow Agent, Schroder, as Trustee, and URC. Incorporated by reference to Exhibit 10.3 to the Registration Statement.

10.4	Servicing Agreement dated June 9, 1997 between URC and Red Apple Group, Inc. Incorporated by reference to Exhibit 10.4 to the Registration Statement.

10.5	Deferred Compensation Agreement dated September 1, 1996 with Thomas C. Covert. Incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10K for fiscal year ended August 31, 1998.

10.6	Amended and Restated Credit Agreement dated July 12, 2002 by and among URC, URCP, KPC, Country Fair and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.21 of Registrant’s Quarterly Report on Form 10Q for fiscal quarter ended May 31, 2002.

10.7	Amendment to Credit Agreement dated as of July 12, 2002 by and among URC, URCP, KPC, Country Fair and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10K for fiscal year ended August 31, 2002.

10.8	Limited Waiver and Amendment No 3 to Credit Agreement dated as of March 24, 2003 by and among, URC, URCP, KPC, Country Fair and the Banks thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.13 of Registrant’s Quarterly Report on Form 10Q for fiscal quarter ended May 31, 2003.

*14.1	Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002.

21.1	Subsidiaries of the Registrants. A) Incorporated by reference to Exhibit 21.1 to the Registration Statement. B) Country Fair, Inc. Incorporated in the Commonwealth of Pennsylvania in 1965, doing business as “Country Fair”.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	Reports on Form 8-K

None

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and

Stockholder of United Refining Company

The audits referred to in our report dated October 31, 2003 relating to the consolidated financial statements of United Refining Company and Subsidiaries included the audits of the financial statement Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended August 31, 2003. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, such financial statement Schedule—Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.

/s/    BDO SEIDMAN, LLP

New York, New York

October 31, 2003

UNITED REFINING COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End Of Period
Year ended August 31, 2001: Reserves and allowances deducted from asset accounts: Allowance for uncollectible Accounts	$460	$1,455	$(545)	$1,370

Year ended August 31, 2002: Reserves and allowances deducted from asset accounts: Allowance for uncollectible Accounts	$1,370	$420	$(395)	$1,395

Year ended August 31, 2003: Reserves and allowances deducted from asset accounts: Allowance for uncollectible Accounts	$1,395	$440	$(366)	$1,469

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 1, 2003

UNITED REFINING COMPANY

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2003

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	December 1, 2003

/s/ Thomas C. Covert Thomas C. Covert	Vice Chairman and Director	December 1, 2003

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2003

/s/ Martin R. Bring Martin R. Bring	Director	December 1, 2003

/s/ Evan Evans Evan Evans	Director	December 1, 2003

/s/ Kishore Lall Kishore Lall	Director	December 1, 2003

/s/ Douglas Lemmonds Douglas Lemmonds	Director	December 1, 2003

/s/ Andrew Maloney Andrew Maloney	Director	December 1, 2003

/s/ Dennis Mehiel Dennis Mehiel	Director	December 1, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 1, 2003

UNITED REFINING COMPANY OF PENNSYLVANIA

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2003

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer	December 1, 2003

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 1, 2003

KIANTONE PIPELINE CORPORATION

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2003

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	December 1, 2003

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 1, 2003

KIANTONE PIPELINE COMPANY

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2003

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	December 1, 2003

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 1, 2003

UNITED JET CENTER, INC.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2003

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	December 1, 2003

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 1, 2003

VULCAN ASPHALT REFINING CORPORATION

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2003

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	December 1, 2003

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 1, 2003

KWIK-FIL, INC.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2003

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	December 1, 2003

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 1, 2003

KWIK-FILL, INC.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2003

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	December 1, 2003

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 1, 2003

INDEPENDENT GASOLINE & OIL COMPANY OF ROCHESTER, INC.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2003

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	December 1, 2003

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 1, 2003

BELL OIL CORP.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2003

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	December 1, 2003

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 1, 2003

PPC, INC.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2003

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	December 1, 2003

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 1, 2003

SUPER TEST PETROLEUM, INC.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2003

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	December 1, 2003

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2003

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Corporation during the fiscal year ended August 31, 2003.