Form 10-Q
period 2003-11-30
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2004-01-14
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED NOVEMBER 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-35083

UNITED REFINING COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1411751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Bradley Street Warren, Pennsylvania	16365
(Address of principal executive office)	(Zip Code)

814-726-4674

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of shares outstanding of Registrant’s Common Stock as of January 14, 2004: 100.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	Primary Standard Industrial Classification Number	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	4612	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	4600	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	5541	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	4500	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	5541	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	5170	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	5541	38-1884781	333-35083-07
PPC, Inc.	Ohio	5541	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	5541	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	5541	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	2911	23-2486891	333-35083-10

				PAGE(S)
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – November 30, 2003 (unaudited) and August 31, 2003			4

	Consolidated Statements of Operations – Three Months Ended November 30, 2003 and 2002 (unaudited)			5

	Consolidated Statements of Cash Flows – Three Months Ended November 30, 2003 and 2002 (unaudited)			6

	Notes to Consolidated Financial Statements (unaudited)			7-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations			15-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk			22

Item 4.	Controls and Procedures			22

PART II.	OTHER INFORMATION			23

Item 6.	Exhibits and Reports on Form 8-K			23

		Signatures		24-35

	(a)	Exhibit Index

		Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302

		Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302

		Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906

		Exhibit 99.1	Press release announcing first fiscal quarter operating results

	(b)	No reports on Forms 8-K have been filed for the quarter for which this report is being filed.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	November 30, 2003 (Unaudited)	August 31, 2003
Assets
Current:
Cash and cash equivalents	$11,811	$13,819
Accounts receivable, net	37,278	42,732
Inventories	89,543	76,123
Prepaid expenses and other assets	16,423	10,336
Amounts due from affiliated companies, net	—	639

Total current assets	155,055	143,649
Property, plant and equipment, net	185,947	186,879
Investment in affiliated company	640	574
Deferred financing costs, net	2,739	2,963
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	3,561	3,588
Deferred turnaround costs and other assets, net	8,088	8,217
Deferred income taxes	—	3,709

	$367,879	$361,428

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$30,500	$31,500
Current installments of long-term debt	649	683
Accounts payable	34,852	35,111
Accrued liabilities	20,590	15,707
Sales, use and fuel taxes payable	16,250	17,853
Deferred income taxes	4,168	5,157
Amounts due to affiliated companies, net	426	—

Total current liabilities	107,435	106,011
Long term debt: less current installments	182,062	182,227
Deferred income taxes	161	—
Deferred gain on settlement of pension plan obligations	1,076	1,130
Deferred retirement benefits	28,680	28,398
Other noncurrent liabilities	2,033	1,687

Total liabilities	321,447	319,453

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share—shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	16,648	16,648
Retained earnings	30,824	26,367
Accumulated other comprehensive loss	(1,040)	(1,040)

Total stockholder’s equity	46,432	41,975

	$367,879	$361,428

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended November 30,
	2003	2002
Net sales	$330,815	$293,305
Costs of goods sold	287,004	265,319

Gross profit	43,811	27,986

Expenses:
Selling, general and administrative expenses	27,503	26,328
Depreciation and amortization expenses	3,204	3,303

Total operating expenses	30,707	29,631

Operating income (loss)	13,104	(1,645)

Other income (expense):
Interest expense, net	(5,170)	(5,201)
Other, net	(532)	(68)
Equity in net earnings of affiliate	66	51

	(5,636)	(5,218)

Income (loss) before income tax expense (benefit)	7,468	(6,863)
Income tax expense (benefit)	3,011	(2,645)

Net income (loss)	$4,457	$(4,218)

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Three Months Ended November 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$4,457	$(4,218)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,146	4,214
Equity in net earnings of affiliate	(66)	(51)
Deferred income taxes	2,881	(3,110)
Loss on asset dispositions	94	33
Cash used in working capital items	(9,967)	(1,789)
Change in operating assets and liabilities:
Deferred retirement benefits	282	(609)
Other noncurrent liabilities	224	(316)

Total adjustments	(2,406)	(1,628)

Net cash provided by (used in) operating activities	2,051	(5,846)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,217)	(2,048)
Additions to turnaround costs	(643)	(1,930)

Net cash used in investing activities	(2,860)	(3,978)

Cash flows from financing activities:
Net (reductions) borrowings on revolving credit facility	(1,000)	5,686
Principal reductions of long-term debt	(199)	(49)

Net cash (used in) provided by financing activities	(1,199)	5,637

Net decrease in cash and cash equivalents	(2,008)	(4,187)
Cash and cash equivalents, beginning of year	13,819	13,515

Cash and cash equivalents, end of year	$11,811	$9,328

Cash used in working capital items:
Accounts receivable, net	$5,454	$(1,258)
Inventories	(13,420)	12,881
Prepaid expenses and other assets	(6,087)	(1,861)
Refundable income taxes	—	—
Accounts payable	(259)	(20,074)
Accrued liabilities	4,883	9,486
Amounts due to affiliated companies, net	1,065	1,037
Income taxes payable	—	—
Sales, use and fuel taxes payable	(1,603)	(2,000)

Total change	$(9,967)	$(1,789)

Cash paid (received) during the period for:
Interest	$515	$595
Income taxes	$(14)	$145

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Description of Business and Basis of Presentation

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

2.    Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of Interpretation 46 are applicable no later than the end of the first reporting period ending after December 15, 2003.

If any entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur, receives a majority of the entity’s expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim period or annual period ending after December 15, 2003. This deferral applies only if (1) the variable interest entity was created before February 1, 2003 and (2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46.

The Company does not expect Interpretation 46 to have a material impact on its consolidated financial position or results of operations.

3.    Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $200,000,000 Senior Unsecured Note Indenture due June 9, 2007. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	November 30, 2003
	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$2,859	$8,952	$—	$11,811
Accounts receivable, net	27,175	10,103	—	37,278
Inventories	69,875	19,668	—	89,543
Prepaid expenses and other assets	12,956	3,467	—	16,423
Amounts due from affiliated companies, net	—	—	—	—
Intercompany	86,284	19,249	(105,533)	—

Total current assets	199,149	61,439	(105,533)	155,055

Property, plant and equipment, net	116,430	69,517	—	185,947
Investment in affiliated company	640	—	—	640
Deferred financing costs, net	2,739	—	—	2,739
Goodwill and other non-amortizable assets	—	11,849	—	11,849
Amortizable intangible assets, net	—	3,561	—	3,561
Deferred turnaround costs & other assets, net	7,606	1,653	(1,171)	8,088
Deferred income taxes	—	—	—	—

	$326,564	$148,019	$(106,704)	$367,879

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$30,500	$—	$—	$30,500
Current installments of long-term debt	91	558	—	649
Accounts payable	22,015	12,837	—	34,852
Accrued liabilities	15,993	4,597	—	20,590
Sales, use and fuel taxes payable	13,830	2,420	—	16,250
Deferred income taxes	4,134	34	—	4,168
Amounts due to affiliated companies, net	10	416	—	426
Intercompany	—	105,533	(105,533)	—

Total current liabilities	86,573	126,395	(105,533)	107,435

Long term debt: less current installments	180,352	1,710	—	182,062
Deferred income taxes	(3,373)	3,534	—	161
Deferred gain on settlement of pension plan obligations	1,076	—	—	1,076
Deferred retirement benefits	27,659	1,021	—	28,680
Other noncurrent liabilities	—	2,033	—	2,033

Total liabilities	292,287	134,693	(105,533)	321,447

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—
Additional paid-in capital	7,150	10,651	(1,153)	16,648
Retained earnings	28,167	2,657	—	30,824
Accumulated other comprehensive loss	(1,040)	—	—	(1,040)

Total stockholder’s equity	34,277	13,326	(1,171)	46,432

	$326,564	$148,019	$(106,704)	$367,879

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	August 31, 2003
	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$3,383	$10,436	$—	$13,819
Accounts receivable, net	31,780	10,952	—	42,732
Inventories	55,435	20,688	—	76,123
Prepaid expenses and other assets	9,453	883	—	10,336
Amounts due from affiliated companies, net	1,186	(547)	—	639
Intercompany	88,123	19,467	(107,590)	—

Total current assets	189,360	61,879	(107,590)	143,649

Property, plant and equipment, net	117,149	69,730	—	186,879
Investment in affiliated company	574	—	—	574
Deferred financing costs, net	2,963	—	—	2,963
Goodwill and other non-amortizable assets	—	11,849	—	11,849
Amortizable intangible assets, net	—	3,588	—	3,588
Deferred turnaround costs & other assets, net	8,204	1,184	(1,171)	8,217
Deferred income taxes	7,455	(3,746)	—	3,709

	$325,705	$144,484	$(108,761)	$361,428

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$31,500	$—	$—	$31,500
Current installments of long-term debt	89	594	—	683
Accounts payable	19,906	15,205	—	35,111
Accrued liabilities	11,708	3,999	—	15,707
Sales, use and fuel taxes payable	14,891	2,962	—	17,853
Deferred income taxes	5,123	34	—	5,157
Amounts due to affiliated companies, net	—	—	—	—
Intercompany	—	107,590	(107,590)	—

Total current liabilities	83,217	130,384	(107,590)	106,011

Long term debt: less current installments	180,375	1,852	—	182,227
Deferred income taxes	1,037	(1,037)	—	—
Deferred gain on settlement of pension plan obligations	1,130	—	—	1,130
Deferred retirement benefits	27,174	1,224	—	28,398
Other noncurrent liabilities	—	1,687	—	1,687

Total liabilities	292,933	134,110	(107,590)	319,453

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—
Additional paid-in capital	7,150	10,651	(1,153)	16,648
Retained earnings	26,662	(295)	—	26,367
Accumulated other comprehensive loss	(1,040)	—	—	(1,040)

Total stockholder’s equity	32,772	10,374	(1,171)	41,975

	$325,705	$144,484	$(108,761)	$361,428

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended November 30, 2003
	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$205,274	$183,089	$(57,548)	$330,815
Costs of goods sold	191,224	153,328	(57,548)	287,004

Gross profit	14,050	29,761	—	43,811

Expenses:
Selling, general and administrative expenses	4,698	22,805	—	27,503
Depreciation and amortization expenses	2,144	1,060	—	3,204

Total operating expenses	6,842	23,865	—	30,707

Operating income (loss)	7,208	5,896	—	13,104

Other income (expense):
Interest expense, net	(4,231)	(939)	—	(5,170)
Other, net	(572)	40	—	(532)
Equity in net earnings of affiliate	66	—	—	66

	(4,737)	(899)	—	(5,636)

Income (loss) before income tax expense (benefit)	2,471	4,997	—	7,468
Income tax expense (benefit)	966	2,045	—	3,011

Net income (loss)	$1,505	$2,952	$—	$4,457

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended November 30, 2002
	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$173,260	$176,557	$(56,512)	$293,305
Costs of goods sold	170,769	151,062	(56,512)	265,319

Gross profit	2,491	25,495	—	27,986

Expenses:
Selling, general and administrative expenses	4,035	22,293	—	26,328
Depreciation and amortization expenses	2,170	1,133	—	3,303

Total operating expenses	6,205	23,426	—	29,631

Operating income (loss)	(3,714)	2,069	—	(1,645)

Other income (expense):
Interest expense, net	(4,125)	(1,076)	—	(5,201)
Other, net	(270)	202	—	(68)
Equity in net earnings of affiliate	51	—	—	51

	(4,344)	(874)	—	(5,218)

Income (loss) before income tax expense (benefit)	(8,058)	1,195	—	(6,863)
Income tax expense (benefit)	(3,189)	544	—	(2,645)

Net income (loss)	$(4,869)	$651	$—	$(4,218)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended November 30, 2003
	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,071	$(20)	$—	$2,051

Cash flows from investing activities:
Additions to property, plant and equipment	(1,425)	(792)	—	(2,217)
Additions to deferred turnaround costs	(149)	(494)	—	(643)

Net cash used in investing activities	(1,574)	(1,286)	—	(2,860)

Cash flows from financing activities:
Net (reductions) borrowings on revolving credit facility	(1,000)	—	—	(1,000)
Principal reductions of long-term debt	(21)	(178)	—	(199)

Net cash (used in) provided by financing activities	(1,021)	(178)	—	(1,199)

Net decrease in cash and cash equivalents	(524)	(1,484)	—	(2,008)
Cash and cash equivalents, beginning of year	3,383	10,436	—	13,819

Cash and cash equivalents, end of period	$2,859	$8,952	$—	$11,811

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended November 30, 2002
	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(4,863)	$(983)	$—	$(5,846)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,709)	(339)	—	(2,048)
Additions to deferred turnaround costs	(1,907)	(23)	—	(1,930)

Net cash used in investing activities	(3,616)	(362)	—	(3,978)

Cash flows from financing activities:
Net (reductions) borrowings on revolving credit facility	5,686	—	—	5,686
Principal reductions of long-term debt	(11)	(38)	—	(49)

Net cash (used in) provided by financing activities	5,675	(38)	—	5,637

Net decrease in cash and cash equivalents	(2,804)	(1,383)	—	(4,187)
Cash and cash equivalents, beginning of year	4,254	9,261	—	13,515

Cash and cash equivalents, end of period	$1,450	$7,878	$—	$9,328

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.    Segments of Business

Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended November 30,
	2003	2002
Net Sales
Retail	$181,863	$175,659
Wholesale	148,952	117,646

	$330,815	$293,305

Intersegment Sales
Wholesale	$56,322	$55,614

Operating Income (Loss)
Retail	$5,789	$2,154
Wholesale	7,315	(3,799)

	$13,104	$(1,645)

Depreciation and Amortization
Retail	$1,012	$1,071
Wholesale	2,192	2,232

	$3,204	$3,303

	November 30, 2003	August 31, 2003
Total Assets
Retail	$122,165	$119,709
Wholesale	245,714	241,719

	$367,879	$361,428

Capital Expenditures (including non-cash)
Retail	$762	$2,456
Wholesale	1,455	6,768

	$2,217	$9,224

5.    Secured Credit Facility

The Company’s secured credit facility currently provides for revolving credit loans and letters of credit in the amount of $50,000,000. The Company is currently negotiating with the Agent Bank to increase the facility commitment to $75,000,000 on a permanent basis; however, there are no assurances that such increase will be granted.

UNITED REFINING COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10Q includes statements that constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

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

Recent Developments

Fiscal first quarter 2004 worldwide crude oil prices, as indicated by prices of crude oil contracts on the New York Mercantile Exchange (NYMEX), averaged $30.09/BBL and remained volatile. NYMEX crude oil prices for the second fiscal quarter of 2004 have continued to be volatile as seen by the current high price for February delivered crude oil, which has averaged almost $34/BBL for the first nine days of January. NYMEX average crude oil price for calendar 2003 was $30.81/BBL, $5.56/BBL above the prior year, and the highest average price in 20 years – reflecting a year of geopolitical tensions, especially in the Middle East, supply disruptions from producers such as Venezuela, Nigeria and Iraq, increased speculation and lean crude oil stocks in the US.

The recent crude oil price is uncharacteristically high and is due partially to the current cold weather, which fosters expectations that the already lean crude oil stocks may decrease further and that the cold Northeast may significantly reduce the current product stock inventories.

For first quarter fiscal 2004 compared to the prior year quarter, the Company’s average crude run cost per barrel increased 3.0% reflecting the 4.1% market trend mentioned above. The higher crude prices are keeping gasoline and diesel prices high, despite a comfortable supply.

Compared to the prior year quarter, retail gasoline margins per gallon increased 39.6% and retail distillate margins per gallon increased 41.8%, which contributed to increased gross profit. Additionally, when comparing the first quarter fiscal 2004 to the fourth quarter fiscal 2003, the Company realized a 33.1% increase in retail gasoline margins per gallon and a 14.6% increase in retail distillate margins per gallon.

Positive results were also seen in the wholesale sector as price increases were realized for wholesale gasoline (11.0%) and distillate (3.5%) while asphalt prices remained essentially unchanged. This profit improvement is due to a combination of market factors including the August 2003 electrical power blackout in the Northeast and Midwest, certain unplanned and scheduled refinery maintenance in regional refineries, higher light-heavy crude differential, and a more optimistic outlook for the U.S. economy. The pace of the economic recovery will be an important factor in determining future refinery margins.

The Company’s results continued to be influenced by the price discounts on heavy, sour crude oils. Since the refinery crude supply is comprised of approximately equal proportions of sour and sweet crude, the difference between their prices (“sweet-sour differential”) impacts the costs of goods sold and hence gross profit. For the recent quarter compared to the prior year quarter, the Company realized a favorable 25% increase in the light/heavy crude price differential. For the second fiscal quarter of 2004, this differential is expected to remain essentially the same or slightly better than the average for the first fiscal quarter.

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

Retail Operations:

	Three Months Ended November 30,
	2003	2002
	(dollars in thousands)
Net Sales
Petroleum	$137,268	$130,231
Merchandise and other	44,595	45,428

Total Net Sales	$181,863	$175,659

Costs of Goods Sold	$152,365	$150,237

Gross Profit	$29,498	$25,422

Operating Expenses	$23,709	$23,268

Segment Operating Income	$5,789	$2,154

Petroleum Sales (thousands of gallons)	86,013	89,770

Gross Profit
Petroleum(a)	$16,668	$12,438
Merchandise and other	12,830	12,984

	$29,498	$25,422

Petroleum margin ($/gallon)(b)	.1938	.1386

Merchandise margin (percent of sales)	28.8%	28.6%

(a)	Includes the effect of intersegment purchases from our wholesale segment at prices, which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters ended November 30, 2003 and November 30, 2002

Net Sales

Retail sales increased during 2003 by $6.2 million, or 3.5% from $175.7 million to $181.9 million. The retail sales increase was primarily due to a $7.0 million increase in petroleum sales, offset by a $.8 million decrease in merchandise sales. The petroleum sales increase results from a 10% increase in retail selling prices per gallon, offset by a 3.8 million gallon or 4% decrease in retail petroleum volume.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended November 30, 2003 by $2.2 million or 1.4% from $150.2 million to $152.4 million. The cost of gasoline increased 11.6%, on a per gallon basis, over fiscal quarter ended November 30, 2002. The cost of distillates increased 3.3%, on a per gallon basis, over the prior fiscal quarter. As a result costs of goods sold for petroleum purchases increased $4.2 million. Another increase to costs of goods sold was increased freight costs of $.1 million. Offsetting these increases were decreased fuel taxes of $1.5 million and decreased merchandise purchases of $.6 million.

Gross Profit/(Loss)

Retail gross profit increased during 2003 by $4.0 million or 16%. The Company increased its petroleum margins by $4.2 million offset by a merchandise margin decrease of $.2 million. These margin increases were a result of a 34% increase in petroleum margins.

Operating Expenses

Retail operating expenses increased during 2003 by $.4 million or 2%. Primarily contributing to the increases to operating expenses were increased environmental costs of $.1 million, increased credit/customer service costs of $.1 million, increased rent expense of $.1 million and other costs of $.1 million.

Wholesale Operations:

	Three Months Ended November 30,
	2003	2002
	(dollars in thousands)
Net Sales(a)	$148,952	$117,646
Costs of Goods Sold	134,639	115,082

Gross Profit	$14,313	$2,564

Operating Expenses	6,998	6,363

Segment Operating Income / (Loss)	$7,315	$(3,799)

Crude throughput (thousand barrels per day)	64.3	47.5

Refinery Product Yield

(thousands of barrels)

	Three Months Ended November 30,
	2003	2002
Gasoline and gasoline blendstock	2,668	2,231
Distillates	1,458	951
Asphalt	1,586	1,168
Butane, propane, residual products, internally produced fuel and other	630	559

Total Product Yield	6,342	4,909

% Heavy Crude Oil of Total Refinery Throughput(b)	53%	54%

Product Sales

(dollars in thousands) (a)

	Three Months Ended November 30,
	2003	2002
Gasoline and gasoline blendstock	$56,618	$43,879
Distillates	39,645	31,521
Asphalt	49,678	39,516
Other	3,011	2,730

	$148,952	$117,646

Product Sales

(thousand of barrels) (a)

	Three Months Ended November 30,
	2003	2002
Gasoline and gasoline blendstock	1,435	1,235
Distillates	1,084	892
Asphalt	2,010	1,598
Other	145	144

	4,674	3,869

Average Prices ($ / gallon)

	Three Months Ended November 30,
	2003	2002
Gasoline and gasoline blendstock	.9391	.8459
Distillates	.8710	.8419
Asphalt	.5884	.5889
Other	.4959	.4513

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters ended November 30, 2003 and November 30, 2002

Net Sales

Wholesale sales increased during 2003 by $31.3 million or 26.6% from $117.6 million to $148.9 million. The wholesale sales increase was due to a 4.8% increase in wholesale prices and a 20.8% increase in wholesale volume. Contributing to the increased sales volume was a 35.3% increase in crude runs for the three months ended November 30, 2003 as compared to the prior year period.

Costs of Goods Sold

Wholesale costs of goods sold increased during 2003 by $19.6 million or 17.0% from $115.0 million to $134.6 million. The increase in wholesale costs of goods was primarily due to a 35.3% increase in crude throughput volume and a 2.2% increase in the Company’s average crude oil purchase price for the fiscal quarter ended November 30, 2003 as compared to the prior year period. The refinery throughput volume increase for the first fiscal quarter of 2004 resulted from the fact that the Company had a 21 day shutdown of units at the refinery during the prior year period ending November 30, 2002. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 4.1% as compared to the prior year period.

Gross Profit/(Loss)

Wholesale gross profit increased $11.7 million from $2.6 million for fiscal quarter ended November 30, 2002 to $14.3 million for the fiscal quarter ended November 30, 2003. This increase was primarily due to the increase in wholesale sales volume, increased wholesale selling prices and to 25.3% higher discounts on heavy high-sulfur crude oil grades processed by the Company.

Operating Expenses

Operating expenses increased during 2003 by $.6 million over such expenses for 2002. For 2003 operating expenses were $7.0 million, or 4.7% of net wholesale sales, compared to $6.4 million, or 5.4% of net wholesale sales for 2002. Operating expenses declined as a percentage of net sales from 5.4% to 4.7%.

Interest Expense

Net interest expense (interest expense less interest income) remained relatively consistent between fiscal quarter ended November 30, 2003 and fiscal quarter ended November 30, 2002. The Company did reduce the amount of interest expense for borrowings on its revolving credit facility; however, offsetting this decrease was a reduction in interest income earned.

Income Tax Expense/(Benefit)

The Company’s effective tax rate for the fiscal quarter ended November 30, 2003 was approximately 40.3% compared to a rate of 38.5% for fiscal quarter ended November 30, 2002. The increase is primarily due to an increase in permanent differences.

Liquidity and Capital Resources

The Company operates in an environment where its liquidity and capital resources are impacted by changes in the price of crude oil and refined petroleum products, availability of credit, market uncertainty and a variety of additional factors beyond the Company’s control. Included in such factors are, among others, the level of customer product demand, weather conditions, governmental regulations, worldwide political conditions and overall market and economic conditions. For further information related to risks and other factors, see “Forward-Looking Statements” in Item 2.

The following table summarizes selected measure of liquidity and capital sources (in thousands):

	November 30, 2003	August 31, 2003
Cash and cash equivalents	$11,811	$13,819
Working capital	47,620	37,638
Debt	$213,211	$214,410

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. The Company believes available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

The Company’s cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During the fiscal quarter ended November 30, 2003, significant uses of cash includes $2.2 million for purchases of property, plant and equipment, $1.2 million of reductions to debt and $.6 million for additions to refinery turnaround costs.

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

Working capital (current assets minus current liabilities) at November 30, 2003 was $47.6 million and at August 31, 2003 was $37.6 million. The Company’s current ratio (current assets divided by current liabilities) was 1.4:1 at November 30, 2003 and 1.4:1 at August 31, 2003.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company’s secured revolving credit facility (the “facility”) with PNC Bank, N.A. as Agent Bank. This is a $50,000,000 revolving facility, which was renewed for five years on July 12, 2002 and amended on November 27, 2002 and February 19 and March 24, 2003. At November 30, 2003, there was approximately $18,885,000 unused and available on the facility.

The facility expires on May 9, 2007, and is secured by certain cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company’s earnings and is based on the higher of the bank’s prime rate or Federal funds rate for base rate borrowings and the LIBOR rate for Euro-Rate borrowings. The Company and the participating banks amended the facility on March 24, 2003, allowing for a temporary increase in the facility commitment from $50,000,000 to $70,000,000. The temporary increase expired as of September 30, 2003 and the facility has reverted to the original $50,000,000. Additionally, the amendment revised select covenant calculations, including the fixed charge coverage ratio and redefined select definitions. The Company is currently negotiating with the Agent Bank to increase the facility commitment to $75,000,000 on a permanent basis; however, there are no assurances that such increase will be granted.

In addition, the Company had outstanding letters of credit of $615,000 as of November 30, 2003.

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

If any entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur, receives a majority of the entity’s expected residual returns if they occur, or both. Where it is reasonably possible that the enterprise will consolidate or disclose information about a variable interest entity, the enterprise must disclose the nature, purpose, size and activity of the variable interest entity and the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim period or annual period ending after December 15, 2003. This deferral applies only if (1) the variable interest entity was created before February 1, 2003 and (2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46.

The Company does not expect Interpretation 46 to have a material impact on its consolidated financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses its revolving credit facility to finance a portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. At November 30, 2003, the Company was exposed to the risk of market price declines with respect to a substantial portion of its crude oil and refined product inventories.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal quarter ended November 30, 2003, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

(b)	There have not been any significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302
		Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302
		Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
		Exhibit 99.1	Press release announcing first fiscal quarter operating results

	(b)	No reports on Forms 8-K have been filed for the quarter for which this report is being filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2004

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2004

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2004

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2004

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2004

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2004

KWIK FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2004

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2004

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2004

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2004

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2004

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2004

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer