Form 10-K
period 2004-08-31
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2004-11-24
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2004

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

As of November 24, 2004, 100 shares of the Registrant’s common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant’s are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

Documents Incorporated by Reference: None

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10

ITEM 1.    BUSINESS.

Introduction

We are the leading integrated refiner and marketer of petroleum products in our primary market area, which encompasses western New York and northwestern Pennsylvania. We own and operate a medium complexity 65,000 barrel per day (“bpd”) petroleum refinery in Warren, Pennsylvania where we produce a variety of products, including various grades of gasoline, diesel fuel, kerosene, No. 2 heating oil and asphalt. Operations are organized into two business segments: wholesale and retail. The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers.

The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names at a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names. As of August 31, 2004, we operated 372 units, of which, 185 units are owned, 127 units are leased, and the remaining stores are operated under a management agreement. Approximately 22% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. For the year ended August 31, 2004 (sometimes referred to as “fiscal 2004”), approximately 81% and 19% of our gasoline and distillate production, respectively, was sold through our retail network.

For the fiscal year ended August 31, 2004, we had total net sales of $1.5 billion, of which approximately 54% were derived from gasoline sales, approximately 34% were from sales of other petroleum products and 12% were from sales of merchandise and other revenue. Our capacity utilization rates have ranged from approximately 90% to approximately 100% over the last five years.

We believe that the location of our 65,000 bpd refinery in Warren, Pennsylvania provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100-mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, we have experienced approximately 1.82 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. For the fiscal year ended August 31, 2004, our transportation cost advantage was approximately 1.95 cents per gallon. We own and operate the Kiantone Pipeline, a 78-mile long crude oil pipeline which connects the refinery to Canadian, U.S. and world crude oil sources through the Enbridge Pipelines Inc. and affiliates (collectively, “Enbridge”) pipeline system. Utilizing the storage capability of the pipeline, we are able to blend various grades of crude oil from different suppliers, allowing us to efficiently schedule production while managing feedstock mix and product yields in order to optimize profitability.

It is our view that the high construction costs and the stringent regulatory requirements inherent in petroleum refinery operations make it uneconomical for new competing refineries to be constructed in our primary market area. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and we believe that no significant production from such refinery is currently shipped into our primary market area.

Our primary market area is western New York and northwestern Pennsylvania and our core market area encompasses our Warren County base and the eight contiguous counties in New York and Pennsylvania. Our retail gasoline and merchandise sales are split approximately 59% / 41% between rural and urban markets. Margins on gasoline sales are traditionally higher in rural markets, while gasoline sales volume is greater in urban markets. Our urban markets include Buffalo, Rochester and Syracuse, New York and Erie, Pennsylvania.

As of August 31, 2004, 175 of our retail units were located in New York, 184 in Pennsylvania and 13 in Ohio. In fiscal year 2004, approximately 81% of the refinery’s gasoline production was sold through our retail network. In addition to gasoline, all units sell convenience merchandise, 103 are QSRs including franchise operations and seven of the units are full-service truck stops. Customers may pay for purchases with credit cards including our own Kwik Fill® credit card. In addition to this credit card, we maintain a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins.

We intend to commence our delayed Coker and related infrastructure project in the first quarter of 2005, at which time we plan to raise the necessary financing and commence construction. We expect an approximate three-year construction and start-up period, with commercial operations commencing in the first quarter of 2008.

A delayed Coker converts the heaviest portion of crude oil that would otherwise produce asphalt or residual fuel oil into lighter material which can be blended into higher priced gasoline and distillate. This will allow us to take advantage of significant discounts for heavy grades of crude oil versus lighter grades by purchasing a higher percentage of these discounted heavy grades without uneconomically increasing our asphalt production or decreasing our gasoline and distillate production.

We anticipate that this project will be financed through a newly formed project company by way of a combination of senior tax-exempt debt, subordinated debt, and/or equity totaling approximately $400 million to $450 million. This project company will own the delayed Coker and related infrastructure and lease them to us on a fully net basis. The availability of future borrowings and access to the capital markets for equity financing for this project depends on prevailing market conditions and the acceptability of financing terms offered to us. There can be no assurance that future borrowings or equity financing will be available to us, or available on acceptable terms, in amounts sufficient to fund the needs of the delayed Coker and related infrastructure project.

In connection with this project, we are currently negotiating with Canadian crude oil suppliers to provide a long-term crude oil supply agreement, contribute equity or subordinated debt, and provide a floor on the differential between light and heavy crude oil. We expect this project to position us to be able to process a heavier sour crude slate and thereby maximize the benefit of a favorable light/heavy crude differential.

On October 8, 2003, the Pennsylvania Department of Environmental Protection (“DEP”) issued air and water permits to us at our Warren, Pennsylvania Refinery authorizing the construction and operation of a delayed coker unit among other refinery upgrades. The Coker and other improvements, if financed and constructed, will allow the refinery to process a 100% heavy, sour crude slate, increase crude oil throughput to 70,000 bpd and will allow it to meet new low sulfur fuel requirements.

As used herein, the term “The Company” refers to United Refining Company together with its consolidated subsidiaries.

Recent Developments

The annual shut down of the refinery’s reformer unit was completed in November 2004 to regenerate the reformer catalyst. The reformer unit was shut down for 9 days from November 2 to November 11. We also decided to shut down the crude unit for minor maintenance during the period of the reformer unit shutdown, at which time crude oil throughput would have been otherwise restricted. The crude unit was shut down for 5 days from November 3 to November 8. The crude unit maintenance enables us to defer the crude units major turnaround from October 2005 to October 2006.

On August 6, 2004, we completed a private placement offering of $200,000,000 in Senior Notes due 2012 which bear an interest rate of 10.5%. The notes were issued at 98.671% of par to yield 10 3/4% to maturity, resulting in a debt discount of $2,658,000, which will be amortized over the life of the notes using the interest method. The net proceeds of the offering of $191,600,000 were used to retire all of our outstanding 10 3/4% Senior Unsecured Notes due 2007, Series B, pay accrued interest of $3,700,000 and a redemption premium related thereto and to pay a dividend of $5,000,000 to the Company’s stockholder. A loss of $6,770,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $3,228,000, a write-off of deferred financing costs of $1,990,000 and additional interest paid of $1,552,000. Such notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries (see Notes 9 and 17 to Consolidated Financial Statements, Item 8). The notes will be eligible for resale under Rule 144A of the Securities Act of 1933.

Industry Overview

We are a regional refiner and marketer located primarily in PADD I. As of January 1, 2004, there were 16 operable refineries operating in PADD I with a combined crude processing capacity of 1.7 million bpd, representing approximately 10% of U.S. refining capacity. Petroleum product consumption during calendar year 2003 in PADD I averaged 6.25 million bpd, representing approximately 31% of U.S. demand based on industry statistics reported by the EIA. According to the EIA, prime supplier sales volume of gasoline in the region grew by approximately 7.7% during the five-year period ending December 2003. Refined petroleum production in PADD I is insufficient to satisfy demand for such products in the region, making PADD I a net importer of such products.

We believe that domestic refining capacity utilization is close to maximum sustainable limits because of the existing high throughput coupled with a minimal change in refining capacity. We believe that high utilization rates coupled with little anticipated crude capacity expansion is likely to result in sustainable current operating margins in the refining industry over the long term.

Asphalt is a residual product of the crude oil refining process, which is used primarily for construction and maintenance of roads and highways and as a component of roofing shingles. Distribution of asphalt is localized, usually within a distance of 150 miles from a refinery or terminal, and demand is influenced by levels of federal, state, and local government funding for highway construction and maintenance and by levels of roofing construction activities. We believe that an ongoing need for highway maintenance and domestic economic growth will sustain asphalt demand.

Refining Operations

Our refinery is located on a 92-acre site in Warren, Pennsylvania. The refinery has a nominal capacity of 65,000 bpd of crude oil processing and averaged saleable production of approximately 65,200 bpd during fiscal 2004.

The West End of the refinery consisting of the FCC Unit, polymerization unit, alkylation unit and sulfur recovery unit-2 was shut down April 4, 2004 for a scheduled 26-day turnaround. The FCC had been on-stream for 41 months between turnarounds.

The major activity in addition to normal shutdown maintenance was the replacement of FCC regenerator cyclones and expansion joints which were original equipment having functioned for 23 years. Metallurgical testing during prior turnarounds enabled us to extend the useful life of this equipment beyond a normal life expectancy of 15 years. For more on the scheduled maintenance turnaround, see “Refining Operations—Refinery Turnarounds.”

We believe our geographic location in the product short PADD I is a significant marketing advantage. Our refinery is located in northwestern Pennsylvania and is geographically distant from the majority of PADD I refining capacity. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and we believe that no significant production from such refinery is currently shipped into our primary market area (see Note 16 to Consolidated Financial Statements, Item 8).

Products

We produce three primary petroleum products: gasoline, middle distillates, and asphalt. We presently produce two grades of unleaded gasoline, 87-octane regular and 93-octane premium. We also blend our 87 and

93 octane gasoline to produce a mid-grade 89-octane. In fiscal year 2004, approximately 81% of our gasoline production was sold through our retail network and the remaining 19% of such production was sold to wholesale customers.

Middle distillates include kerosene, diesel fuel, and heating oil (No. 2 oil). For the fiscal year ended August 31, 2004, approximately 81% of our distillate production was sold to wholesale customers and the remaining 19% through our retail network.

We optimize our bottom of the barrel processing by producing asphalt, a higher value alternative to residual fuel oil. Asphalt production as a percentage of all refinery production has exceeded 22% over the last five fiscal years due to our ability and decision to process a larger amount of less costly heavy higher sulfur content crude oil in order to realize higher overall refining margins.

Refining Process

Our production of petroleum products from crude oil involves many complex steps, which are briefly summarized below.

We seek to maximize refinery profitability by selecting crude oil and other feedstocks taking into account factors including product demand and pricing in our market areas as well as price, quality and availability of various grades of crude oil. We also consider product inventory levels and any planned turnarounds of refinery units for maintenance. The combination of these factors is optimized by a sophisticated proprietary linear programming computer model, which selects the most profitable feedstock and product mix. The linear programming model is continuously updated and improved to reflect changes in the product market place and in the refinery’s processing capability.

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

The long molecular chains of the heavy atmospheric and vacuum distillates are broken or “cracked” in the fluid catalytic cracking (FCC) unit and separated and recovered in the gas concentration unit to produce fuel gas, propylene, butylene, LPG, gasoline, light cycle oil and clarified oil. Fuel gas is burned within the refinery, propylene is fed to a polymerization unit which polymerizes its molecules into a larger chain to produce an 87 octane gasoline component, butylene is fed into an alkylation unit to produce a gasoline component and LPG is treated to remove trace quantities of water and then sold. Clarified oil is burned in the refinery or sold. Various refinery gasoline components are blended together in refinery tankage to produce 87 octane and 93 octane finished gasoline. Likewise, light cycle oil is blended with other distillates to produce low sulfur diesel and No. 2 fuel oil. A portion of the FCC gasoline is hydrotreated in order to meet new more stringent legally mandated limits on gasoline sulfur content which took effect January 1, 2004.

Our refining configuration allows the processing of a wide variety of crude oil inputs. During the past five years our inputs have been of Canadian origin and range from light low sulfur (38 degrees API, 0.5% sulfur) to high sulfur heavy asphaltic (21 degrees API, 3.5% sulfur). Our ability to market asphalt on a year round basis enables us to purchase selected heavier crude oils at higher differentials and thus at a lower cost.

Supply of Crude Oil

Even though our crude supply is currently nearly all Canadian, it is not dependent on this source alone. Within 90 days, we could shift up to 80% of our crude oil requirements to some combination of domestic and offshore crude. With additional time, 100% of our crude requirements could be obtained from non-Canadian sources. 86% of our contracts with our crude suppliers are on a month-to-month evergreen basis, with 60-to-90 day cancellation provisions; 14% of our crude contracts are on an annual basis (with month to month pricing provisions). As of August 31, 2004, we had supply contracts with approximately 30 different suppliers for an aggregate of 58,000 bpd of crude oil. We have contracts with four vendors amounting to 69% of daily crude oil supply (none more than 16,000 barrels per day). None of the remaining suppliers accounted for more than 10% of our crude oil supply.

We access crude through the Kiantone Pipeline, which connects with the Enbridge pipeline system in West Seneca, New York, which is near Buffalo. The Enbridge pipeline system provides access to most North American and foreign crude oils through three primary routes: (i) Canadian crude oils are transported eastward from Alberta and other points in Canada; (ii) various mid-continent crude oils from Texas, Oklahoma and Kansas are transported northeast along the Ozark, Woodpat and Chicap Pipelines (foreign crude oils shipped on the Seaway system can also access this route), which connects to the Enbridge pipeline system at Mokena, Illinois; and (iii) foreign crude oils unloaded at the Louisiana Offshore Oil Port are transported north via the Capline and Chicap pipelines which connect to the Enbridge pipeline system at Mokena, Illinois.

The Kiantone Pipeline, a 78-mile Company-owned and operated pipeline, connects our West Seneca, New York terminal at the pipeline’s northern terminus to the refinery’s tank farm at its southern terminus. We completed construction of the Kiantone Pipeline in 1971 and have operated it continuously since then. We are the sole shipper on the Kiantone Pipeline, and can currently transport up to 70,000 bpd along the pipeline. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, licenses, permits, leases and similar agreements.

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

Refinery Turnarounds

Turnaround cycles vary for different refinery units. A planned turnaround of each of the two major refinery units (the crude unit and the fluid catalytic cracking unit) is conducted approximately every three to five years, during which time such units are shut down for internal inspection and repair. The most recent turnarounds occurred in October and November 2002 at our crude unit and its related processing equipment and in April 2004, at our FCC unit and its related processing equipment. A turnaround, which generally takes two to four weeks to complete in the case of the two major refinery units, consists of a series of moderate to extensive maintenance exercises. Turnarounds are planned and accomplished in a manner that allows for reduced production during maintenance instead of a complete plant shutdown. We defer the cost of turnarounds when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 3 to 10 years. Thus, we charge costs to production over the period most clearly benefited by the turnarounds.

The scheduled maintenance turnarounds during late October and early November 2002 and during April 2004 resulted in an inventory build-up (starting in August 2002 and February 2004, respectively) of petroleum products to meet minimum sales demand during the maintenance shutdown periods.

Marketing and Distribution

General

We have a long history of service within our market area. Our first retail service station was established in 1927 near the Warren refinery, and we have steadily expanded our distribution network over the years.

We maintain an approximate 59% / 41% split between sales at our rural and urban units. We believe this to be advantageous, balancing the higher gross margins and lower volumes often achievable due to decreased competition in rural areas with higher volumes and lower gross margins in urban areas. We believe that our network of rural convenience store units provide an important alternative to traditional grocery store formats. In fiscal year 2004, approximately 81% and 19% of our gasoline and distillate production, respectively, was sold through this retail network.

We also have a 50% interest in a joint venture with an unrelated entity for the marketing of asphalt products. This joint venture is accounted for using the equity method of accounting.

Retail Operations

As of August 31, 2004, we operated a retail-marketing network (including those stores operated under a management agreement) that includes 372 retail units, of which 175 are located in western New York, 184 in northwestern Pennsylvania and 13 in eastern Ohio. We own 185 of these units. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names and grocery items under the Red Apple Food Mart® and Country Fair® brand names. We believe that Red Apple Food Mart®, Kwik Fill®, Country Fair®, Keystone® and Citgo® are well-recognized names in our marketing areas. Approximately 22% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. We believe that the operation of our retail units provides us with a significant advantage over competitors that operate wholly or partly through dealer arrangements because we have greater control over pricing and operating expenses.

We classify our retail stores into four categories: convenience stores, limited gasoline stations, truck stop facilities, and other stores. Convenience stores sell a wide variety of foods, snacks, cigarettes, and beverages and also provide self-service gasoline. One hundred and three of our 372 retail outlets include QSRs where food is prepared on the premises for retail sales and also distribution to our other nearby units which do not have in-store delicatessens. Limited gasoline stations sell gasoline, cigarettes, oil and related car care products and provide full service for gasoline customers. Truckstop facilities sell gasoline and diesel fuel on a self-service and full-service basis. All truckstops include either a full or mini convenience store.

Total merchandise sales for fiscal year 2004 were $180.7 million, with a gross profit of approximately $51.7 million. Gross margins on the sale of convenience merchandise averaged 28.6% for fiscal 2004 and have been between 25% and 28.6% for the last five years, (see Note 16 to Consolidated Financial Statements, Item 8). In our experience, these sales are essentially unaffected by variations in crude oil and petroleum products prices.

Merchandise Supply

Our primary merchandise vendor is Tripifoods, which is located in Buffalo, New York. During fiscal year 2004, we purchased approximately 87% of our convenience merchandise from this vendor. Tripifoods supplies us with tobacco products, candy, deli foods, grocery, health and beauty products, and sundry items on a cost plus basis for resale. We also purchase coffee, dairy products, beer, soda, snacks, and novelty goods from direct store vendors for resale. We annually review our suppliers’ costs and services versus those of alternate suppliers. We believe that alternative sources of merchandise supply at competitive prices are readily available.

Location Performance Tracking

We maintain a store tracking mechanism to collect operating data including sales and inventory levels for our retail network. Data transmissions are made using personal computers, which are available at each location. Once verified, the data interfaces with a variety of retail accounting systems, which support daily, weekly, and monthly performance reports. These different reports are then provided to both the field management and administrative personnel. Upon completion of a capital project, management tracks “before and after” performance, to evaluate the return on investment which has resulted from the improvements.

Wholesale Marketing and Distribution

We sold in fiscal year 2004, on a wholesale basis, approximately 48,200 bpd of gasoline, distillate and asphalt products to distributor, commercial, and government accounts. In addition, we sell approximately 1,000 bpd of propane to liquefied petroleum gas marketers. In fiscal year 2004, our production of gasoline, distillate, and asphalt sold at wholesale was 19%, 81%, and 100%, respectively. We sell approximately 98% of our wholesale gasoline and distillate products from our refinery in Warren, PA, and our Company-owned and operated product terminals. The remaining 2% are sold through third-party exchange terminals.

Our wholesale gasoline customer base includes 54 branded dealer/distributor units operating under our proprietary “Keystone®” (including one Company-operated location) and “Kwik Fill®” brand names. Long-term dealer/distributor contracts accounted for approximately 19% of our wholesale gasoline sales in fiscal 2004. Supply contracts generally range from three to five years in length, with branded prices based on our prevailing wholesale rack price in Warren.

We believe that the location of our refinery provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100-mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, we have experienced an approximately 1.82 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. For the fiscal year ended August 31, 2004, our transportation cost advantage was approximately 1.95 cents per gallon. In addition to this transportation cost advantage, our proximity to local accounts allows it a greater range of shipment options, including the ability to deliver truckload quantities of approximately 210 barrels versus much larger 10,000 barrel pipeline batch deliveries, and faster response time, which we believe helps us provide enhanced service to our customers.

Our ability to market asphalt is critical to the performance of our refinery, since such marketing ability enables us to process lower cost higher sulfur content crude oils which in turn affords us higher refining margins. Sales of paving asphalt generally occur during the summer months (May 31 to October 31) due primarily to weather conditions. In order to maximize our asphalt sales, we have made substantial investments to increase our asphalt storage capacity through the installation of additional tanks, as well as through the purchase or lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is our ability to sell asphalt year-round to roofing shingle manufacturers. In fiscal year 2004, we sold 7.7 million barrels of asphalt while producing 6.4 million barrels. This difference is primarily attributed to us purchasing product for resale.

We have a significant share of the asphalt market in the cities of Pittsburgh, Pennsylvania and Rochester and Buffalo, New York. We distribute asphalt from the refinery by railcar and truck transport to our owned and leased asphalt terminals in such cities or their suburbs. Asphalt can be purchased in the Gulf Coast area and delivered by barge to third party or Company-owned terminals near Pittsburgh.

We also have a 50% interest in a joint venture with an entity for the marketing of asphalt products. This joint venture is accounted for using the equity method of accounting.

We use a network of six terminals to store and distribute refined products. This network provides gasoline, distillate, and asphalt storage capacities of approximately 505,000, 770,000 and 1,750,000 barrels, respectively, as of August 31, 2004.

During fiscal 2004, approximately 93% of our refined products were transported from the refinery via truck transports, with the remaining 7% transported by rail. The majority of our wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive costs. We also operate a fleet of ten tank trucks that supply approximately 25% of our Kwik Fill® retail stations.

Product distribution costs to both retail and wholesale accounts are minimized through product exchanges. Through these exchanges, we have access to product supplies at approximately 31 sources located throughout our retail marketing area. We seek to minimize retail distribution costs through the use of a system wide distribution model.

Environmental Considerations

General

We are subject to extensive federal, state and local laws and regulations relating to pollution and protection of the environment such as those governing releases of certain materials into the environment and the storage, treatment, transportation, disposal and clean-up of wastes, including, but not limited to, the Federal Clean Water Act as amended, the Clean Air Act as amended (“CAA”), the Resource Conservation and Recovery Act of 1976 as amended, the Comprehensive Environmental Response Compensation and Liability Act of 1980 as amended (“CERCLA”), and analogous state and local laws and regulations. As with the industry in general, compliance with existing and anticipated environmental laws and regulations increases the overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities.

The Clean Air Act Amendments of 1990

In 1990, the CAA was amended to greatly expand the role of the government in controlling product quality and air emissions. The legislation included provisions that have significantly impacted the manufacture of both gasoline and diesel fuel including the requirement for significantly lower sulfur content. In regards to emissions, the government has required increasingly stringent emission controls on process equipment. For example, we will need to comply with the second phase of regulations effective April 2005, establishing Maximum Achievable Control Technologies for petroleum refineries. These regulations, which became effective in April 2002, may require additional emission controls on certain refinery units.

Gasoline and Diesel Fuel Sulfur Content

In February 2000, the United States Environmental Protection Agency (“USEPA”) issued a final rule requiring a phased reduction of the sulfur content in gasoline to ultimately achieve 30 Parts Per Million (“PPM”). Many refiners had to make this reduction beginning in January 2004, but some smaller refiners and those in certain Western states will be allowed to phase down sulfur more slowly, reaching the 30 PPM level as late as January 2008. Although we are of comparable size to some of the small refiners granted more time to comply, we were not classified as a small refiner for this purpose, nor are our operations located in any of the Western states given additional time. However, the rule allows individual refiners to seek additional time to comply on a case-by-case basis at the discretion of the USEPA. We applied for and were granted additional time to phase down the sulfur content of gasoline. USEPA granted this relief in the form of a three-phase compliance approach giving us until January 2008 to meet the 30 PPM sulfur limit. We made the initial required sulfur reduction on January 1, 2004 by modifying the refinery kerosene hydrotreater to allow it to hydrotreat gasoline as well as kerosene.

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

We anticipate that a material investment of funds will be required before 2008 to comply with the low sulfur fuel requirements for both gasoline and diesel. It is believed that compliance with the low sulfur gasoline and diesel fuel mandates will require an estimated expenditure of approximately $15 to $30 million in capital improvements.

Competition

Petroleum refining and marketing is highly competitive. Our major retail competitors include British Petroleum, Amerada Hess, Mobil, Sunoco, Sheetz, Delta Sonic, and Uni-Marts. With respect to wholesale gasoline and distillate sales, we compete with Sunoco, Inc., Mobil, and other major refiners. We primarily compete with PetroCanada and Marathon Ashland Petroleum in the asphalt market. Many of our principal competitors are integrated multinational oil companies that are substantially larger and better known than us. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

The principal competitive factors affecting our refining operations are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution and transportation costs. Certain of our larger competitors have refineries, which are larger and more complex and, as a result, could have lower per barrel costs or higher margins per barrel of throughput. We have no crude oil reserves and are not engaged in exploration. We believe that we will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

The principal competitive factors affecting our retail marketing network are location of stores, product price and quality, appearance and cleanliness of stores and brand identification. Competition from large, integrated oil companies, as well as from convenience stores which sell motor fuel, is expected to continue. The principal competitive factors affecting our wholesale marketing business are quality and price of our products, reliability and availability of supply and location of distribution points.

Employees

As of August 31, 2004, we had approximately 4,173 employees; 1,961 full-time and 2,212 part-time employees. Approximately 3,536 persons were employed at our retail units, 397 persons at our refinery, Kiantone Pipeline and at terminals operated by us, with the remainder at our office in Warren, Pennsylvania. We have entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A, the International Union of Plant Guard Workers of America Local No. 502 and General Teamsters Local Union No. 397 covering 215, 9, 23 and 20 employees, respectively. The agreements expire on February 1, 2006, January 31, 2006, June 25, 2005 and July 31, 2005, respectively. We believe that our relationship with our employees is good.

Intellectual Property

We own various federal and state service and trademarks used by us, including Kwik Fill®, United®, Country Fair®, SuperKwik®, Keystone®, SubFare® and PizzaFare®. Our subsidiary, Country Fair, along with us, have licensing agreements with Citgo Petroleum Corporation (“Citgo”) for the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification for petroleum products purchased under a distributor franchise agreement.

We have obtained the right to use the Red Apple Food Mart® service mark to identify our retail units under a royalty-free, nonexclusive, nontransferable license from Red Apple Supermarkets, Inc., a corporation which is indirectly wholly owned by John A. Catsimatidis, the indirect sole stockholder, Chairman of the Board and Chief Executive Officer of the Company. The license is for an indefinite term. The licensor has the right to terminate this license in the event that we fail to maintain quality acceptable to the licensor. We license the right to use the Keystone® trademark to approximately 54 independent distributors on a non-exclusive royalty-free basis.

We currently do not own any material patents. Management believes that it does not infringe upon the patent rights of others, nor does our lack of patent ownership impact our business in any material manner.

Governmental Approvals

We believe we have obtained all necessary governmental approvals, licenses, and permits to operate the refinery and convenience stores.

Financing

On August 6, 2004, we completed a private placement offering of $200,000,000 in Senior Notes due 2012 which bear an interest rate of 10.5%. The notes were issued at 98.671% of par to yield 10 3/4% to maturity, resulting in a debt discount of $2,658,000, which will be amortized over the life of the notes using the interest method. The net proceeds of the offering of $191,600,000 were used to retire all of our outstanding 10 3/4% Senior Unsecured Notes due 2007, Series B, pay accrued interest of $3,700,000 and a redemption premium related thereto and to pay a dividend of $5,000,000 to the Company’s stockholder. A loss of $6,770,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $3,228,000, a write-off of deferred financing costs of $1,990,000 and additional interest paid of $1,552,000. Such notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries (see Notes 9 and 17 to Consolidated Financial Statements, Item 8). The notes will be eligible for resale under Rule 144A of the Securities Act of 1933.

Effective January 27, 2004, the Company amended its secured credit facility to increase the maximum facility commitment from $50,000,000 to $75,000,000 on a permanent basis. The facility expires on May 9, 2007 and is secured by certain cash accounts, accounts receivable, and inventory. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility. For Base Rate borrowings, interest is calculated at the greater of the Agent Bank’s prime rate or federal fund rate plus 1%, plus an applicable margin of .25% to .75%, which was 5.00% at August 31, 2004. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with the Company’s facility leverage ratio calculation. As of August 31, 2004, $0 of Euro-Rate borrowings and $13,000,000 of Base Rate borrowings were outstanding under the agreement. The Company pays a commitment fee of 3/8% per annum on the unused balance of the facility.

We had outstanding letters of credit of $385,000 as of August 31, 2004.

As of August 31, 2004 the outstanding borrowings under the Revolving Credit Facility was $13,385,000 resulting in net availability of $61,615,000. The corresponding balance of cash and cash equivalents as of August 31, 2004 was $11,552,000.

ITEM 2.    PROPERTIES.

We own a 92-acre site in Warren, Pennsylvania upon which we operate our refinery. The site also contains an office building housing our principal executive office.

We own various real property in the states of Pennsylvania, New York, Ohio, and Alabama as of August 31, 2004, upon which we operate 185 retail units and two crude oil and six refined product storage terminals. We also own the 78-mile long Kiantone Pipeline, a pipeline which connects our crude oil storage terminal to the refinery’s tank farm. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. We also have easements, right-of-way agreements, leases, permits, and similar agreements that would enable us to build a second pipeline on property contiguous to the Kiantone Pipeline.

We also lease an aggregate of 127 sites in Pennsylvania, New York, and Ohio upon which we operate retail units. As of August 31, 2004, 66 of these leases had an average remaining term of 52 months, exclusive of option terms, and 61 leased Country Fair locations had terms from 10 to 20 years remaining.

ITEM 3.    LEGAL PROCEEDINGS.

The Company and its subsidiaries are from time to time parties to various legal proceedings that arise in the ordinary course of their respective business operations. These proceedings include various administrative actions relating to federal, state and local environmental laws and regulations as well as civil matters before various courts seeking money damages. The Company believes that if these legal proceedings in which it is currently involved were determined against the Company, there would be no Company’s operations or its consolidated financial condition. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated operations or financial position of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

NONE

ITEM 6.    SELECTED FINANCIAL DATA.

The following table sets forth certain historical financial and operating data (the “Selected Information”) as of the end of and for each of the years in the five-year period ended August 31, 2004. The selected income statement, balance sheet, financial and ratio data as of and for each of the five years ended August 31, 2004 has been derived from our audited consolidated financial statements. The operating information for all periods presented has been derived from our accounting and financial records. The Selected Information set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and Notes thereto in Item 8 and other financial information included elsewhere herein.

	Year Ended August 31,
	2000	2001	2002	2003	2004
	(dollars in thousands)
Income Statement Data:
Net sales(2)	$1,123,439	$1,108,565	$1,052,016	$1,290,351	$1,488,937
Gross margin(1)(2)	200,379	216,701	163,192	231,435	277,716
Refining operating expenses(3)	70,812	90,271	77,821	99,666	104,938
Selling, general and administrative expenses(4)	80,390	73,234	94,297	106,427	111,808
Operating income (loss)(2)	39,009	42,483	(20,700)	13,123	48,517
Interest expense	22,962	21,051	20,064	21,376	21,445
Interest income	288	1,606	330	36	22
Other, net(2)	(2,822)	1,836	(1,345)	(1,291)	(2,201)
Costs associated with terminated acquisition	—	(1,300)	—	—	—
Equity in net earnings of affiliate	—	516	1,242	867	672
Gain (loss) on early extinguishment of debt(5)	—	5,210	—	—	(6,770)
Income (loss) before income tax expense (benefit)	13,513	29,300	(40,537)	(8,641)	18,795
Income tax expense (benefit)	6,828	12,021	(15,596)	(3,370)	7,400
Net Income (loss)	6,685	17,279	(24,941)	(5,271)	11,395
Balance Sheet Data (at end of period):
Total assets	340,368	355,557	371,440	361,428	366,382
Total debt	201,111	181,100	206,413	214,410	212,948
Total stockholder’s equity	55,106	75,966	48,196	41,975	47,106

(1)	Gross margin is defined as gross profit plus refining operating expenses. Refinery operating expenses are expenses incurred in refining and included in costs of goods sold in our consolidated financial statements. Refining operating expense equals refining operating expenses per barrel, multiplied by the volume of total saleable products per day, multiplied by the number of days in the period.
(2)	Certain amounts in the fiscal 2000 Consolidated Financial Statements have been reclassified to conform to the 2001 through 2004 presentation.
(3)	Refinery operating expenses include refinery fuel produced and consumed in refinery operations.
(4)	Fiscal 2002 includes eight months of Selling, general and administrative expenses for Country Fair® operations and fiscal 2003 and 2004 include twelve months of Country Fair® operations.
(5)	In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, we have reclassified our gain on early extinguishment of debt in fiscal 2001.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Annual Report on Form 10-K contains certain statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may include, among other things, United Refining Company and its subsidiaries current expectations with respect to future operating results, future performance of its refinery and retail operations, capital expenditures and other financial items. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, “may”, “will”, “should”, “shall”, “anticipates”, “predicts”, and similar expressions typically identify such forward looking statements in this Annual Report on Form 10-K.

By their nature, all forward looking statements involve risk and uncertainties. All phases of the Company’s operations involve risks and uncertainties, many of which are outside of the Company’s control, and any one of which, or a combination of which, could materially affect the Company’s results of operations and whether the forward looking statements ultimately prove to be correct. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Annual Report 10-K, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

•	repayment of debt;

•	general economic, business and market conditions;

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of inefficiencies or shutdowns in refinery operations or pipelines;

•	the availability and cost of financing to us;

•	environmental, tax and tobacco legislation or regulation;

•	volatility of gasoline prices, margins and supplies;

•	merchandising margins;

•	labor costs;

•	level of capital expenditures;

•	customer traffic;

•	weather conditions;

•	acts of terrorism and war;

•	business strategies;

•	expansion and growth of operations;

•	future projects and investments;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward looking statements that may be made to reflect events or circumstances that occur, or which we becomes aware of, after the date of this Annual Report on Form 10-K.

Business Strategy and Overview

Our strategy is to strengthen our position as a leading producer and marketer of high quality refined petroleum products within our market area. We plan to accomplish this strategy through continued attention to optimizing our operations, resulting in the lowest possible crude and overhead costs, and continuing to improve and enhance our retail and wholesale positions. More specifically, we intend to:

•	Maximize the favorable economic impact of our transportation cost advantage by increasing our retail and wholesale market shares within our market area.

•	Optimize profitability by managing feedstock costs, product yields, and inventories through our refinery feedstock management program and our system-wide distribution model.

•	Continue to investigate additional strategic acquisitions and capital improvements to our existing facilities.

•	Construct a delayed Coker and related infrastructure to position us to process a heavier sour crude slate and thereby maximize the benefit of a favorable light/heavy crude differential.

Company Background

Critical Accounting Policies

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements, Item 8. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operation and financial position include:

Revenue Recognition

Revenues from wholesale sales are recognized upon shipment or when title passes. Retail revenues are recognized immediately upon sale to the customer. Revenue derived from other sources including freight charges are recognized when the related product revenue is recognized.

Collectibility of Accounts Receivable

For accounts receivable we estimate the net collectibility considering both historical and anticipated trends relating to our customers and the possibility of non-collection due to their financial position. While such non-collections have been historically within our expectations and the allowances the Company has established, the Company cannot guarantee that it will continue to experience non-collection rates that it has experienced in the past. A significant change in the financial position of our customers could have a material impact on the quality of our accounts receivable and our future operating results.

Goodwill and Other Non-Amortizable Assets

In accordance with SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. We assess the impairment of goodwill and other indefinite-lived intangible assets annually.

The Company performed separate impairment tests on June 1, 2004 for its tradename and other intangible assets using discounted and undiscounted cash flow methods, respectively. The fair value of the tradename and other intangible assets exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing the tradename and intangible assets for impairment.

There were no material changes in the gross carrying amounts of goodwill, tradename, or other intangible assets for the fiscal year ended August 31, 2004.

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

The percentage of total asset allocation range is as follows:

Asset Class	Minimum	Maximum
Equity	55%	75%
Fixed Income	25%	35%
Cash or Cash Equivalents	0%	10%

The discount rate utilized in valuing the benefit obligations of the plans was derived from the rate of return on high quality bonds as of August 31, 2004. Similarly, the rate of compensation utilizes historic increases granted by the Company and the industry as well as future compensation policies. See Note 10 to Consolidated Financial Statements, Item 8.

Environmental Remediation and Litigation Reserve Estimations

Management also makes judgments and estimates in recording liabilities for environmental cleanup and litigation. Liabilities for environmental remediation are subject to change because of matters such as changes in laws, regulations and their interpretation; the effect of additional information on the extent and nature of site contamination; and improvements in technology. Likewise, actual litigation costs can vary from estimates based on the facts and circumstance and application of laws in individual cases.

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

General

The Company is engaged in the refining and marketing of petroleum products. In fiscal 2004, approximately 81% and 19% of the Company’s gasoline and distillate production, respectively, was sold through the Company’s network of service stations and truck stops. The balances of the Company’s refined products were sold to wholesale customers. In addition to transportation and heating fuels, primarily gasoline and distillate, the Company is a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company’s profitability is influenced by fluctuations in the market prices of crude oils and refined products. Although the Company’s product sales mix helps to reduce the impact of large short-term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. Specifically, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt, retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise averaged 28.6% for fiscal 2004 and have been between 25% and 28.6% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices.

The Company includes in costs of goods sold operating expenses incurred in the refining process. Therefore, operating expenses reflect only selling, general and administrative expenses, including all expenses of the retail network, and depreciation and amortization.

Recent Developments

The Company’s results in fiscal 2004 were impacted by high and rising worldwide crude oil prices, as indicated by crude oil contracts traded on the New York Mercantile Exchange (NYMEX). Monthly average NYMEX crude prices increased $9.21/BBL from $31.60/BBL in September 2003, the first month of the fiscal year, to $40.81/BBL in August 2004, the final month of the fiscal year. For all of fiscal 2004, NYMEX crude oil prices averaged approximately $35/BBL, or 18% higher than the approximate $30/BBL average for fiscal 2003.

The first several months of fiscal 2005 have seen a continuation of the increases in worldwide crude oil prices, with prices for September and October 2004 NYMEX contracts averaging more than $45/BBL, while October trading in November NYMEX contacts closed higher than $50/BBL on several individual trading days.

Industry-wide margins on gasoline and distillate for fiscal 2004 versus fiscal 2003, as indicated by the difference between the prices of crude oil contracts traded on the NYMEX and the prices of NYMEX gasoline and heating oil contracts, increased 21% for gasoline and 13% for heating oil, as increases in gasoline and distillate prices more than kept pace with rising crude oil prices. This contributed to higher gross profit, operating income and net income for the Company.

We continue to benefit from our ability to process a significant percentage of heavy, high sulfur grades of crude oil. In fiscal 2004, the price spread between heavy high sulfur crude oils and light low sulfur crude oil was about 35.6% greater than fiscal 2003. This resulted in a decrease in our average crude cost relative to the NYMEX average crude cost of $1.48/barrel for fiscal 2004 versus fiscal 2003. The benefit of increased crude oil price discounts out weighed reduced margins on associated asphalt production, such that the net benefit of heavy crude processing increased significantly. This pattern has continued into the early months of fiscal 2005, with further increases in crude price discounts offsetting lower asphalt margins.

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

A discussion and analysis of the factors contributing to the Company’s results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes (see Item 8), together with the following information, are intended to supply investors with a reasonable basis for evaluating the Company’s operations, but should not serve as the only criteria for predicting the Company’s future performance.

Retail Operations:

	Fiscal Year Ended August 31,
	2004	2003	2002
	(dollars in thousands)
Net Sales
Petroleum	$596,922	$536,340	$430,316
Merchandise and other	180,702	182,564	149,762

Total Net Sales	$777,624	$718,904	$580,078

Costs of Goods Sold	$674,022	$614,552	$494,493

Gross Profit	$103,602	$104,352	$85,585

Operating Expenses	$98,439	$93,725	$80,929

Segment Operating Income	$5,163	$10,627	$4,656

Petroleum Sales (thousands of gallons)	343,526	351,711	328,699
Gross Profit
Petroleum(a)	$51,952	$53,062	$43,181
Merchandise and other	51,650	51,290	42,404

	$103,602	$104,352	$85,585

Petroleum margin ($/gallon)(b)	.1512	.1509	.1314
Merchandise margin (percent of sales)	28.6%	28.1%	28.3%
Average number of stations (during period)
Owned and leased	312	312	310
Managed	60	60	60

	372	372	370

(a)	Includes the effect of intersegment purchases from our wholesale segment at prices, which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Net Sales

2004 vs. 2003

Retail sales increased during 2004 by $58.7 million, or 8.2% from $718.9 million to $777.6 million. The retail sales increase was a result of a $60.6 million increase in petroleum sales, offset by a reduction of $1.9 million in merchandise sales. The petroleum sales increase is due to a 13.9% increase in retail selling prices offset by a 2.3% decrease in retail petroleum volume. The merchandise sales decrease was attributable to reduced tobacco related sales.

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

On December 21, 2001 the Company acquired 100% of the operations and working capital assets of Country Fair. The fiscal year ended August 31, 2003 was positively impacted by the additional sales from Country Fair for the entire period versus the fiscal year ended August 31, 2002 in which Country Fair sales were only included from the acquisition date of December 21, 2001. See Note 5 to Consolidated Financial Statements, Item 8.

Costs of Goods Sold

2004 vs. 2003

Retail costs of goods sold increased during 2004 by $59.4 million or 9.7% from $614.6 million to $674.0 million. The cost of gasoline increased 25%, on a per gallon basis, over fiscal year 2003. The cost of distillates increased 14%, on a per gallon basis, over the prior fiscal year. These cost increases, offset by sales volume declines, resulted in an increased costs of goods sold for petroleum purchases of $61.5 million. Other material increases to costs of goods sold were increased freight costs of $.3 million and $.9 million for the year-end impact of valuing the Company’s inventories under the LIFO cost method. Reductions in retail costs of goods sold were $.6 million in fuel taxes, $2.2 million in merchandise purchases and $.5 million in other sundry costs.

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

Gross Profit/(Loss)

2004 vs. 2003

Retail gross profit decreased during 2004 by $.8 million or .8%. Petroleum margins decreased $1.1 million and merchandise margin increased by $.3 million. The merchandise margin increased despite a reduction in merchandise sales. This margin increase was due to a renegotiated supply contract with a major vendor. Petroleum margins were impacted by the 2.3% decrease in petroleum volume and per gallon cost increases.

2003 vs. 2002

Retail gross profit increased during 2003 by $18.8 million or 21.9%. Inclusive of Country Fair, the Company increased its petroleum margins by $9.9 million and its merchandise margin by $8.9 million. These margin increases were a result of 23.0 million gallons of additional volume sold and $32.8 million in increased merchandise sales.

Operating Expenses

2004 vs. 2003

Retail operating expenses increased during 2004 by $4.7 million or 5.0%. Operating expenses increased due to increased payroll and payroll costs of $2.4 million, increased maintenance costs of $.3 million, increased advertising costs of $.3 million, increased credit/customer service costs of $.6 million, increased legal/professional services costs of $.2 million, increased pension/post retirement costs of $.2 million, increased insurance, utilities and taxes of $.2 million, increased rent expenses of $.1 million and increased miscellaneous sundry items of $.4 million. The largest increase, payroll and payroll costs, was due primarily to $.9 million workers compensation costs of which approximately $.6 million was related to prior period workers compensation claim balances and increased costs in health insurance of $1.1 million.

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

Wholesale Operations:

	Fiscal Year Ended August 31,
	2004	2003	2002
	(dollars in thousands)
Net Sales(a)	$711,313	$571,447	$471,938
Costs of Goods Sold	642,137	544,030	472,152

Gross Profit / (Loss)	$69,176	$27,417	$(214)

Operating Expenses	25,822	24,921	25,142

Segment Operating Income / (Loss)	$43,354	$2,496	$(25,356)

Crude throughput (thousand barrels per day)	63.7	58.8	62.2

Refinery Product Yield

(thousands of barrels)

	Fiscal Year Ended August 31,
	2004	2003	2002
Gasoline and gasoline blendstock	10,210	9,751	10,351
Distillates	6,058	5,348	5,904
Asphalt	6,352	5,975	5,898
Butane, propane, residual products, internally produced fuel and other	2,735	2,298	2,343

Total Product Yield	25,355	23,372	24,496

% Heavy Crude Oil of Total Refinery Throughput(b)	54%	57%	53%

Product Sales

(dollars in thousands)(a)

	Fiscal Year Ended August 31,
	2004	2003	2002
Gasoline and gasoline blendstock	$285,949	$207,823	$180,325
Distillates	216,585	180,976	147,279
Asphalt	187,237	167,242	136,086
Other	21,542	15,406	8,248

	$711,313	$571,447	$471,938

Product Sales

(thousand of barrels)(a)

	Fiscal Year Ended August 31,
	2004	2003	2002
Gasoline and gasoline blendstock	6,090	5,432	6,121
Distillates	5,041	4,668	5,179
Asphalt	7,732	6,749	6,872
Other	822	719	575

	19,685	17,568	18,747

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Net Sales

2004 vs. 2003

Wholesale sales increased during 2004 by $139.9 million or 24.5% from $571.4 million to $711.3 million. The wholesales increase was due to a 12.1% increase in wholesale volume and a 11.1% increase in wholesale prices.

2003 vs. 2002

Wholesale sales increased during 2003 by $99.5 million or 21.1% from $471.9 million to $571.4 million. The wholesale sales increase was due to a 29.2% increase in wholesale prices offset by a 6.3% decrease in wholesale volume.

Costs of Goods Sold

2004 vs. 2003

Wholesale costs of goods sold increased during 2004 by $98.1 million or 18.0% from $544.0 million to $642.1 million. The increase in wholesale costs of goods sold was primarily due to the 10.1% increase in the Company’s average crude oil purchase price for fiscal 2004 as compared to the prior year period. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 17.9% as compared to the prior year period. Additionally, crude throughput increased 8.3% over the prior year, which is attributable to the Company’s scheduled maintenance turnaround of late October and early November 2002. Costs of goods sold increased $13.3 million during fiscal 2004 by the year-end impact of valuing the Company’s inventories under the LIFO cost method.

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

Gross Profit/(Loss)

2004 vs. 2003

Wholesale gross profit increased $41.8 million from $27.4 million for fiscal year ended 2003 to $69.2 million for the fiscal year ended 2004. This increase is due to the increases in wholesale selling prices and wholesale sales volume.

2003 vs. 2002

Wholesale gross profit increased $27.6 million from ($.2) million for fiscal year ended 2002 to $27.4 million for the fiscal year ended 2003. This increase was primarily due to the increase in wholesale selling prices and to 7.7% higher discounts on heavy high-sulfur crude oil grades processed by the Company.

Operating Expenses

2004 vs. 2003

Wholesale operating expenses increased during 2004 by $.9 million or 3.6%. For 2004 operating expenses were $25.8 million, or 3.6% of net wholesale sales, compared to $24.9 million or 4.4% of net wholesale sales for 2003.

2003 vs. 2002

Wholesale operating expenses remained relatively consistent between fiscal year ended 2002 and fiscal year ended 2003, decreasing by $.2 million or .8%.

Interest Expense

Net interest expense (interest expense less interest income) increased during fiscal 2004 by $.1 million from $21.3 million for the fiscal year ended 2003 to $21.4 million for the fiscal year ended 2004. The increased net interest expense was primarily due to an increase in borrowings on our revolving credit facility throughout the fiscal year.

Net interest expense (interest expense less interest income) increased during fiscal 2003 by $1.6 million from $19.7 million for the fiscal year ended 2002 to $21.3 million for the fiscal year ended 2003. The increased net interest expense was due to a $.2 million reduction in interest income earned and $1.2 million increased interest expense for borrowings on our revolving credit facility.

Income Tax Expense/(Benefit)

Our fiscal 2004 effective tax remained relatively consistent with that for fiscal 2003 which was approximately 39%.

Our fiscal 2003 effective tax rate remained relatively consistent with that for fiscal 2002 which was approximately 39%.

Liquidity and Capital Resources

On August 6, 2004, we completed a private placement offering of $200,000,000 in Senior Notes due 2012 which bear an interest rate of 10.5%. The notes were issued at 98.671% of par to yield 10 3/4% to maturity, resulting in a debt discount of $2,658,000, which will be amortized over the life of the notes using the interest method. The net proceeds of the offering of $191,600,000 were used to retire all of our outstanding 10 3/4% Senior Unsecured Notes due 2007, Series B, pay accrued interest of $3,700,000 and a redemption premium related thereto and to pay a dividend of $5,000,000 to the Company’s stockholder. A loss of $6,770,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $3,228,000, a write-off of deferred financing costs of $1,990,000 and additional interest paid of $1,552,000. Such notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries (see Notes 9 and 17 to Consolidated Financial Statements, Item 8). The notes will be eligible for resale under Rule 144A of the Securities Act of 1933.

We operate in an environment where our liquidity and capital resources are impacted by changes in the price of crude oil and refined petroleum products, availability of credit, market uncertainty and a variety of additional factors beyond our control. Included in such factors are, among others, the level of customer product demand, weather conditions, governmental regulations, worldwide political conditions and overall market and economic conditions.

The following table summarizes selected measures of liquidity and capital sources (in thousands):

	August 31, 2004	August 31, 2003
Cash and cash equivalents	$11,552	$13,819
Working capital	$66,222	$37,638
Current ratio	1.8	1.4
Debt	$212,948	$214,410

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During the fiscal year ended August 31, 2004, significant uses of cash include $181.0 million to pay off 10 3/4% Notes due 2007, $10.0 million for purchases of property, plant and equipment, which includes $1.7 million for USEPA low sulfur gasoline compliance, $2.8 million for FCC regenerator cyclone replacement and related equipment, and $5.5 million for other general repair and maintenance. Also, $5.4 million for additions to refinery turnaround costs $18.5 million of reductions to borrowings on the Revolving Credit Facility an increase in cash used by working capital items including $6.9 million for prepaid expenses and $6.4 million for accounts payable, both related primarily to increased crude oil costs.

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal year 2004.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. This is a $75,000,000 revolving facility, which expires May 9, 2007. The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable, and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. For Base Rate borrowings, interest is calculated at the greater of the agent bank’s prime rate or federal fund rate plus 1%, plus an applicable margin of .25% to .75%, which was 5.00% at August 31, 2004. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with our facility leverage ratio calculation. As of August 31, 2004, $0 of Euro-Rate borrowings and $13,000,000 of Base Rate borrowings were outstanding under the agreement.

We had outstanding letters of credit of $385,000 as of August 31, 2004.

As of August 31, 2004 the outstanding borrowings under the Revolving Credit Facility was $13,385,000 resulting in net availability of $61,615,000.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of August 31, 2004 and is based on information appearing in the Notes to the Consolidated Financial Statements in Item 8:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 –5 Years	More than 5 Years
	(in thousands)
Long-term debt (a) (b)	$199,948	$452	$212	$(251)	$199,535
Operating leases	106,643	10,257	18,763	15,286	62,337
Capital lease obligations	1,971	240	484	447	800

Total contractual cash obligations	$308,562	$10,949	$19,459	$15,488	$262,672

(a)	Does not include the following:

(i)	Interest on the 10.5 % Senior Notes.

(ii)	Interest on the Revolving Credit Facility, which is calculated at the greater of the agent bank’s prime rate or federal fund rate plus 1%, plus an applicable margin of .25% to ..75%, which was 5.00% at August 31, 2004. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with our facility leverage ratio calculation.

(b)	Amounts reflect amortization of debt discount on $200 million of Senior Notes due 2012 issued August 6, 2004, which will be amortized over the life of the notes using the interest method (see Note 9 to Consolidated Financial Statements, Item 8).

Although we are not aware of any pending circumstances which would change our expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. We continue to investigate strategic acquisitions and capital improvements to our existing facilities.

Federal, state and local laws and regulations relating to the environment affect nearly all of our operations. As is the case with all the companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits involving environmental matters. Future expenditures related to environmental matters cannot be reasonably quantified in many circumstances due to the uncertainties as to required remediation methods and related clean-up cost estimates. We cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied.

Related Party Transactions

See Item 13, Certain Relationships and Related Transactions.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (“FIN 46(R)”). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46(R) requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that is acquired before February 1, 2003. The adoption of FIN 46(R) did not have any effect on the Company’s financial position or results of operations.

In December 2003, the FASB issued a revision to Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (Statement 132”). The revision to Statement 132 requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit costs of defined benefit pension plans and other defined postretirement benefit plans recognized during interim periods. These disclosure requirements are effective for all of the Company’s future quarterly and annual reports. Disclosures required under Statement 132 are included in Note 5 to the Consolidated Financial Statements, Item 8.

In May 2004, the FASB released Staff Position No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which supersedes Staff Position No. 106-1. FSP 106-2 addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 enacted on December 8, 2003. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. The Company adopted the provisions of FSP 106-2 for the year ended August 31, 2004.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The guidance is effective for the Company during the first quarter of fiscal 2005. The Company does not believe that the adoption of EITF 03-1 will have a material effect on its financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We use our Revolving Credit Facility to finance a portion of our operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose us to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds rate or the LIBOR rate.

We have exposure to price fluctuations of crude oil and refined products. We do not manage the price risk related to all of our inventories of crude oil and refined products with a permanent formal hedging program, but we do manage our risk exposures by managing inventory levels. During the fiscal years ended August 31, 2004 and 2003, the Company realized net gains from its trading activity of $400,000 and $1,600,000, respectively, which is included as a reduction of costs of goods sold. At August 31, 2004, the Company had net open futures positions of 750,000 barrels of crude oil that will expire during the first quarter of 2005. The unrealized loss associated with the open future positions amounted to $299,000 at August 31, 2004.

At August 31, 2004, we were exposed to the risk of market price declines with respect to a substantial portion of our crude oil and refined product inventories.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

United Refining Company

Warren, Pennsylvania

We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity and cash flows for each of the three years in the period ended August 31, 2004. These consolidated financial statements are the responsibility of the management of United Refining Company and its subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO Seidman, LLP

New York, New York

October 29, 2004

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	August 31,
	2004	2003
Assets
Current:
Cash and cash equivalents	$11,552	$13,819
Accounts receivable, net	44,596	42,732
Inventories	75,623	76,123
Prepaid expenses and other assets	17,247	10,336
Amounts due from affiliated companies, net	—	639

Total current assets	149,018	143,649
Property, plant and equipment, net	184,705	186,879
Investment in affiliated company	846	574
Deferred financing costs, net	6,723	2,963
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	3,103	3,588
Deferred turnaround costs and other assets, net	10,138	8,217
Deferred income taxes	—	3,709

	$366,382	$361,428

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$13,000	$31,500
Current installments of long-term debt	452	683
Accounts payable	28,732	35,111
Accrued liabilities	16,300	15,707
Income taxes payable	795	—
Sales, use and fuel taxes payable	19,466	17,853
Deferred income taxes	3,919	5,157
Amounts due to affiliated companies, net	132	—

Total current liabilities	82,796	106,011
Long term debt: less current installments	199,496	182,227
Deferred income taxes	1,898	—
Deferred gain on settlement of pension plan obligations	915	1,130
Deferred retirement benefits	32,402	28,398
Other noncurrent liabilities	1,769	1,687

Total liabilities	319,276	319,453

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share—shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	16,648	16,648
Retained earnings	32,762	26,367
Accumulated other comprehensive loss	(2,304)	(1,040)

Total stockholder’s equity	47,106	41,975

	$366,382	$361,428

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31,
	2004	2003	2002
Net sales (includes consumer excise taxes of $167,629, $168,241, and $156,489)	$1,488,937	$1,290,351	$1,052,016
Costs of goods sold	1,316,159	1,158,582	966,645

Gross profit	172,778	131,769	85,371

Expenses:
Selling, general and administrative expenses	111,808	106,427	94,297
Depreciation and amortization expenses	12,453	12,219	11,774

Total operating expenses	124,261	118,646	106,071

Operating income (loss)	48,517	13,123	(20,700)

Other income (expense):
Interest expense, net	(21,423)	(21,340)	(19,734)
Other, net	(2,201)	(1,291)	(1,345)
Equity in net earnings of affiliate	672	867	1,242
Loss on early extinguishment of debt	(6,770)	—	—

	(29,722)	(21,764)	(19,837)

Income (loss) before income tax expense (benefit)	18,795	(8,641)	(40,537)

Income tax expense (benefit):
Current	2,200	258	(2,702)
Deferred	5,200	(3,628)	(12,894)

	7,400	(3,370)	(15,596)

Net income (loss)	$11,395	$(5,271)	$(24,941)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended August 31,
	2004	2003	2002
Net income (loss)	$11,395	$(5,271)	$(24,941)
Other comprehensive loss:
Minimum pension liability, net of taxes	(1,264)	(950)	(90)

Other comprehensive loss	(1,264)	(950)	(90)

Total comprehensive income (loss)	$10,131	$(6,221)	$(25,031)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	Common Stock
	Shares	Amount
Balance at August 31, 2001	100	$—	$16,648	$59,318	$—	$75,966
Dividend to stockholder	—	—	—	(2,130)	—	(2,130)
Net loss	—	—	—	(24,941)	—	(24,941)
Distribution to Parent under the Tax Sharing Agreement	—	—	—	(609)	—	(609)
Other comprehensive loss	—	—	—	—	(90)	(90)

Balance at August 31, 2002	100	—	16,648	31,638	(90)	48,196
Net loss	—	—	—	(5,271)	—	(5,271)
Other comprehensive loss	—	—	—	—	(950)	(950)

Balance at August 31, 2003	100	—	16,648	26,367	(1,040)	41,975
Dividend to stockholder	—	—	—	(5,000)	—	(5,000)
Other comprehensive loss	—	—	—	—	(1,264)	(1,264)
Net income	—	—	—	11,395	—	11,395

Balance at August 31, 2004	100	$—	$16,648	$32,762	$(2,304)	$47,106

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$11,395	$(5,271)	$(24,941)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,620	15,820	14,830
Write-off of deferred financing costs	1,990	—	—
Equity in net earnings of affiliate	(672)	(867)	(1,242)
Deferred income taxes	5,200	(3,628)	(12,894)
Loss on asset dispositions	1,046	585	630
Cash (used in) provided by working capital items	(10,882)	(2,545)	2,279
Other, net	(2)	18	(41)
Change in operating assets and liabilities:
Other assets	(147)	(750)	—
Deferred retirement benefits	1,911	2,693	4,336
Other noncurrent liabilities	82	(663)	—

Total adjustments	15,146	10,663	7,898

Net cash provided by (used in) operating activities	26,541	5,392	(17,043)

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	—	(16,900)
Additions to property, plant and equipment	(10,075)	(8,043)	(9,061)
Additions to turnaround costs	(5,360)	(5,619)	(1,415)
Dividends received	400	2,000	1,064
Proceeds from asset dispositions	32	17	3

Net cash used in investing activities	(15,003)	(11,645)	(26,309)

Cash flows from financing activities:
Net (reductions) borrowings on revolving credit facility	(18,500)	7,186	24,314
Proceeds from issuance of long-term debt	197,342	—	—
Principal reductions of long-term debt	(180,994)	(379)	(227)
Dividends to stockholder	(5,000)	—	(2,130)
Deferred financing costs	(6,653)	(250)	(314)

Net cash (used in) provided by financing activities	(13,805)	6,557	21,643

Net (decrease) increase in cash and cash equivalents	(2,267)	304	(21,709)
Cash and cash equivalents, beginning of year	13,819	13,515	35,224

Cash and cash equivalents, end of year	$11,552	$13,819	$13,515

Cash (used in) provided by working capital items:
Accounts receivable, net	$(1,864)	$(8,867)	$8,877
Inventories	500	17,444	(25,014)
Prepaid expenses and other assets	(6,911)	843	3,518
Refundable income taxes	—	3,300	(3,300)
Accounts payable	(6,379)	(15,527)	21,944
Accrued liabilities	593	1,705	376
Amounts due affiliated companies	771	(779)	(2,210)
Income taxes payable	795	—	(2,473)
Sales, use and fuel taxes payable	1,613	(664)	561

Total change	$(10,882)	$(2,545)	$2,279

Cash paid (received) during the period for:
Interest	$21,490	$21,538	$19,728
Income taxes	$1,721	$(2,753)	$2,723

Non-cash investing and financing activities:
Property additions and capital leases	$690	$1,181	$1,238

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

Derivative Financial Instruments

From time to time the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, specifically crude oil options contracts and crack spread option contracts are used to hedge the volatility of these items. The Company does not enter such contracts for speculative purposes.

For derivative instruments that are designated and qualify as fair value hedges (i.e. hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in fair market values are recognized in earnings as a component of costs of goods sold.

The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its statement of operations. During the fiscal years ended August 31, 2004 and 2003, the Company realized net gains from its trading activities of $400,000 and $1,600,000, respectively, which is included as a reduction of costs of goods sold. The Company includes the carrying amounts of the contracts in prepaid expenses and other assets in the Consolidated Balance Sheet.

At August 31, 2004, the Company had net open futures positions of 750,000 barrels of crude oil that will expire during the first quarter of 2005. The unrealized loss associated with the open future positions amounted to $299,000 at August 31, 2004.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories and Exchanges

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include various parts for the refinery operations. If the cost of inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. As of August 31, 2004 and 2003, had the Company utilized the FIFO inventory method, petroleum product inventories would have been higher by $19,515,000 and $5,301,000, respectively. As of August 31, 2004, the Company had a LIFO layer liquidation resulting in an inventory gain of approximately $252,000. As of August 31, 2003, the Company had no LIFO layer liquidation.

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

Deferred Maintenance Turnarounds

The cost of maintenance turnarounds, which consist of complete shutdown and inspection of significant units of the refinery at intervals of two or more years for necessary repairs and replacements, are deferred when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 3 to 10 years. As of August 31, 2004 and 2003, deferred turnaround costs included in deferred turnaround costs and other assets, net amounted to $9,077,000 and $7,090,000, net of accumulated amortization of $5,209,000 and $5,494,000, respectively. Amortization expense included in costs of goods sold for the fiscal years ended August 31, 2004, 2003 and 2002 amounted to $3,372,000, $2,889,000 and $2,455,000, respectively.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Non-Amortizable Assets

In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with Statement 142. Other intangible assets continue to be amortized over their estimated useful lives.

The Company performed separate impairment tests for its goodwill and tradename using the discounted cash flow methods. The fair value of the goodwill and tradename exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing its goodwill and tradename for impairment.

Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying value of any of these assets (other than goodwill and tradename) may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. When any such impairment exists, the related assets will be written down to fair value.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (“FIN 46(R)”). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46(R) requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that is acquired before February 1, 2003. The adoption of FIN 46(R) did not have any effect on the Company’s financial position or results of operations.

In December 2003, the FASB issued a revision to Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Statement 132”). The revision to Statement 132 requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit costs of defined benefit pension plans and other defined postretirement benefit plans recognized during interim periods. These disclosure requirements are effective for all of the Company’s future quarterly and annual reports. Disclosures required under Statement 132 are included in Note 10 to the Consolidated Financial Statements herein.

In May 2004, the FASB released Staff Position No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which supersedes Staff Position No. 106-1. FSP 106-2 addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 enacted on December 8, 2003. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. The Company adopted the provisions of FSP 106-2 for the year ended August 31, 2004 (see Note 10 to the Consolidated Financial Statements).

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The guidance is effective for the Company during the first quarter of fiscal 2005. The Company does not believe that the adoption of EITF 03-1 will have a material effect on its financial position or results of operations.

2.    Accounts Receivable, Net

As of August 31, 2004 and 2003, accounts receivable were net of allowance for doubtful accounts of $1,460,000 and $1,469,000, respectively.

3.    Inventories

Inventories consist of the following:

	August 31,
	2004	2003
	(in thousands)
Crude Oil	$12,445	$14,093
Petroleum Products	33,431	33,406

Total @ LIFO	45,876	47,499

Merchandise	15,275	14,554
Supplies	14,472	14,070

Total @ FIFO	29,747	28,624

Total Inventory	$75,623	$76,123

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in petroleum product inventories are exchange balances either held for or due from other petroleum marketers. These balances are not significant.

The Company does not own sources of crude oil and depends on outside vendors for its needs.

4.    Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	August 31,
	2004	2003
	(in thousands)
Refinery equipment, including construction-in-progress	$194,183	$191,197
Marketing (i.e. retail outlets)	89,422	87,173
Transportation	7,704	7,549

	291,309	285,919
Less: Accumulated depreciation	106,604	99,040

	$184,705	$186,879

5.    Goodwill and Intangible Assets

On December 21, 2001, the Company acquired 100% of the operations and working capital assets of Country Fair for approximately $17,300,000 in cash. Country Fair currently operates 71 convenience stores in northwestern Pennsylvania, southwestern New York, and eastern Ohio. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company (See Footnote 14 to Consolidated Financial Statements).

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

Year Ended August 31, 2002
(in thousands)
Net sales	$1,103,329
Net income (loss)	$(24,326)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal year ended August 31, 2004, the Company acquired $104,000 of leasehold covenants. As of August 31, 2004 and 2003, the Company’s intangible assets and goodwill, included in the Company’s retail segment, were as follows:

	Weighted Average Remaining Life	August 31, 2004		August 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizable intangible assets:
Vendor contracts	4 yrs.	$2,600	$991	$2,600	$619
Deed restrictions	20 yrs.	800	85	800	53
Non-compete agreement	2 yrs.	400	213	400	133
Leasehold covenants	15 yrs.	1,641	278	1,537	173

		5,441	1,567	5,337	978
Less current portion		771	—	771	—

		$4,670	$1,567	$4,566	$978

Non-amortizable assets:
Tradename		$10,500	$—	$10,500	$—
Goodwill		$1,349	$—	$1,349	$—

Amortization expense for the fiscal years ended August 31, 2004, 2003, and 2002 amounted to $589,000, $585,000, and $390,000, respectively.

Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending August 31, 2009 is estimated to be $591,000 in 2005, $588,000 in 2006, $505,000 in 2007, $478,000 in 2008, and $230,000 in 2009.

6.    Accrued Liabilities

Accrued liabilities include the following:

	August 31,
	2004	2003
	(in thousands)
Interest	$1,519	$4,330
Payrolls and benefits	13,007	9,831
Other	1,774	1,546

	$16,300	$15,707

7.    Leases

The Company occupies premises, primarily retail gas stations and convenience stores and office facilities under long-term leases which require minimum annual rents plus, in certain instances, the payment of additional rents based upon sales. The leases generally are renewable for one to three five-year periods.

As of August 31, 2004 and 2003, capitalized lease obligations, included in long-term debt, amounted to $1,028,000 and $1,130,000, respectively, net of current portion of $102,000 and $89,000, respectively. The

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related assets (retail gas stations and convenience stores) as of August 31, 2004 and 2003 amounted to $856,000 and $974,000, net of accumulated amortization of $586,000 and $468,000, respectively. Lease amortization amounting to $118,000, $118,000, and $94,000 for the years ended August 31, 2004, 2003, and 2002, respectively, is included in depreciation and amortization expense.

Future minimum lease payments as of August 31, 2004 are summarized as follows:

Year ended August 31,	Capital Leases	Operating Leases
	(in thousands)
2005	$240	$10,257
2006	244	9,637
2007	240	9,126
2008	221	8,075
2009	226	7,211
Thereafter	800	62,337

Total minimum lease payments	1,971	106,643
Less: Minimum sublease rents	—	95

Net minimum sublease payments	1,971	$106,548

Less: Amount representing interest	841

Present value of net minimum lease payments	$1,130

Net rent expense for operating leases amounted to $10,231,000, $10,105,000, and $7,786,000 for the years ended August 31, 2004, 2003 and 2002, respectively.

8.    Credit Facility

Effective January 27, 2004, the Company amended its secured credit facility to increase the maximum facility commitment from $50,000,000 to $75,000,000 on a permanent basis. Additionally, the amendments revised select covenant calculations, including the fixed charge coverage ratio and redefined select definitions.

The facility expires on May 9, 2007 and is secured by certain cash accounts, accounts receivable, and inventory, which amounted to $104,893,000 as of August 31, 2004. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility. For Base Rate borrowings, interest is calculated at the greater of the Agent Bank’s prime rate or federal fund rate plus 1%, plus an applicable margin of .25% to .75%, which was 5.00% and 4.75% at August 31, 2004 and 2003, respectively. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with the Company’s facility leverage ratio calculation. As of August 31, 2004, $13,000,000 of Base-Rate borrowings and no Euro-Rate borrowings were outstanding under the agreement. As of August 31, 2003, $1,500,000 of Base Rate borrowings and $30,000,000 of Euro-Rate borrowings were outstanding under the agreement. $385,000 and $615,000 of letters of credit were outstanding under the agreement at August 31, 2004 and 2003, respectively. The weighted average interest rate for Base Rate borrowings for the years ended August 31, 2004 and 2003 was 4.8%, respectively. The weighted average interest rate for Euro-Rate borrowings was 4.1% for the fiscal years ending August 31, 2004 and 2003, respectively. The Company pays a commitment fee of 3/8% per annum on the unused balance of the facility.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Long-Term Debt

During August 2004, the Company sold $200,000,000 of 10 1/2% Senior Unsecured Notes due 2012 (the “Senior Unsecured Notes”) for $197,342,000, resulting in debt discount of $2,658,000 which will be amortized over the life of the notes using the interest method. The net proceeds of the offering of $191,600,000 were used to retire all of its outstanding 10 3/4% Senior Unsecured Notes due 2007, Series B, pay accrued interest of $3,700,000 and a redemption premium related thereto and to pay a dividend of $5,000,000 to the Company’s stockholder. A loss of $6,770,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $3,228,000, a write-off of deferred financing costs of $1,990,000 and additional interest paid of $1,552,000. Such notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries (see Footnote 17 to Consolidated Financial Statements).

Both the Indenture of the Senior Unsecured Notes and the facility (See Footnote 8 to Consolidated Financial Statements) require that the Company maintain certain financial covenants. The facility requires the Company to meet certain financial covenants, as defined in the facility, a minimum Fixed Charge Coverage Ratio and a minimum Consolidated Net Worth. In addition, the facility limits the amount the Company can distribute for capital and operating leases. Both the facility and the Indenture of the Senior Unsecured Notes restrict the amount of dividends payable and the incurrence of additional Indebtedness. As of August 31, 2004 the Company is currently in compliance with covenants under the facility and the Indenture.

A summary of long-term debt is as follows:

	August 31,
	2004	2003
	(in thousands)
Long-term debt:
10.50% Senior Unsecured Notes due August 15, 2012	$197,365	$—
10.75% Senior Unsecured Notes due June 9, 2007, Series B	—	180,135
Other long-term debt	2,583	2,775

	199,948	182,910
Less: Current installments of long-term debt	452	683

Total long-term debt, less current installments	$199,496	$182,227

The principal amount of long-term debt outstanding as of August 31, 2004, net of unamortized discount matures as follows:

Year ended August 31,
(in thousands)
2005	$452
2006	248
2007	(36)
2008	(105)
2009	(146)
Thereafter	199,535

$199,948

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following financing costs have been deferred and are being amortized to expense over the term of the related debt:

	August 31,
	2004	2003
	(in thousands)
Beginning balance	$7,922	$7,672
Current year additions	6,653	250

Total financing costs	14,575	7,922
Less:
Write-off of deferred financing costs	7,358	—
Accumulated amortization	494	4,959

	$6,723	$2,963

Amortization expense for the fiscal years ended August 31, 2004, 2003 and 2002 amounted to $902,000, $928,000, and $818,000, respectively.

10.    Employee Benefit Plans

Substantially all employees of the Company are covered by noncontributory defined benefit retirement plans. The benefits are based on each employee’s years of service and compensation. The Company’s policy is to contribute the minimum amounts required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended. The assets of the plans are invested in an investment trust fund and consist of interest-bearing cash and bank common/collective trust funds.

In addition to the above, the Company provides certain post-retirement healthcare benefits to salaried and certain hourly employees. These post-retirement benefit plans are unfunded and the costs are shared by the Company and its retirees.

Net periodic pension cost and post-retirement healthcare benefit cost consist of the following components for the years ended August 31, 2004, 2003, and 2002:

	Pension Benefits			Other Post-Retirement Benefits
	2004	2003	2002	2004	2003	2002
	(in thousands)
Service cost	$2,031	$1,785	$2,013	$1,427	$1,213	$1,178
Interest cost on benefit obligation	3,210	2,948	2,848	2,396	2,290	1,920
Expected return on plan assets	(2,588)	(2,332)	(2,583)	—	—	—
Amortization of transition obligation	140	140	140	597	597	597
Amortization and deferrals	583	250	207	507	401	146

Net periodic benefit cost	$3,376	$2,791	$2,625	$4,927	$4,501	$3,841

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended August 31, 2004 and 2003:

	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(in thousands)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation @ beginning of year	$49,171	$44,702	$36,851	$32,707
Service cost	2,031	1,785	1,427	1,213
Interest cost	3,210	2,948	2,396	2,290
Medicare act subsidy effect	—	—	(3,940)	—
Actuarial losses	3,527	1,027	4,371	1,714
Benefits paid	(1,400)	(1,291)	(1,124)	(1,073)

Benefit obligation @ end of year	56,539	49,171	39,981	36,851

CHANGE IN PLAN ASSETS:
Fair values of plan assets @ beginning of year	27,560	25,322	—	—
Actual return on plan assets	2,350	2,329	—	—
Company contributions	4,143	1,200	1,124	1,073
Benefits paid	(1,400)	(1,291)	(1,124)	(1,073)

Fair values of plan assets @ end of year	32,653	27,560	—	—

Funded status	23,886	21,611	39,981	36,851
Unrecognized net actuarial loss	(12,031)	(8,617)	(10,708)	(10,785)
Unrecognized prior service cost	(2,225)	(2,457)	—	—
Unrecognized transition obligation	(491)	(631)	(5,371)	(5,968)

Net amount recognized	$9,139	$9,906	$23,902	$20,098

AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Accrued benefit cost	$9,139	$9,906
Additional minimum liability	6,515	4,808
Intangible asset	(2,716)	(3,103)
Accumulated other comprehensive loss	(3,799)	(1,705)

Net amount recognized	$9,139	$9,906

Note: For plans with assets less than the accumulated benefit obligation (ABO), the aggregate ABO is $48,307,000 while the aggregate asset value is $32,653,000.

WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	6.00%	6.35%	6.0%	6.35%

Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	3.50%	3.00%

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 10% and 5%, respectively for 2004; the rates were assumed to decrease gradually to 5% for both medical and dental benefits until 2010 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1 percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$702	$(563)
Effect on post-retirement benefit obligation	6,166	(5,124)

A reconciliation of the above accrued benefit costs to the consolidated amounts reported on the Company’s balance sheets follows:

	August 31,
	2004	2003
	(in thousands)
Accrued pension benefits	$9,139	$9,906
Accrued other post-retirement benefits	23,902	20,098

	33,041	30,004
Current portion of above benefits, included in payrolls and benefits in accrued liabilities	(5,149)	(4,211)
Minimum pension liability, net of intangible asset	3,799	1,705
Supplemental pension and other deferred compensation benefits	711	900

Deferred retirement benefits	$32,402	$28,398

The pension plans weighted-average target allocation for the year ended August 31, 2005 and strategic asset allocation matrix as of August 31, 2004 and 2003 are as follows:

	Target Allocation	Plan Assets @ 8/31
Asset Category	2005	2004	2003
Equity Securities	55 – 75%	67%	69%
Debt Securities	25 – 35%	28%	27%
Real Estate	—%	—%	—%
Cash/Cash Equivalents	0 – 10%	5%	4%

		100%	100%

The investment policy for the plans is formulated by the Company’s Pension Plan Committee (the “Committee”). The Committee is responsible for adopting and maintaining the investment policy, managing the investment of plan assets and ensuring that the plans’ investment program is in compliance with all provisions of ERISA, as well as the appointment of any investment manager who is responsible for implementing the plans’ investment process.

In drafting a strategic asset allocation policy, the primary objective is to invest assets in a prudent manner to meet the obligations of the plans to the Company’s employees, their spouses and other beneficiaries, when the obligations come due. The stability and improvement of the plans’ funded status is based on the various reasons for which money is funded. Other factors that are considered include the characteristics of the plans’ liabilities and risk-taking preferences.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The asset classes used by the plan are the United States equity market, the international equity market, the United States fixed income or bond market and cash or cash equivalents. Plan assets are diversified to minimize the risk of large losses. Cash flow requirements are coordinated with the custodian trustees and the investment manager to minimize market timing effects. The asset allocation guidelines call for a maximum and minimum range for each broad asset class as noted above.

The target strategic asset allocation and ranges established under the asset allocation represents a long-term perspective. The Committee will rebalance assets to ensure that divergences outside of the permissible allocation ranges are minimal and brief as possible.

The net of investment manager fee asset return objective is to achieve a return earned by passively managed market index funds, weighted in the proportions identified in the strategic asset allocation matrix. Each investment manager is expected to perform in the top one-third of funds having similar objectives over a full market cycle.

The investment policy is reviewed by the Committee at least annually and confirmed or amended as needed.

The following contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Employer Contributions	Pension Benefits	Other Postretirement Benefits
		Gross	(Subsidy Receipts)
	(in thousands)
FYE 8/31/2005 (expected)	$3,949	$1,458	$—

Expected Benefit Payments for the fiscal years ending August 31,
2005	1,631	1,458	—
2006	1,819	1,569	(79)
2007	2,106	1,781	(126)
2008	2,409	1,960	(146)
2009	2,707	2,175	(162)
2010—2014	18,697	14,001	(1,069)

The pension plan contributions are deposited into the plans’ trusts, and the pension plan benefit payments are made from trust assets. For the postretirement benefit plan, the contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets.

The Company’s postretirement benefit plan is likely to be affected by The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Beginning in 2006, the Act provides a Federal subsidy payment to companies providing benefit plans that meet certain criteria regarding their generosity. The Company expects to receive those subsidy payments. The Company has accounted for the Act in accordance with FSP, which requires, in the Company’s case, recognition on August 31, 2004. The benefit obligation as of that date reflects the effect of the federal subsidy, and this amount is identified in the table reconciling the change in benefit obligation above. The estimated effect of the subsidy on cash flow is shown in the accompanying table of expected benefit payments above. The Act will not affect the net periodic postretirement benefit cost until the fiscal year ending August 31, 2005.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s deferred gain on settlement of past pension plan obligations amounted to $915,000 and $1,130,000 as of August 31, 2004 and 2003, respectively, and is being amortized over 23 years. The related amortization amounted to $215,000 for each of the years ended August 31, 2004, 2003 and 2002.

The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company’s contributions to these plans amounted to $567,000, $538,000, and $751,000 for the years ended August 31, 2004, 2003 and 2002, respectively.

11.    Income Taxes

Income tax expense (benefit) consists of:

	Year Ended August 31,
	2004	2003	2002
	(in thousands)
Federal:
Current	$260	$(521)	$(2,953)
Deferred	5,375	(2,929)	(9,019)

	5,635	(3,450)	(11,972)

State:
Current	1,940	779	251
Deferred	(175)	(699)	(3,875)

	1,765	80	(3,624)

	$7,400	$(3,370)	$(15,596)

Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income (loss) before income tax expense (benefit) is as follows:

	Year Ended August 31,
	2004	2003	2002
	(in thousands)
U. S. federal income taxes at the statutory rate of 34%	$6,390	$(2,937)	$(13,783)
State income taxes, net of Federal benefit	1,037	(201)	(2,338)
Federal income tax audit	—	—	188
Nondeductible expenses	316	225	259
Prior period accrual adjustment	(67)	(745)	113
Other	(276)	288	(35)

Income tax attributable to income (loss) before income tax expense (benefit)	$7,400	$(3,370)	$(15,596)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax liabilities (assets) are comprised of the following:

	August 31,
	2004	2003
	(in thousands)
Current deferred income tax liabilities (assets):
Inventory valuation	$6,833	$7,517
Accounts receivable allowance	(587)	(641)
Accrued liabilities	(2,462)	(1,988)
Other	135	269

	3,919	5,157

Deferred income tax liabilities (assets):
Property, plant and equipment	34,076	32,436
Accrued liabilities	(17,011)	(15,769)
Tax credits and carryforwards	(8,515)	(13,862)
State net operating loss carryforwards	(6,841)	(6,963)
Valuation allowance	162	416
Other	27	33

	1,898	(3,709)

Net deferred income tax liability	$5,817	$1,448

The Company’s results of operations are included in the consolidated Federal tax return of the Parent (See Footnote 14 to Consolidated Financial Statements). The Company has a net operating loss carryfoward for regular tax purposes of $3,400,000, which will expire after 2022. For financial reporting purposes, valuation allowances of $162,000 and $416,000 at August 31, 2004 and 2003, respectively, were recognized for state net operating loss carryforwards not anticipated to be realized before expiration.

The Tax Reform Act of 1986 created a separate parallel tax system called the Alternative Minimum Tax (“AMT”) system. AMT is calculated separately from the regular U.S. Federal income tax and is based on a flat rate of 20% applied to a broader tax base. The higher of the two taxes is paid. The excess AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities in excess of AMT liabilities of future years. The Company generated AMT credits in prior years of approximately $6,500,000 that is available to offset the regular tax liability in the future years.

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

The fair value of long-term debt (See Footnote 9 to Consolidated Financial Statements) was determined using the fair market value of the individual debt instruments. As of August 31, 2004, the carrying amount and estimated fair value of these debt instruments approximated $199,948,000 and $192,103,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

14.    Transactions with Affiliated Companies

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair (See Footnote 5 to Consolidated Financial Statements). The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental of approximately $5,200,000, which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2004, 2003 and 2002, $5,215,000, $5,215,000, and $3,481,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 18 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2004, 2003 and 2002, the Company billed the affiliate $779,000, $761,000, and $525,000 for management fees and overhead expenses incurred in the management and operation of the 18 retail units which amount was deducted from expenses. As of August 31, 2004 and 2003, the Company owed the affiliate $28,000 and $229,000 under the terms of the agreement.

Effective June 1, 2001, the Company sold certain intangible assets to an unrelated entity and realized a $3,000,000 gain on the transaction which was recorded in other income. Concurrent with the sale, the Company entered into a 50% joint venture with the entity for the marketing of asphalt products. The joint venture is accounted for using the equity method of accounting. As part of its investment in the joint venture, the Company transferred $1,013,000 of inventory to it. For the years ended August 31, 2004, 2003 and 2002, net sales to the joint venture amounted to $9,209,000, $5,373,000, and $4,756,000, respectively. As of August 31, 2004 and 2003, the Company had a receivable from the joint venture of $651,000 and $1,529,000, respectively, under the terms of the agreement.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2004, 2003 and 2002, the Company billed the affiliate $1,524,000, $1,554,000, and $1,436,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 50 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2004, 2003 and 2002, net sales to the affiliate amounted to $55,592,000, $44,816,000, and $35,617,000, respectively. As of August 31, 2004 and 2003, the Company owed the affiliate $310,000 and $318,000, respectively, under the terms of the agreement.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2004, 2003 and 2002, such fees amounted to approximately $984,000, $1,000,000, and $1,000,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to tax years ended August 31, 1997 through August 31, 2001, totaled $609,000 and have been recorded as a distribution in fiscal 2002. As of August 31, 2004 and 2003, the Company owed the Parent $445,000 under the terms of the Tax Sharing Agreement.

The Company paid an insurance premium of $102,000 during the fiscal year ending August 31, 2003 on behalf of a non-subsidiary affiliate which is included in amounts due from affiliated companies at August 31, 2003. This receivable was subsequently paid by the affiliate.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended August 31,
	2004	2003	2002
	(in thousands)
Net Sales
Retail	$777,624	$718,904	$580,078
Wholesale	711,313	571,447	471,938

	$1,488,937	$1,290,351	$1,052,016

Intersegment Sales
Wholesale	$273,726	$235,724	$182,834

Operating Income (Loss)
Retail	$5,163	$10,627	$4,656
Wholesale	43,354	2,496	(25,356)

	$48,517	$13,123	$(20,700)

Total Assets
Retail	$123,069	$119,709	$127,712
Wholesale	243,313	241,719	243,728

	$366,382	$361,428	$371,440

Depreciation and Amortization
Retail	$3,970	$3,923	$3,638
Wholesale	8,483	8,296	8,136

	$12,453	$12,219	$11,774

Capital Expenditures
Retail	$3,559	$2,456	$4,552
Wholesale	7,206	6,768	5,747

	$10,765	$9,224	$10,299

17.    Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $200,000,000 Senior Unsecured Note Indenture due August 15, 2012. These subsidiaries were also guarantors under the terms of the $200,000,000 Senior Unsecured Notes due June 9, 2007, which were retired in August 2004. Financial information for the Company’s wholly-owned subsidiary guarantors (see Footnote 9 to Consolidated Financial Statements) is as follows:

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	August 31, 2004
	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$4,709	$6,843	$—	$11,552
Accounts receivable, net	33,459	11,137	—	44,596
Inventories	54,481	21,142	—	75,623
Prepaid expenses and other assets	12,090	5,157	—	17,247
Amounts due from affiliated companies	—	—	—	—
Intercompany	87,468	19,223	(106,691)	—

Total current assets	192,207	63,502	(106,691)	149,018

Property, plant and equipment, net	115,363	69,342	—	184,705
Investment in affiliated company	846	—	—	846
Deferred financing costs, net	6,723	—	—	6,723
Goodwill and other non-amortizable assets	—	11,849	—	11,849
Amortizable intangible assets	—	3,103	—	3,103
Deferred turnaround costs & other assets	9,462	1,847	(1,171)	10,138
Deferred income taxes	—	—	—	—

	$324,601	$149,643	$(107,862)	$366,382

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$13,000	$—	$—	$13,000
Current installments of long-term debt	(181)	633	—	452
Accounts payable	14,530	14,202	—	28,732
Accrued liabilities	11,100	5,200	—	16,300
Income taxes payable	958	(163)	—	795
Sales, use and fuel taxes payable	16,217	3,249	—	19,466
Deferred income taxes	4,363	(444)	—	3,919
Amounts due to affiliated companies	(206)	338	—	132
Intercompany	—	106,691	(106,691)	—

Total current liabilities	59,781	129,706	(106,691)	82,796

Long term debt: less current installments	198,076	1,420	—	199,496
Deferred income taxes	(1,845)	3,743	—	1,898
Deferred gain on settlement of pension plan obligations	915	—	—	915
Deferred retirement benefits	31,236	1,166	—	32,402
Other noncurrent liabilities	—	1,769	—	1,769

Total liabilities	288,163	137,804	(106,691)	319,276

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—
Additional paid-in capital	7,150	10,651	(1,153)	16,648
Retained earnings (deficit)	31,536	1,226	—	32,762
Accumulated other comprehensive loss	(2,248)	(56)	—	(2,304)

Total stockholder’s equity	36,438	11,839	(1,171)	47,106

	$324,601	$149,643	$(107,862)	$366,382

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	August 31, 2003
	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$3,383	$10,436	$—	$13,819
Accounts receivable, net	31,780	10,952	—	42,732
Inventories	55,435	20,688	—	76,123
Prepaid expenses and other assets	9,453	883	—	10,336
Amounts due from affiliated companies	1,186	(547)	—	639
Intercompany	88,123	19,467	(107,590)	—

Total current assets	189,360	61,879	(107,590)	143,649

Property, plant and equipment, net	117,149	69,730	—	186,879
Investment in affiliated company	574	—	—	574
Deferred financing costs, net	2,963	—	—	2,963
Goodwill and other non-amortizable assets	—	11,849	—	11,849
Amortizable intangible assets	—	3,588	—	3,588
Deferred turnaround costs & other assets	8,204	1,184	(1,171)	8,217
Deferred income taxes	7,455	(3,746)	—	3,709

	$325,705	$144,484	$(108,761)	$361,428

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$31,500	$—	$—	$31,500
Current installments of long-term debt	89	594	—	683
Accounts payable	19,906	15,205	—	35,111
Accrued liabilities	11,708	3,999	—	15,707
Income taxes payable	—	—	—	—
Sales, use and fuel taxes payable	14,891	2,962	—	17,853
Deferred income taxes	5,123	34	—	5,157
Amounts due to affiliated companies	—	—	—	—
Intercompany	—	107,590	(107,590)	—

Total current liabilities	83,217	130,384	(107,590)	106,011

Long term debt: less current installments	180,375	1,852	—	182,227
Deferred income taxes	1,037	(1,037)	—	—
Deferred gain on settlement of pension plan obligations	1,130	—	—	1,130
Deferred retirement benefits	27,174	1,224	—	28,398
Other noncurrent liabilities	—	1,687	—	1,687

Total liabilities	292,933	134,110	(107,590)	319,453

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—
Additional paid-in capital	7,150	10,651	(1,153)	16,648
Retained earnings (deficit)	26,662	(295)	—	26,367
Accumulated other comprehensive loss	(1,040)	—	—	(1,040)

Total stockholder’s equity	32,772	10,374	(1,171)	41,975

	$325,705	$144,484	$(108,761)	$361,428

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2004
	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$985,039	$782,500	$(278,602)	$1,488,937
Costs of goods sold	917,155	677,606	(278,602)	1,316,159

Gross profit (loss)	67,884	104,894	—	172,778

Expenses:
Selling, general and administrative expenses	16,898	94,910	—	111,808
Depreciation and amortization expenses	8,311	4,142	—	12,453

Total operating expenses	25,209	99,052	—	124,261

Operating income (loss)	42,675	5,842	—	48,517

Other income (expense):
Interest expense, net	(17,386)	(4,037)	—	(21,423)
Other, net	(2,732)	531	—	(2,201)
Equity in net earnings of affiliate	672	—	—	672
Loss on early extinguishment of debt	(6,770)	—	—	(6,770)

	(26,216)	(3,506)	—	(29,722)

Income (loss) before income tax expense (benefit)	16,459	2,336	—	18,795

Income tax expense (benefit):
Current	1,979	221	—	2,200
Deferred	4,606	594	—	5,200

	6,585	815	—	7,400

Net income (loss)	$9,874	$1,521	$—	$11,395

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended August 31, 2003
	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$807,171	$723,384	$(240,204)	$1,290,351
Costs of goods sold	781,053	617,733	(240,204)	1,158,582

Gross profit (loss)	26,118	105,651	—	131,769

Expenses:
Selling, general and administrative expenses	16,253	90,174	—	106,427
Depreciation and amortization expenses	8,123	4,096	—	12,219

Total operating expenses	24,376	94,270	—	118,646

Operating income (loss)	1,742	11,381	—	13,123

Other income (expense):
Interest expense, net	(17,176)	(4,164)	—	(21,340)
Other, net	(1,633)	342	—	(1,291)
Equity in net earnings of affiliate	867	—	—	867
Loss on early extinguishment of debt	—	—	—	—

	(17,942)	(3,822)	—	(21,764)

Income (loss) before income tax expense (benefit)	(16,200)	7,559	—	(8,641)

Income tax expense (benefit):
Current	(3,542)	3,800	—	258
Deferred	(3,207)	(421)	—	(3,628)

	(6,749)	3,379	—	(3,370)

Net income (loss)	$(9,451)	$4,180	$—	$(5,271)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended August 31, 2002
	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$654,772	$584,801	$(187,557)	$1,052,016
Costs of goods sold	656,695	497,507	(187,557)	966,645

Gross profit (loss)	(1,923)	87,294	—	85,371

Expenses:
Selling, general and administrative expenses	16,670	77,627	—	94,297
Depreciation and amortization expenses	7,964	3,810	—	11,774

Total operating expenses	24,634	81,437	—	106,071

Operating income (loss)	(26,557)	5,857	—	(20,700)

Other income (expense):
Interest expense, net	(15,544)	(4,190)	—	(19,734)
Other, net	(1,926)	581	—	(1,345)
Equity in net earnings of affiliate	1,242	—	—	1,242
Loss on early extinguishment of debt	—	—	—	—

	(16,228)	(3,609)	—	(19,837)

Income (loss) before income tax expense (benefit)	(42,785)	2,248	—	(40,537)

Income tax expense (benefit):
Current	(3,840)	1,138	—	(2,702)
Deferred	(12,939)	45	—	(12,894)

	(16,779)	1,183	—	(15,596)

Net income (loss)	$(26,006)	$1,065	$—	$(24,941)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2004
	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$25,204	$1,337	$—	$26,541

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	—	—	—
Dividends received	400	—	—	400
Additions to property, plant and equipment	(6,720)	(3,355)	—	(10,075)
Additions to turnaround costs	(4,517)	(843)	—	(5,360)
Proceeds from asset dispositions	13	19	—	32

Net cash used in investing activities	(10,824)	(4,179)	—	(15,003)

Cash flows from financing activities:
Net (reductions) borrowings on revolving credit facility	(18,500)	—	—	(18,500)
Proceeds from issuance of long-term debt	197,342	—	—	197,342
Principal reductions of long-term debt	(180,243)	(751)	—	(180,994)
Dividends	(5,000)	—	—	(5,000)
Deferred financing costs	(6,653)	—	—	(6,653)

Net cash (used in) provided by financing activities	(13,054)	(751)	—	(13,805)

Net increase (decrease) in cash and cash equivalents	1,326	(3,593)	—	(2,267)
Cash and cash equivalents, beginning of year	3,383	10,436	—	13,819

Cash and cash equivalents, end of year	$4,709	$6,843	$—	$11,552

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended August 31, 2003
	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,026	$3,366	$—	$5,392

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	—	—	—
Dividends received	2,000	—	—	2,000
Additions to property, plant and equipment	(6,397)	(1,646)	—	(8,043)
Additions to turnaround costs	(5,361)	(258)	—	(5,619)
Proceeds from asset dispositions	17	—	—	17

Net cash used in investing activities	(9,741)	(1,904)	—	(11,645)

Cash flows from financing activities:
Net (reductions) borrowings on revolving credit facility	7,186	—	—	7,186
Proceeds from issuance of long-term debt	—	—	—	—
Principal reductions of long-term debt	(92)	(287)	—	(379)
Dividends	—	—	—	—
Deferred financing costs	(250)	—	—	(250)

Net cash (used in) provided by financing activities	6,844	(287)	—	6,557

Net increase (decrease) in cash and cash equivalents	(871)	1,175	—	304
Cash and cash equivalents, beginning of year	4,254	9,261	—	13,515

Cash and cash equivalents, end of year	$3,383	$10,436	$—	$13,819

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended August 31, 2002
	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(41,140)	$24,097	$—	$(17,043)

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(16,900)	—	(16,900)
Dividends received	1,064	—	—	1,064
Additions to property, plant and equipment	(5,251)	(3,810)	—	(9,061)
Additions to turnaround costs	(1,415)	—	—	(1,415)
Proceeds from asset dispositions	—	3	—	3

Net cash used in investing activities	(5,602)	(20,707)	—	(26,309)

Cash flows from financing activities:
Net (reductions) borrowings on revolving credit facility	24,314	—	—	24,314
Proceeds from issuance of long-term debt	—	—	—	—
Principal reductions of long-term debt	(71)	(156)	—	(227)
Dividends	(2,130)	—	—	(2,130)
Deferred financing costs	(314)	—	—	(314)

Net cash (used in) provided by financing activities	21,799	(156)	—	21,643

Net increase (decrease) in cash and cash equivalents	(24,943)	3,234	—	(21,709)
Cash and cash equivalents, beginning of year	29,197	6,027	—	35,224

Cash and cash equivalents, end of year	$4,254	$9,261	$—	$13,515

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Quarterly Financial Data (unaudited)

	Net Sales	Gross Profit	Net Income (Loss)
	(in thousands)
2004
First Quarter	$330,815	$43,811	$4,457
Second Quarter	326,965	36,877	527
Third Quarter	374,320	48,426	7,158
Fourth Quarter	456,837	43,664	(747)

2003
First Quarter	$293,305	$27,986	$(4,218)
Second Quarter	311,429	41,542	3,662
Third Quarter	331,124	27,690	(4,808)
Fourth Quarter	354,493	34,551	93

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)– 15(e) and 15(d)–15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended August 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

(b)	There have not been any significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

NONE

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of November 24, 2004 with respect to all directors and executive officers of the Company.

Name	Age	Position
John A. Catsimatidis	56	Chairman of the Board, Chief Executive Officer, Director
Myron L. Turfitt	52	President, Chief Operating Officer, Director
Thomas C. Covert	70	Vice Chairman and Director
Ashton L. Ditka	63	Senior Vice President—Marketing
Thomas E. Skarada	62	Vice President—Refining
Frederick J. Martin, Jr.	50	Vice President—Supply and Transportation
James E. Murphy	59	Vice President and Chief Financial Officer
John R. Wagner	45	Vice President, General Counsel and Secretary
Dennis E. Bee, Jr.	62	Treasurer
Martin R. Bring	61	Director
Evan Evans	79	Director
Douglas Lemmonds	57	Director
Andrew Maloney	72	Director
Dennis Mehiel	61	Director
Kishore Lall	57	Director

John A. Catsimatidis has been Chairman of the Board and Chief Executive Officer since February 1986, when his wholly-owned company, United Acquisition Corp., purchased our parent. He also served as President from February 1986 until September 1996. He also serves as Chairman of the Board, Chief Executive Officer, President, and was the founder of Red Apple Group, Inc. (a holding company for certain businesses, including corporations which operate supermarkets in New York); Chief Executive Officer and Director of Gristede’s Foods, Inc., a public company whose common stock is listed on the American Stock Exchange and operates supermarkets in New York; a director of News Communications, Inc., a public company whose stock is traded over-the-counter; and Fonda Paper Company, Inc., a privately held company.

Myron L. Turfitt has been President and Chief Operating Officer since September 1996. From June 1987 to September 1996 he was Chief Financial Officer and Executive Vice President. From August 1983 until June 1987 he was Senior Vice President—Finance and from July 1981 to August 1983, Mr. Turfitt held the position of Vice President, Accounting and Administration. Mr. Turfitt is a CPA with over 28 years of financial and operations experience in all phases of the petroleum business including exploration and production, refining and retail marketing. His experience covers both fully-integrated major oil companies and large independents.

Thomas C. Covert has been Vice Chairman since September 1996. From December 1987 to September 1996 Mr. Covert was Executive Vice President and Chief Operating Officer and from June 1986 to December 1987 he was Executive Vice President—Manufacturing. Mr. Covert was Executive Vice President of Prudential Energy Company from 1983 until June 1986. Prior thereto Mr. Covert was Vice President—Refining of Coastal Corporation. Mr. Covert is a petroleum expert with over 41 years of experience in the international and domestic petroleum industry. He is experienced in all phases of integrated oil company operations including crude oil and gas production, refining, marketing, marine and pipeline.

Ashton L. Ditka has been Senior Vice President—Marketing since July 1990. From December 1989 to July 1990 he was Vice President—Wholesale & Retail Marketing and from August 1976 until December 1989 he was Vice President—Wholesale Marketing. Mr. Ditka has over 36 years of experience in the petroleum industry, including 11 years in retail marketing with Atlantic Richfield Company.

Thomas E. Skarada has been Vice President—Refining since February 1996. From September 1994 to February 1996 he was Assistant Vice President—Refining and from March 1993, when he joined us, to September 1994 he was Director of Regulatory Compliance. Over his 36 year refining and marketing career, Mr. Skarada has worked in virtually every segment of the downstream business including supply, distribution, refinery operations, economics, planning, research and development. He has 18 years of managerial experience with Sun Refining and Marketing Co. and one year consulting with Muse Stancil and Co. in Dallas, Texas.

Frederick J. Martin, Jr. has been Vice President—Supply and Transportation since February 1993. From 1980 to January 1993 he held other positions with us involving transportation, product supply, crude supply and pipeline and terminal administration.

James E. Murphy has been Chief Financial Officer since January 1997. He was Vice President—Finance from April 1995 to December 1996 and since May 1982 has held other accounting and internal auditing positions with us, including Director of Internal Auditing since April 1986. Prior to joining us, Mr. Murphy had over 10 years experience in accounting and auditing with banking, public accounting and manufacturing companies.

John R. Wagner has been Vice President, General Counsel and Secretary since August 1997. Prior to joining us, Mr. Wagner served as Counsel to Dollar Bank, F.S.B. from 1988 to August 1997.

Dennis E. Bee, Jr. has been Treasurer since May 1988. Prior thereto and since he joined us in 1977, Mr. Bee held various positions in the accounting department including Assistant Treasurer from July 1982 to May 1988.

Martin R. Bring has served as a Director since 1988. He has also been a stockholder in the Anderson, Kill & Olick, P.C., a New York law firm since February 2002. Prior thereto Mr. Bring was a partner in the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, a Philadelphia, Pennsylvania law firm and its predecessor law firm for more than 5 years. He also serves as a director for Gristede’s Foods, Inc., a public company whose common stock is listed on the American Stock Exchange and operates supermarkets in New York. Effective November 22, 2004, Mr. Bring will be joining the law office of Ellenoff Grossman & Schole, LLP as a partner.

Evan Evans has served as a Director since 1997. He has also been the Chairman of Holvan Properties, Inc., a privately owned petroleum industry consulting firm since 1983; a director of U.S. Energy Systems, Inc., a public company whose common stock is quoted on the Nasdaq SmallCap Market.

Douglas Lemmonds has served as a Director since 1997. He has also served as Executive Vice President at SunTrust Bank (Washington D.C.) since 2002. From May 1996 to 2002 he served as Managing Director and the Chief Operating Officer, Private Banking-Americas of the Deutsche Bank Group. Private Banking-Americas operates across four separate legal entities, including a registered investment advisor, a broker-dealer, a trust company and a commercial bank. From June 1991 to May 1996 Mr. Lemmonds was the Regional Director of Private Banking of the Northeast Regional Office of the Bank of America and from August 1973 to June 1991 he held various other positions with Bank of America.

Andrew Maloney has served as a Director since 1997. He has also been counsel to De Feis O’Connell & Rose, a New York law firm since January 2003. From April 1998 to December 2002 Mr. Maloney was counsel to Kramer Levin Naftalis & Frankel LLP, a New York law firm. From December 1992 to April 1998 was a partner at Brown & Wood LLP, a New York law firm. From June 1986 to December 1992 he was the United States Attorney for the Eastern District of New York.

Dennis Mehiel has served as a Director since 1997. He has also been Chairman and Chief Executive Officer of The Fonda Group, Inc. since 1988. Since 1966 he has been the Chairman of Four M, a converter and seller of interior packaging, corrugated sheets and corrugated containers which he co-founded, and since 1977 (except during a leave of absence from April 1994 through July 1995) he has been the Chief Executive Officer of Four M. Mr. Mehiel is also the Chairman of MannKraft Corporation, a manufacturer of corrugated containers, and Chief Executive Officer and Chairman of Creative Expressions, Group, Inc.

Kishore Lall has served as a Director since 1997. He has also been Chief Financial Officer of Gristede’s Foods, Inc. since August 2003 and Executive Vice President—Finance and Administration and Secretary of Gristede’s Foods, Inc. since May 2002. He has also served as a Director of Gristede’s Foods, Inc. since 1997. From January 1997 to October 1997 he served as a consultant to Red Apple Group, Inc. From June 1994 to December 1996 has was a private investor. From January 1991 to May 1994 he was Senior Vice President and Head of Commercial Banking of ABN AMRO Bank (New York branch).

Audit Committee

We do not have a class of securities listed on a national securities exchange or national securities association subject to the requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Consequently, the Company does not have an audit committee at this time, and has not designated an audit committee financial expert. However, the Company is reviewing whether it would be appropriate to appoint an audit committee consisting of independent members of its board of directors.

Code Of Ethics

We have adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth for the three fiscal years ended August 31, 2002, 2003 and 2004 the compensation paid by the Company to its Chairman of the Board and Chief Executive Officer and each of the four other executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended August 31, 2004.

SUMMARY COMPENSATION TABLE

	Year	Annual Compensation		Other Annual Compensation ($)(1)	Other Compensation ($)(2)
Name & Principal Position		Salary ($)	Bonus ($)
John A. Catsimatidis	2004	$360,000	$395,000	$—	$5,579
Chairman of the Board &	2003	360,000	308,000	—	1,602
Chief Executive Officer	2002	360,000	355,000	—	7,864

Myron L. Turfitt	2004	$235,000	$540,000	$4,024	$3,509
President &	2003	235,000	260,000	5,372	1,172
Chief Operating Officer	2002	235,000	300,000	5,460	6,231

Ashton L. Ditka	2004	$163,020	$65,000	$2,827	$3,786
Senior Vice President	2003	158,400	7,920	1,932	2,705
Marketing	2002	158,817	25,000	2,117	7,530

Thomas E. Skarada	2004	$136,982	$65,000	$7,044	$3,124
Vice President	2003	133,100	6,655	5,507	2,677
Refining	2002	133,604	25,000	6,813	6,235

Frederick J. Martin, Jr.	2004	$117,531	$25,000	$6,137	$1,528
Vice President	2003	114,200	5,710	6,530	1,611
Supply & Transportation	2002	114,534	25,000	6,409	4,586

(1)	Amounts include automobile allowances.
(2)	Amounts include Company matching contributions under the Company’s 401(K) Incentive Savings Plan for fiscal year2002, September through December 2002 and May through August 2004; and health and term life insurance benefits.

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

The benefit formula is based on the average earnings of the participant for the three years in which such participant’s earnings were the highest. Earnings include salary and bonus up to a maximum of $205,000 per year. Benefits are calculated by multiplying the sum of (a) 1.1% of average earnings up to the Social Security compensation base, plus (b) 1.25% of average earnings in excess of the Social Security compensation base, by (c) the number of years of service. Payments of retirement benefits are not reduced by any Social Security benefits received by the participant. Effective May 2001, for purposes of calculating retirement benefits, the Company has fixed the Social Security compensation base at $76,200.

Assuming that the following officers continue to be employed by the Company until they reach age 65, their credited years of service will be as follows:

Name of Individual	Current Years of Service	Years of Service At Age 65
John A. Catsimatidis	18	27
Myron L. Turfitt	26	39
Ashton L. Ditka	28	30
Thomas E. Skarada	11	14
Frederick J. Martin	24	39

Compensation of Directors

Non-officer directors receive a stipend of $15,000 per year and $1,000 for each meeting attended.

Employment and Consulting Agreements

Mr. Thomas C. Covert has entered into a Deferred Compensation Agreement with us pursuant to which since the date of his retirement on September 1, 1996, we have been paying Mr. Covert a retirement benefit at the rate of approximately $12,300 per year. The benefit is payable to Mr. Covert until his death, whereupon Mr. Covert’s surviving spouse, if any, is entitled to a benefit of approximately $6,150 per year until her death.

We do not have any employment agreements with our officers or employees.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding ownership of Common Stock on November 24, 2004 by: (i) each stockholder known to the Company to own beneficially, directly or indirectly, more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s directors; and (iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investing power with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class
John A. Catsimatidis 823 Eleventh Avenue New York, NY 10019	100	100%

All officers and directors as a group (15 persons)	100	100%

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 21, 2001, we acquired the operations and working capital assets of Country Fair (see Note 5 to Consolidated Financial Statements, Item 8). The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, our indirect sole shareholder. These assets are being leased to us at an annual aggregate rental of approximately $5,200,000, which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2004, 2003 and 2002, $5,215,000, $5,215,000, and $3,481,000 of rent payments were made to these related entities. We are not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, we entered into a management agreement with a non-subsidiary affiliate to operate and manage 18 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2004, 2003 and 2002, we billed the affiliate $779,000, $761,000, and $525,000 for management fees and overhead expenses incurred in the management and operation of the 18 retail units which amount was deducted from expenses. As of August 31, 2004 and 2003, we owed the affiliate $28,000 and $229,000 under the terms of the agreement.

Effective June 1, 2001, we sold certain intangible assets to an unrelated entity and realized a $3,000,000 gain on the transaction which was recorded in other income. Concurrent with the sale, we entered into a 50% joint venture with the entity for the marketing of asphalt products. The joint venture is accounted for using the equity method of accounting. As part of its investment in the joint venture, we transferred $1,013,000 of inventory to it. For the years ended August 31, 2004, 2003 and 2002, net sales to the joint venture amounted to $9,209,000, $5,373,000, and $4,756,000, respectively. As of August 31, 2004 and 2003, we had a receivable from the joint venture of $651,000 and $1,529,000, respectively, under the terms of the agreement.

On September 29, 2000, we sold 42 retail units to an affiliate for $23,870,000. An opinion as to the fairness of this transaction was delivered by an independent financial advisor in connection therewith. Concurrent with this asset sale, we terminated the leases on 8 additional retail locations which we had previously leased from a non-subsidiary affiliate. We have entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2004, 2003 and 2002, we billed the affiliate $1,524,000, $1,554,000, and $1,436,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 50 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2004, 2003 and 2002, net sales to the affiliate amounted to $55,592,000, $44,816,000, and $35,617,000, respectively. As of August 31, 2004 and 2003, we owed the affiliate $310,000 and $318,000, respectively, under the terms of the agreement.

We paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2004, 2003 and 2002, such fees amounted to approximately $984,000, $1,000,000, and $1,000,000, respectively.

We join with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to tax years ended August 31, 1997 through August 31, 2001, totaled $609,000 and have been recorded as a distribution in fiscal 2002. As of August 31, 2004 and 2003, we owed the Parent $445,000 under term of the Tax Sharing Agreement.

We paid an insurance premium of $102,000 during the fiscal year ending August 31, 2003 on behalf of a non subsidiary affiliate which is included in amounts due from affiliated companies at August 31, 2003. This receivable was subsequently paid by the affiliate.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following represents amounts billed and amounts expected to be billed to the Company for the professional services of BDO Seidman, LLP rendered during fiscal years 2004 and 2003:

	2004	2003
Audit Fees	$482,225	$328,480
Audit - Related Fees(1)	$65,000	$75,000
Tax Fees	$—	$—
All Other Fees	$—	$—

Total	$547,225	$403,480

(1)	Services provided under this category consist of $65,000 and $75,000 for the audits of the Company’s employee benefit plans in 2004 and 2003, respectively.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial	Statements

A list of all financial statements filed as part of this report is contained in the index to Item 8, which index is incorporated herein by reference.

(2)	Financial Statement Schedules

Report of Independent Certified Public Accountants Schedule II—Valuation and Qualifying Accounts

(3)	Exhibits

Number	Description
3.1	Certificate of Incorporation of United Refining Company (“URC”). Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-35083) (the “Registration Statement”).

3.2	Bylaws of URC. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

3.3	Certificate of Incorporation of United Refining Company of Pennsylvania (“URCP”). Incorporated by reference to Exhibit 3.3 to the Registration Statement.

3.4	Bylaws of URCP. Incorporated by reference to Exhibit 3.4 to the Registration Statement.

3.5	Certificate of Incorporation of Kiantone Pipeline Corporation (“KPC”). Incorporated by reference to Exhibit 3.5 to the Registration Statement.

3.6	Bylaws of KPC. Incorporated by reference to Exhibit 3.6 to the Registration Statement.

3.7	Certificate of Incorporation of Kiantone Pipeline Company (“KPCY”). Incorporated by reference to Exhibit 3.7 to the Registration Statement.

3.8	Bylaws of KPCY. Incorporated by reference to Exhibit 3.8 to the registration Statement.

3.9	Certificate of Incorporation of Kwik FillCorporation. (“K-FC”). Incorporated by reference to Exhibit 3.9 to the Registration Statement.

3.10	Bylaws of K-FC. Incorporated by reference to Exhibit 3.10 to the Registration Statement.

3.11	Certificate of Incorporation of Independent Gasoline & Oil Company of Rochester, Inc. (“IGOCRI”). Incorporated by reference to Exhibit 3.11 to the Registration Statement.

3.12	Bylaws of IGOCRI. Incorporated by reference to Exhibit 3.12 to the Registration Statement.

3.13	Certificate of Incorporation of Bell Oil Corp. (“BOC”). Incorporated by reference to Exhibit 3.13 to the Registration Statement.

3.14	Bylaws of BOC. Incorporated by reference to Exhibit 3.14 to the Registration Statement.

3.15	Certificate of Incorporation of PPC, Inc. (“PPCI”). Incorporated by reference to Exhibit 3.15 to the Registration Statement.

3.16	Bylaws of PPCI. Incorporated by reference to Exhibit 3.16 to the Registration Statement.

3.17	Certificate of Incorporation of Super Test Petroleum, Inc. (“STPI”). Incorporated by reference to Exhibit 3.17 to the Registration Statement.

3.18	Bylaws of STPI. Incorporated by reference to Exhibit 3.18 to the Registration Statement.

3.19	Certificate of Incorporation of Kwik-Fil, Inc. (“K-FI”). Incorporated by reference to Exhibit 3.19 to the Registration Statement.

Number	Description
3.20	Bylaws of K-FI. Incorporated by reference to Exhibit 3.20 to the Registration Statement.

3.21	Certificate of Incorporation of Vulcan Asphalt Refining Corporation (“VARC”). Incorporated by reference to Exhibit 3.21 to the Registration Statement.

3.22	Bylaws of VARC. Incorporated by reference to Exhibit 3.22 to the Registration Statement.

3.23	Certificate of Incorporation of United Jet Center, Inc. (“UJCI”). Incorporated by reference to Exhibit 3.23 to the Registration Statement.

3.24	Bylaws of UJCI. Incorporated by reference to Exhibit 3.24 to the Registration Statement.

*4.1	Indenture dated as of August 6, 2004 between URC, Country Fair, Inc, (“CFI”), KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and The Bank of New York (“BONY”), relating to the 10 1/2% Series A Senior Notes due 2012.

*4.2	Form of Note.

*10.1	Purchase Agreement dated August 6, 2004 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, Citigroup (“CITI”), Goldman, Sachs & Co. (“GSC”), and PNC Capital Markets, Inc. (“PNCCMI”).

*10.2	Registration Rights Agreement dated August 6, 2004 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, CITI, GSC, and PNCCMI.

10.3	Servicing Agreement dated June 9, 1997 between URC and Red Apple Group, Inc. Incorporated by reference to Exhibit 10.4 to the Registration Statement.

10.4	Deferred Compensation Agreement dated September 1, 1996 with Thomas C. Covert. Incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10K for fiscal year ended August 31, 1998.

10.5	Amended and Restated Credit Agreement dated July 12, 2002 by and among URC, URCP, KPC, Country Fair and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.21 of Registrant’s Quarterly Report on Form 10Q for fiscal quarter ended May 31, 2002.

10.6	Amendment to Credit Agreement dated as of July 12, 2002 by and among URC, URCP, KPC, Country Fair and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10K for fiscal year ended August 31, 2002.

10.7	Limited Waiver and Amendment No 3 to Credit Agreement dated as of March 24, 2003 by and among, URC, URCP, KPC, Country Fair and the Banks thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.13 of Registrant’s Quarterly Report on Form 10Q for fiscal quarter ended May 31, 2003.

10.8	Amendment to Credit Agreement dated as of January 27, 2004 by and among URC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10Q for fiscal quarter ended February 29, 2004.

*10.9	Amendment No. 5 to Credit Agreement dated as of August 6, 2004 by and among URC, URCP, KPC, Country Fair, Inc., Kwik Fill, Inc., and the Banks party thereto and PNC Bank, National Association, as Agent.

14.1	Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 14.1 in Registrant’s Annual Report on Form 10K for fiscal year ended August 31, 2003.

Number	Description

21.1	Subsidiaries of the Registrants. A) Incorporated by reference to Exhibit 21.1 to the Registration Statement. B) Country Fair, Inc. Incorporated in the Commonwealth of Pennsylvania in 1965, doing business as “Country Fair”.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholder of United Refining Company

Warren, Pennsylvania

The audits referred to in our report dated October 29, 2004 relating to the consolidated financial statements of United Refining Company and Subsidiaries included the audits of the financial statement Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended August 31, 2004. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, such financial statement Schedule—Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.

/s/    BDO SEIDMAN, LLP

New York, New York

October 29, 2004

UNITED REFINING COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End Of Period
Year ended August 31, 2002: Reserves and allowances deducted from asset accounts: Allowance for uncollectible Accounts	$1,370	$420	$(395)	$1,395

Year ended August 31, 2003: Reserves and allowances deducted from asset accounts: Allowance for uncollectible Accounts	$1,395	$440	$(366)	$1,469

Year ended August 31, 2004: Reserves and allowances deducted from asset accounts: Allowance for uncollectible Accounts	$1,469	$409	$(418)	$1,460

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2004

UNITED REFINING COMPANY

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 24, 2004

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	November 24, 2004

/s/ Thomas C. Covert Thomas C. Covert	Vice Chairman and Director	November 24, 2004

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 24, 2004

/s/ Martin R. Bring Martin R. Bring	Director	November 24, 2004

/s/ Evan Evans Evan Evans	Director	November 24, 2004

/s/ Kishore Lall Kishore Lall	Director	November 24, 2004

/s/ Douglas Lemmonds Douglas Lemmonds	Director	November 24, 2004

/s/ Andrew Maloney	Director

/s/ Dennis Mehiel Dennis Mehiel	Director	November 24, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2004

UNITED REFINING COMPANY OF PENNSYLVANIA

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 24, 2004

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer	November 24, 2004

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 24, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2004

KIANTONE PIPELINE CORPORATION

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 24, 2004

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	November 24, 2004

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 24, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2004

KIANTONE PIPELINE COMPANY

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 24, 2004

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 24, 2004

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 24, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2004

UNITED JET CENTER, INC.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 24, 2004

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 24, 2004

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 24, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2004

VULCAN ASPHALT REFINING CORPORATION

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 24, 2004

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 24, 2004

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 24, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2004

KWIK-FIL, INC.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 24, 2004

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 24, 2004

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 24, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2004

KWIK-FILLCORPORATION

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 24, 2004

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 24, 2004

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 24, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2004

INDEPENDENT GASOLINE & OIL COMPANY OF ROCHESTER, INC.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 24, 2004

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 24, 2004

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 24, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2004

BELL OIL CORP.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 24, 2004

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 24, 2004

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 24, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2004

PPC, INC.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 24, 2004

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 24, 2004

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 24, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2004

SUPER TEST PETROLEUM, INC.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 24, 2004

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 24, 2004

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 24, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Corporation during the fiscal year ended August 31, 2004.