Form 10-Q
period 2005-02-28
UNITED REFINING CO; VULCAN ASPHALT REFINING CORP; SUPER TEST PETROLEUM INC; PPC INC; KWIK FILL INC; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; BELL OIL CORP; COUNTRY FAIR INC
filed 2005-04-19
CIK 101462, 1045546, 1045545, 1045544, 1045541, 1040270, 1045539, 1045540, 1045543, 1171162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Number of shares outstanding of Registrant’s Common Stock as of April 19, 2005: 100.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

			PAGE(S)
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – February 28, 2005 (unaudited) and August 31, 2004		4

	Consolidated Statements of Operations – Quarter and Six Months Ended February 28, 2005 and February 29, 2004 (unaudited) (as restated)		5

	Consolidated Statements of Cash Flows – Quarter and Six Months Ended February 28, 2005 and and February 29, 2004 (unaudited) (as restated)		6

	Notes to Consolidated Financial Statements (unaudited)		7-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		16-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		25

Item 4.	Controls and Procedures		25

PART II.	OTHER INFORMATION		26

Item 1.	Legal Proceedings (None)		26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (None)		26

Item 3.	Defaults Upon Senior Securities (None)		26

Item 4.	Submission of Matters to a Vote of Security Holders (N/A)		26

Item 5.	Other Information (None)		26

Item 6.	Exhibits		26

	Exhibit 4.1	Form of Note

	Exhibit 10.1

Purchase Agreement Dated February 10, 2004 between United Refining Company, (“URC”), Country Fair, Inc., (“CFI”), Kiantone Pipeline Corporation, (“KPC”), Kiantone Pipeline Company, (“KPCY”), United Jet Center, Inc., (“UJCI”), United Refining Company of Pennsylvania, (“URCP”), Kwik Fill Corporation,(“K-FC”), Independent Gasoline and Oil Company of Rochester, Inc., (“IGOCRI”), Bell Oil Corporation, (“BOC”), PPC, Inc. (“PPCI”), Super Test Petroleum, Inc., (“STPI”), Kwik-Fil, Inc., (“K-FI”), Vulcan Asphalt Refining Corporation, (“VARC”), collectively “the Companies” and Citigroup (“CITI”)

	Exhibit 10.2	Registration Rights Agreement Dated February 17, 2005 between the Companies and, CITI

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	February 28, 2005 (Unaudited)	August 31, 2004
Assets
Current:
Cash and cash equivalents	$13,986	$11,552
Accounts receivable, net	45,461	44,596
Inventories	104,104	75,623
Prepaid expenses and other assets	36,855	16,476

Total current assets	200,406	148,247
Property, plant and equipment, net	182,131	184,705
Investment in affiliated company	1,514	846
Deferred financing costs, net	7,018	6,723
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	3,768	3,874
Deferred turnaround costs and other assets, net	9,466	10,138
Deferred income taxes	4,581	—

	$420,733	$366,382

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$38,000	$13,000
Current installments of long-term debt	501	452
Accounts payable	51,290	28,732
Accrued liabilities	12,142	16,300
Income tax payable	—	795
Sales, use and fuel taxes payable	15,324	19,466
Deferred income taxes	3,919	3,919
Amounts due to affiliated companies, net	1,889	132

Total current liabilities	123,065	82,796
Long term debt: less current installments	224,949	199,496
Deferred income taxes	—	1,898
Deferred gain on settlement of pension plan obligations	808	915
Deferred retirement benefits	34,245	32,402
Other noncurrent liabilities	1,590	1,769

Total liabilities	384,657	319,276

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	16,648	16,648
Retained earnings	21,732	32,762
Accumulated other comprehensive loss	(2,304)	(2,304)

Total stockholder’s equity	36,076	47,106

	$420,733	$366,382

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004 (As Restated see Note 2)	February 28, 2005	February 29, 2004 (As Restated see Note 2)
Net sales	$384,789	$326,965	$810,842	$657,780
Costs of goods sold	372,449	291,431	750,894	579,648

Gross profit	12,340	35,534	59,948	78,132

Expenses:
Selling, general and administrative expenses	28,569	27,431	56,708	54,934
Depreciation and amortization expenses	3,343	3,203	6,685	6,407

Total operating expenses	31,912	30,634	63,393	61,341

Operating income (loss)	(19,572)	4,900	(3,445)	16,791

Other income (expense):
Interest expense, net	(5,941)	(5,299)	(11,654)	(10,469)
Other, net	(511)	(510)	(1,034)	(1,042)
Equity in net earnings of affiliate	462	445	668	511

	(5,990)	(5,364)	(12,020)	(11,000)

Income (loss) before income tax expense (benefit)	(25,562)	(464)	(15,465)	5,791
Income tax expense (benefit)	(10,212)	(189)	(6,178)	2,333

Net income (loss)	$(15,350)	$(257)	$(9,287)	$3,458

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Six Months Ended
	February 28, 2005	February 29, 2004 (As Restated see Note 2)
Cash flows from operating activities:
Net income (loss)	$(9,287)	$3,458

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,668	8,293
Equity in net earnings of affiliate	(668)	(511)
Deferred income taxes	(6,479)	2,068
Loss on asset dispositions	749	94
Cash used in working capital items	(34,505)	(24,969)
Change in operating assets and liabilities:
Deferred retirement benefits	1,843	(814)
Other assets	(187)	(121)
Other noncurrent liabilities	(179)	300

Total adjustments	(30,758)	(15,660)

Net cash used in operating activities	(40,045)	(12,202)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,565)	(3,604)
Additions to deferred turnaround costs	(761)	(1,231)

Net cash used in investing activities	(5,326)	(4,835)

Cash flows from financing activities:
Net borrowings on revolving credit facility	25,000	18,500
Proceeds from issuance of long term debt	25,750	—
Dividend to stockholder	(1,743)	—
Principal reductions of long-term debt	(410)	(392)
Deferred financing costs	(792)	(498)

Net cash provided by financing activities	47,805	17,610

Net increase in cash and cash equivalents	2,434	573
Cash and cash equivalents, beginning of year	11,552	13,819

Cash and cash equivalents, end of period	$13,986	$14,392

Cash used in working capital items:
Accounts receivable, net	$(865)	$2,510
Inventories	(28,481)	(21,096)
Prepaid expenses and other assets	(20,379)	(5,891)
Accounts payable	22,558	(1,918)
Accrued liabilities	(4,158)	1,088
Income taxes payable	(795)	—
Sales, use and fuel taxes payable	(4,142)	(1,682)
Amounts due to affiliated companies, net	1,757	2,020

Total change	$(34,505)	$(24,969)

Cash paid during the period for:
Interest	$11,954	$10,604
Income taxes	$1,738	$512

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

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

The Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corporation, which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ending August 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2004.

2.    Restatement of Financial Statements

During the quarter ended February 28, 2005 the Company’s management reviewed its application of generally accepted accounting principles for inventory pricing. The Company has decided to restate its previously issued financial statements for the three and six month periods ended February 29, 2004.

Historically, on an interim basis, the Company has recorded a portion of its refined product inventories at net realizable value, reduced by the LIFO Reserve. The Company has restated its financial statements to record all refined product inventories using the first-in first-out cost (FIFO), reduced by the LIFO reserve. The resulting restatements have no impact on cash flows. The following is a summary of the impact of the Restatement on the Company’s Consolidated Statements of Operations for the periods affected (all amounts in thousands).

	Three Months Ended February 29, 2004
	As Previously Reported	Restatement Adjustments		As Restated
Net sales	$326,965	$		$326,965
Costs of goods sold	290,088		1,343	291,431

Gross profit	36,877		(1,343)	35,534
Operating expenses	30,634			30,634

Operating income	6,243		(1,343)	4,900
Other expenses	(5,364)			(5,364)

Income (loss) before income tax expense (benefit)	879		(1,343)	(464)
Income tax expense (benefit)	352		(541)	(189)

Net income (loss)	$527		$(802)	$(275)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Six Months Ended February 29, 2004
	As Previously Reported	Restatement Adjustments		As Restated
Net sales	$657,780	$		$657,780
Costs of goods sold	577,092		2,556	579,648

Gross profit	80,688		(2,556)	78,132
Operating expenses	61,341			61,341

Operating income	19,347		(2,556)	16,791
Other expenses	(11,000)			(11,000)

Income before income tax expense	8,347		(2,556)	5,791
Income tax expense	3,363		(1,030)	2,333

Net income	$4,984		$(1,526)	$3,458

The financial statements for the quarters ended November 30, 2004 and 2003 will be restated and the related Form 10-Q for the quarter ended November 30, 2004 will be amended and filed as soon as practicable. The following is a summary of the impact of the Restatement on the Company’s Consolidated Statements of Operations for the quarters ended November 30, 2004 and 2003 (all amounts in thousands).

	Three Months Ended November 30, 2004
	As Previously Reported	Restatement Adjustments		As Restated
Net sales	$426,053	$		$426,053
Costs of goods sold	381,495		(3,050)	378,445

Gross profit	44,558		3,050	47,608
Operating expenses	31,481			31,481

Operating income	13,077		3,050	16,127
Other expenses	(6,030)			(6,030)

Income before income tax expense	7,047		3,050	10,097
Income tax expense	2,815		1,219	4,034

Net income	$4,232		$1,831	$6,063

	Three Months Ended November 30, 2003
	As Previously Reported	Restatement Adjustments		As Restated
Net sales	$330,815	$		$330,815
Costs of goods sold	287,004		1,213	288,217

Gross profit	43,811		(1,213)	42,598
Operating expenses	30,707			30,707

Operating income	13,104		(1,213)	11,891
Other expenses	(5,636)			(5,636)

Income before income tax expense	7,468		(1,213)	6,255
Income tax expense	3,011		(489)	2,522

Net income	$4,457		$(724)	$3,733

3.    Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The adoption of EITF 03-1 did not have a material effect on its financial position or results of operations.

In November 2004, the Financial Accounting Standard Board (FASB) issued Statement No. 151, “Inventory Costs” (“Statement 151”). Statement 151 amends prior guidelines for inventory pricing by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges regardless of magnitude. In addition, Statement 151 requires that the allocation of fixed production overhead costs to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of Statement 151 will have a material effect on its financial position or results of operations.

In December 2004, the FASB issued Statement No 153, “Exchange of Nonmonetary Assets” (“Statement 153”). Statement 153 eliminates prior guidance for nonmonetary transactions by eliminating the exception for nonmonetary exchanges of similar production assets and replaces it with a general exception for exchange of nonmonetary assets lacking commercial substance.

The provisions of Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of Statement 153 will have a material effect on its financial position or results of operations.

4.    Inventories

As of February 28, 2005 and August 31, 2004, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $14,795,000 and $19,515,000, respectively. The February 28, 2005 LIFO calculation was computed using quantities and prices which are not necessarily indicative of the actual quantities and prices which will exist at fiscal year-end. Due to anticipated decreases in inventory levels and the many factors which enter into the LIFO calculation which are beyond management’s control, it is the policy of the Company to record the LIFO inventory adjustment only at fiscal year-end.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.    Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $225,000,000 Senior Unsecured Note Indenture due August 15, 2012. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	February 28, 2005				August 31, 2004
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$5,288	$8,698	$—	$13,986	$4,709	$6,843	$—	$11,552
Accounts receivable, net	32,940	12,521	—	45,461	33,459	11,137	—	44,596
Inventories	83,280	20,824	—	104,104	54,481	21,142	—	75,623
Prepaid expenses and other assets	30,682	6,173	—	36,855	12,090	4,386	—	16,476
Intercompany	95,459	18,648	(114,107)	—	87,468	19,223	(106,691)	—

Total current assets	247,649	66,864	(114,107)	200,406	192,207	62,731	(106,691)	148,247
Property, plant and equipment, net	113,593	68,538	—	182,131	115,363	69,342	—	184,705
Investment in affiliated company	1,514	—	—	1,514	846	—	—	846
Deferred financing costs, net	7,018	—	—	7,018	6,723	—	—	6,723
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	3,768	—	3,768	—	3,874	—	3,874
Deferred turnaround costs & other assets, net	8,897	1,740	(1,171)	9,466	9,462	1,847	(1,171)	10,138
Deferred income taxes	8,430	(3,849)	—	4,581	—	—	—	—

	$387,101	$148,910	$(115,278)	$420,733	$324,601	$149,643	$(107,862)	$366,382

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$38,000	$—	$—	$38,000	$13,000	$—	$—	$13,000
Current installments of long-term debt	(78)	579	—	501	(181)	633	—	452
Accounts payable	38,131	13,159	—	51,290	14,530	14,202	—	28,732
Accrued liabilities	7,773	4,369	—	12,142	11,100	5,200	—	16,300
Income taxes payable	—	—	—	—	958	(163)	—	795
Sales, use and fuel taxes payable	12,439	2,885	—	15,324	16,217	3,249	—	19,466
Deferred income taxes	4,363	(444)	—	3,919	4,363	(444)	—	3,919
Amounts due to affiliated companies, net	1,902	(13)	—	1,889	(206)	338	—	132
Intercompany	—	114,107	(114,107)	—	—	106,691	(106,691)	—

Total current liabilities	102,530	134,642	(114,107)	123,065	59,781	129,706	(106,691)	82,796
Long term debt: less current installments	223,806	1,143	—	224,949	198,076	1,420	—	199,496
Deferred income taxes	—	—	—	—	(1,845)	3,743	—	1,898
Deferred gain on settlement of pension plan obligations	808	—	—	808	915	—	—	915
Deferred retirement benefits	33,191	1,054	—	34,245	31,236	1,166	—	32,402
Other noncurrent liabilities	—	1,590	—	1,590	—	1,769	—	1,769

Total liabilities	360,335	138,429	(114,107)	384,657	288,163	137,804	(106,691)	319,276

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share— shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	7,150	10,651	(1,153)	16,648	7,150	10,651	(1,153)	16,648
Retained earnings	21,864	(132)	—	21,732	31,536	1,226	—	32,762
Accumulated other comprehensive loss	(2,248)	(56)	—	(2,304)	(2,248)	(56)	—	(2,304)

Total stockholder’s equity	26,766	10,481	(1,171)	36,076	36,438	11,839	(1,171)	47,106

	$387,101	$148,910	$(115,278)	$420,733	$324,601	$149,643	$(107,862)	$366,382

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended February 28, 2005				Three Months Ended February 29, 2004 (as restated, See Note 2)
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$259,700	$199,685	$(74,596)	$384,789	$215,170	$173,962	$(62,167)	$326,965
Costs of goods sold	271,618	175,427	(74,596)	372,449	200,311	153,287	(62,167)	291,431

Gross profit (loss)	(11,918)	24,258	—	12,340	14,859	20,675	—	35,534

Expenses:
Selling, general and administrative expenses	4,443	24,126	—	28,569	4,201	23,230	—	27,431
Depreciation and amortization expenses	2,217	1,126	—	3,343	2,144	1,059	—	3,203

Total operating expenses	6,660	25,252	—	31,912	6,345	24,289	—	30,634

Operating income (loss)	(18,578)	(994)	—	(19,572)	8,514	(3,614)	—	4,900

Other income (expense):
Interest expense, net	(4,543)	(1,398)	—	(5,941)	(4,323)	(976)	—	(5,299)
Other, net	(546)	35	—	(511)	(604)	94	—	(510)
Equity in net earnings of affiliate	462	—	—	462	445	—	—	445

	(4,627)	(1,363)	—	(5,990)	(4,482)	(882)	—	(5,364)

Income (loss) before income tax expense (benefit)	(23,205)	(2,357)	—	(25,562)	4,032	(4,496)	—	(464)
Income tax expense (benefit)	(9,316)	(896)	—	(10,212)	1,562	(1,751)	—	(189)

Net income (loss)	$(13,889)	$(1,461)	$—	$(15,350)	$2,470	$(2,745)	$—	$(275)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Six Months Ended February 28, 2005				Six Months Ended February 29, 2004 (as restated, See Note 2)
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$553,905	$418,104	$(161,167)	$810,842	$420,444	$357,051	$(119,715)	$657,780
Costs of goods sold	544,468	367,593	(161,167)	750,894	392,825	306,538	(119,715)	579,648

Gross profit	9,437	50,511	—	59,948	27,619	50,513	—	78,132

Expenses:
Selling, general and administrative expenses	8,871	47,837	—	56,708	8,899	46,035	—	54,934
Depreciation and amortization expenses	4,435	2,250	—	6,685	4,288	2,119	—	6,407

Total operating expenses	13,306	50,087	—	63,393	13,187	48,154	—	61,341

Operating income	(3,869)	424	—	(3,445)	14,432	2,359	—	16,791

Other income (expense):
Interest expense, net	(8,986)	(2,668)	—	(11,654)	(8,554)	(1,915)	—	(10,469)
Other, net	(1,159)	125	—	(1,034)	(1,176)	134	—	(1,042)
Equity in net earnings of affiliate	668	—	—	668	511	—	—	511

	(9,477)	(2,543)	—	(12,020)	(9,219)	(1,781)	—	(11,000)

Income (loss) before income tax expense (benefit)	(13,346)	(2,119)	—	(15,465)	5,213	578	—	5,791
Income tax expense (benefit)	(5,415)	(763)	—	(6,178)	2,008	325	—	2,333

Net income (loss)	$(7,931)	$(1,356)	$—	$(9,287)	$3,205	$253	$—	$3,458

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended February 28, 2005				Six Months Ended February 29, 2004 (as restated, See Note 2)
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(44,123)	$4,078	$—	$(40,045)	$(15,932)	$3,730	$—	$(12,202)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,673)	(1,892)	—	(4,565)	(2,318)	(1,286)	—	(3,604)
Additions to deferred turnaround costs	(761)	—	—	(761)	(446)	(785)	—	(1,231)

Net cash used in investing activities	(3,434)	(1,892)	—	(5,326)	(2,764)	(2,071)	—	(4,835)

Cash flows from financing activities:
Net borrowings on revolving credit facility	25,000	—	—	25,000	18,500	—	—	18,500
Proceeds from issuance of long term debt	25,750	—		25,750	—	—	—	—
Dividend to stockholder	(1,743)	—	—	(1,743)	—	—	—	—
Principal reductions of long-term debt	(79)	(331)	—	(410)	(45)	(347)	—	(392)
Deferred financing costs	(792)	—	—	(792)	(498)	—	—	(498)

Net cash provided by (used in) financing activities	48,136	(331)	—	47,805	17,957	(347)	—	17,610

Net (decrease) increase in cash and cash equivalents	579	1,855	—	2,434	(739)	1,312	—	573
Cash and cash equivalents, beginning of year	4,709	6,843	—	11,552	3,383	10,436	—	13,819

Cash and cash equivalents, end of period	$5,288	$8,698	$—	$13,986	$2,644	$11,748	$—	$14,392

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.    Segments of Business

Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004 (as restated, See Note 2)	February 28, 2005	February 29, 2004 (as restated, See Note 2)
Net Sales
Retail	$198,514	$172,781	$415,791	$354,644
Wholesale	186,275	154,184	395,051	303,136

	$384,789	$326,965	$810,842	$657,780

Intersegment Sales
Wholesale	$73,425	$60,986	$158,854	$117,308

Operating Income (loss)
Retail	$(900)	$(3,793)	$315	$2,073
Wholesale	(18,672)	8,693	(3,760)	14,718

	$(19,572)	$4,900	$(3,445)	$16,791

Depreciation and Amortization
Retail	$1,076	$1,010	$2,150	$2,022
Wholesale	2,267	2,193	4,535	4,385

	$3,343	$3,203	$6,685	$6,407

			February 28, 2005	August 31, 2004
Total Assets
Retail			$122,270	$123,069
Wholesale			298,463	243,313

			$420,733	$366,382

Capital Expenditures (including non-cash)
Retail			$1,373	$3,559
Wholesale			3,192	7,206

			$4,565	$10,765

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.    Employee Benefit Plans

For the periods ended February 28, 2005 and February 29, 2004, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
	(in thousands)
Service cost	$1,261	$1,083	$794	$743
Interest cost on benefit obligation	1,878	1,734	1,226	1,238
Expected return on plan assets	(1,699)	(1,400)	—	—
Amortization of transition obligation	35	70	298	298
Amortization and deferral of net loss	405	313	250	271

Net periodic benefit cost	$1,880	$1,800	$2,568	$2,550

As of February 28, 2005, $3,302,000 of contributions have been made to the Company pension plans. The Company presently anticipates contributing an additional $931,000 to fund its pension plans in fiscal 2005 for a total of $4,233,000.

8.    Long-Term Debt

During February 2005, the Company sold an additional $25,000,000 of 10 ½% Senior Unsecured Notes due 2012 for $25,750,000, resulting in a debt premium of $750,000 which will be amortized over the life of the note using the interest method. These additional notes were issued under an indenture, dated as of August 6, 2004, pursuant to which $200,000,000 of notes of the same series were issued in August 2004. The net proceeds of the offering were used to pay down a portion of the Company’s outstanding indebtedness under its existing revolving credit facility.

UNITED REFINING COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may include, among other things, United Refining Company and its subsidiaries current expectations with respect to future operating results, future performance of its refinery and retail operations, capital expenditures and other financial items. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, “may”, “will”, “should”, “shall”, “anticipates”, “predicts”, and similar expressions typically identify such forward looking statements in this Quarterly Report on Form 10-Q.

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

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Quarterly Report 10-Q, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

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

All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward looking statements that may be made to reflect events or circumstances that occur, or which we becomes aware of, after the date of this Quarterly Report on Form 10-Q.

Recent Developments

The Company’s results for the 2005 second fiscal quarter, ended February 28, 2005, were impacted by high and volatile worldwide crude oil prices. The 2005 second fiscal quarter worldwide crude oil prices, as indicated by prices of crude oil contracts on the New York Mercantile Exchange (NYMEX) for delivery in the fiscal quarter, averaged $46.20/BBL, 42.3% higher than the prior year second fiscal quarter. For the 2004 second fiscal quarter, ended February 29, 2004, comparable NYMEX crude oil prices averaged $32.47/BBL, $13.73/BBL less than for the 2005 second fiscal quarter. NYMEX crude oil prices for delivery in the 2005 third fiscal quarter, to date, are averaging approximately $52/BBL.

Industry-wide wholesale margins on gasoline and distillate for the 2005 second fiscal quarter versus the comparable 2004 fiscal quarter, as indicated by the difference between the prices of crude oil contracts traded on the NYMEX and the prices of NYMEX gasoline and heating oil contracts, decreased 15% for gasoline but increased 76% for heating oil, as increases in wholesale gasoline were smaller than those for crude oil, but distillate price increases exceeded those for crude oil. The widely monitored “3/2/1 crackspread”, consisting of two thirds gasoline margin and one third heating oil margin, increased 15% versus the year earlier quarter, indicating improvement in the combined margins for gasoline and distillate.

While NYMEX crude oil and product prices in the 2005 second fiscal quarter were uniformly higher than in the same quarter of fiscal 2004, considerable price volatility was experienced during the 2005 second fiscal quarter. NYMEX crude oil contracts for December delivery reached nearly $51/BBL in early November trading. NYMEX crude oil contracts then declined to below $41/BBL in early December trading, before increasing to approximately $50/BBL in late January trading. NYMEX gasoline and heating oil contract prices for delivery in the 2005 second fiscal quarter showed similar volatility.

Price volatility such as that experienced in the 2005 second fiscal quarter can have significant impact on the Company’s product margins, particularly those for wholesale gasoline and distillate. This impact is due in large part to the fact that the Company’s crude oil cost for a given month is determined primarily by NYMEX crude oil contract trading during the prior month, while the Company’s wholesale prices for gasoline and distillate received in a given month are determined primarily by NYMEX product contract trading during the same month. The Company assesses the impact of this “lag” between crude cost and wholesale product prices by monitoring NYMEX “lagged crackspreads”, which calculate the margins of the NYMEX product prices for the following month versus NYMEX crude oil prices for the month in question. The lagged NYMEX 3/2/1 crackspread, which calculates combined margins of gasoline and heating oil contracts for the following month versus NYMEX crude oil contracts for the month in question, is the most important market indicator of the Company’s wholesale gasoline and distillate margins. The December 2004 lagged NYMEX 3/2/1 crackspread was $1.07/BBL, down $5.35/BBL versus $6.42/BBL in December 2003. For the 2005 second fiscal quarter overall, the lagged NYMEX 3/2/1 crackspread was $6.32/BBL, down $1.42/BBL versus $7.74/BBL for the 2004 second fiscal quarter.

NYMEX crude and product prices have continued to be volatile in trading of contracts for delivery in the 2005 third fiscal quarter. Volatility in NYMEX contract prices to date for delivery in the third fiscal quarter greatly benefited the Company’s wholesale gasoline and distillate margins in March. The March lagged NYMEX 3/2/1 crackspread increased more than $7/BBL, to $16.74/BBL for March 2005 versus $9.71/BBL for March 2004. In early April trading of May NYMEX contracts, crude oil peaked at $57.27/BBL on April 1 and as of the close of trading on April 13 had fallen to $50.22/BBL. May NYMEX product contracts have shown a similar trend.

The 2005 second fiscal quarter retail product margins increased significantly versus the 2004 second fiscal quarter. The increased retail margins for the 2005 second fiscal quarter were most pronounced in December, the month when wholesale margins were significantly negatively impacted by NYMEX price volatility. This is somewhat typical in that industry price volatility tends to impact the Company’s retail and wholesale product margins in opposite directions, which tends to reduce volatility in the Company’s overall results.

We continue to benefit from our ability to process a significant percentage of heavy, high sulfur grades of crude oil. The 2005 second fiscal quarter price spread between heavy high sulfur crude oils and light low sulfur crude oils was significantly greater than for the 2004 second fiscal quarter, on average. As a result of this increase in crude price discounts, our average crude cost was $8.15/BBL lower than NYMEX average crude cost for the 2005 second fiscal quarter. For the 2004 second fiscal quarter, our average crude cost was $4.23 lower than the NYMEX average crude cost. The benefit of increased crude oil price discounts continues to positively impact wholesale gasoline and distillate margins, although the benefit is partially offset by decreases in the margin of asphalt, of which a greater percentage is produced from heavy grades of crude oil compared to light grades of crude oil.

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

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

Retail Operations:

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004 (as restated, See Note 2)	February 28, 2005	February 29, 2004 (as restated, See Note 2)
	(dollars in thousands)
Net Sales
Petroleum	$155,799	$131,157	$326,830	$268,426
Merchandise and other	42,715	41,624	88,961	86,218

Total Net Sales	$198,514	$172,781	$415,791	$354,644

Costs of Goods Sold	$174,327	$152,440	$365,718	$304,728

Gross Profit	$24,187	$20,341	$50,073	$49,916

Operating Expenses	$25,087	$24,134	$49,758	$47,843

Segment Operating Income / (Loss)	$(900)	$(3,793)	$(315)	$2,073

Petroleum Sales (thousands of gallons)	80,325	81,502	165,848	167,515
Gross Profit
Petroleum (a)	$12,469	$8,501	$25,279	$25,246
Merchandise and other	11,718	11,840	24,794	24,670

	$24,187	$20,341	$50,073	$49,916

Petroleum margin ($/gallon) (b)	.1552	.1043	.1524	.1507
Merchandise margin (percent of sales)	27.4%	28.4%	27.9%	28.6%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices, which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended February 28, 2005 and February 29, 2004

Net Sales

Retail sales increased during the fiscal quarter ended February 28, 2005 by $25.7 million or 14.9% from $172.8 million to $198.5 million over the comparable period in fiscal 2004. The retail sales increase resulted from a $24.6 million increase in petroleum sales and a $1.1 million increase in merchandise sales. This merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices. The petroleum sales increase results from a 20.5% increase in retail selling prices per gallon, offset by a 1.2 million gallon or 1.5% decrease in retail petroleum volume.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended February 28, 2005 by $21.9 million or 14.4% over the comparable period in fiscal 2004 from $152.4 million to $174.3 million. The $21.9 million increase was primarily attributed to $20.5 million of increased petroleum costs and $1.2 million of increased merchandise costs. The cost of petroleum products represent a 16.8% increase over the fiscal quarter ended February 29, 2004 primarily due to the increase in crude oil prices. As a result, costs of goods sold for petroleum purchases increased $20.5 million.

Gross Profit

Retail gross profit increased during the fiscal quarter ended February 28, 2005 by $3.8 million or 18.9% over the comparable period in fiscal 2004. The Company increased its petroleum margins by $4.0 million offset by a merchandise margin decrease of $.1 million.

Operating Expenses

Retail operating expenses increased during the fiscal quarter ended February 28, 2005 by $.9 million or 3.9% over the comparable period in fiscal 2004. Primarily contributing to the increases were increased payroll and payroll costs of $.4 million (primarily due to increased medical insurance costs), increased credit/customer service costs of $.3 million (due to increased credit card transaction costs primarily related to increased petroleum selling prices) and increased advertising costs of $.2 million which corresponds to increased advertising for merchandise and food programs at the retail stores.

Comparison of Six Months Ended February 28, 2005 and February 29, 2004

Net Sales

Retail sales increased during the six months ended February 28, 2005 by $61.1 million, or 17.2% from $354.6 million to $415.8 million. The retail sales increase was primarily due to a $58.4 million increase in petroleum sales, and a $2.7 million increase in merchandise sales. This merchandise sales increase is primarily contributed due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices. The petroleum sales increase results from a 22.9% increase in retail selling prices per gallon, offset by a 1.7 million gallon or 1.0% decrease in retail petroleum volume.

Costs of Goods Sold

Retail costs of goods sold increased during the six months ended February 28, 2005 by $61.0 million or 20.0% from $304.7 million to $365.7 million. The $61.0 million increase was primarily attributed to $58.4 million of increased petroleum costs and $2.6 million of increased merchandise costs. The cost of petroleum products represent a 40.1% increase over the six month period ended February 29, 2004, primarily due to the increase in crude oil prices. The increased merchandise costs was primarily related to increased sales volume.

Gross Profit

Retail gross profit remained stable compared to the same period a year ago. The Company increased its petroleum margins by $.1 million or .1% while merchandise margin increased slightly by $.1 million or .5%.

Operating Expenses

Retail operating expenses increased during the six months ended February 28, 2005 by $1.9 million or 4.0%. Primarily contributing to the increases were increased payroll and payroll costs of $1.0 million, increased credit/customer service costs of $.7 million and increased advertising costs of $.2 million. These increases were due to increased medical insurance costs, credit card transactional costs due to higher selling prices and increased advertising of merchandise and food programs at the retail stores.

Wholesale Operations:

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004 (as restated, See Note 2)	February 28, 2005	February 29, 2004 (as restated, See Note 2)
	(dollars in thousands)
Net Sales (a)	$186,275	$154,184	$395,051	$303,136
Costs of Goods Sold	198,122	138,991	385,176	274,920

Gross Profit / (Loss)	$11,847	$15,193	$9,875	$28,216

Operating Expenses	6,825	6,500	13,635	13,498

Segment Operating Income / (Loss)	$(18,672)	$8,693	$(3,760)	$14,718

Crude throughput (thousand barrels per day)	62.3	62.8	61.4	63.6

Refinery Product Yield

(thousands of barrels)

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Gasoline and gasoline blendstock	2,432	2,631	4,890	5,299
Distillates	1,546	1,525	3,056	2,983
Asphalt	1,694	1,585	3,205	3,171
Butane, propane, residual products, internally produced
fuel and other (“Other”)	504	525	1,070	1,155

Total Product Yield	6,176	6,266	12,221	12,608

% Heavy Crude Oil of Total Refinery Throughput (b)	58%	59%	55%	56%

Product Sales

(dollars in thousands) (a)

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Gasoline and gasoline blendstock	$74,100	$65,274	$155,889	$121,893
Distillates	75,571	57,709	144,688	97,353
Asphalt	33,085	26,502	87,251	76,810
Other	3,519	4,699	7,223	7,710

	$186,275	$154,184	$395,051	$303,766

Product Sales

(thousand of barrels) (a)

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Gasoline and gasoline blendstock	1,427	1,524	2,879	2,959
Distillates	1,323	1,363	2,458	2,447
Asphalt	1,490	1,400	3,365	3,410
Other	129	165	253	309

	4,369	4,452	8,955	9,125

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended February 28, 2005 and February 29, 2004

Net Sales

Wholesale sales increased during the three months ended February 28, 2005 by $32.1 million or 20.8% over the comparable period in fiscal 2004 from $154.2 million to $186.3 million. The wholesale sales increase was due to a 23.1% increase in wholesale prices offset by a 1.9% decrease in wholesale volume. Contributing to the decreased sales volume was a .8% decrease in crude runs for the three months ended February 28, 2005 as compared to the prior year period.

Costs of Goods Sold

Wholesale costs of goods sold increased during the three months ended February 28, 2005 by $59.1 million or 42.5% over the comparable period in fiscal 2004 from $139.0 million to $198.1 million. The increase in wholesale costs of goods sold was primarily due to a 30.9% increase in the Company’s average crude oil purchase price offset by a 1.9% decrease in crude throughput volume for the fiscal quarter ended February 28, 2005 as compared to the prior year period. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 42.3% as compared to the prior year period.

Gross Profit / (Loss)

Wholesale gross profit decreased $27.0 million from $15.2 million for the fiscal quarter ended February 29, 2004 to a loss of $11.8 million for fiscal quarter ended February 28, 2005. This decrease was primarily due to crude costs increasing more than product selling prices during this period.

Operating Expenses

Operating expenses increased during the three months ended February 28, 2005 by $.3 million over such expenses for the comparable period in fiscal 2004. For 2005 operating expenses were $6.8 million, or 3.7% of net wholesale sales, compared to $6.5 million, or 4.2% of net wholesale sales for 2004.

Comparison of Six Months Ended February 28, 2005 and February 29, 2004

Net Sales

Wholesale sales increased during the six months ended February 28, 2005 by $91.9 million or 30.3% from $303.1 million to $395.0 million. The wholesale sales increase was due to a 25.9% increase in wholesale prices offset by a 1.9% decrease in wholesale volume. Contributing to the decreased sales volume was a 3.9% decrease in crude runs for the six months ended February 28, 2005 as compared to the prior year period. The decline in crude runs resulted in part from the Company’s decision to shut down the crude unit for minor maintenance during the period of our most recent reformer unit regeneration. The crude unit was shut down for 5 days from November 3 to November 8. By electing to perform this minor maintenance, we will be able to defer the crude unit’s major turnaround from October 2005 to October 2006.

Costs of Goods Sold

Wholesale costs of goods sold increased during 2005 by $110.2 million or 40.1% from $274.9 million to $385.1 million. The increase in wholesale costs of goods was primarily due to a 42.5% increase in the Company’s average crude oil purchase price offset by a 3.9% decrease in crude throughput volume for the six months ended February 28, 2005 as compared to the prior year period. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 50.5% as compared to the prior year period.

Gross Profit

Wholesale gross profit decreased $18.3 million from $28.2 million for the six months ended February 29, 2004 to $9.9 million for the six months ended February 28, 2005. This decrease was primarily due to crude costs increasing more than product selling prices during this period.

Operating Expenses

Operating expenses increased during the six months ended February 28, 2005 by $.1 million over such expenses for 2004. For 2005 operating expenses were $13.6 million, or 3.4% of net wholesale sales, compared to $13.5 million, or 4.5% of net wholesale sales for 2004.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended February 28, 2005 increased $.6 million or 12.1% to $5.9 million from $5.3 million for the comparable period in fiscal 2004.

Net interest expense increased $1.2 million or 11.4% to $11.7 million from $10.5 million between the six months ended February 29, 2004 and the six months ended February 28, 2005. The increase in interest expense for both the three month and six month periods ended February 28, 2005 was primarily due to increased principal amount of Senior Unsecured Notes outstanding as part of the refinancing completed in August 2004.

Income Tax Expense / (Benefit)

The Company’s effective tax rate for the three months ended February 28, 2005 was approximately 39.9% compared to a rate of 40.0% for the three months ended February 29, 2004.

The Company’s effective tax rate for the six months ended February 28, 2005 was approximately 39.9% compared to a rate of 40.3% for the six months ended February 29, 2004. The decrease in both the three month period and the six month period ended February 28, 2005 is primarily due to a decrease in various permanent differences.

Liquidity and Capital Resources

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

	February 28, 2005	August 31, 2004
Cash and cash equivalents	$13,986	$11,552
Working capital	$77,341	$65,451
Current ratio	1.6	1.8
Debt	$263,450	$212,948

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During the six months ended February 28, 2005, significant uses of cash include $4.6 million for purchases of property, plant and equipment, $.4 million for reductions to debt, $.8 million for additions to deferred turnaround costs, $1.7 million dividend to stockholder, $.8 million for deferred financing costs and $48.9 million used in operating activities principally for increased inventories and prepaid expenses. This use of cash was funded primarily from net borrowings of $25.0 million on the revolving credit facility and net proceeds of $25.7 million from the issuance of $25 million Senior Notes due 2012.

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management may increase these maintenance and non-discretionary capital expenditures during fiscal year 2005.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our revolving credit facility (the “facility”) with PNC Bank, N.A. as Agent Bank. This is a $75,000,000 revolving facility, which expires May 9, 2007. The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable, and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. For Base Rate borrowings, interest is calculated at the greater of the agent bank’s prime rate or federal fund rate plus 1%, plus an applicable margin of .25% to .75%. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with our facility leverage ratio calculation. As of February 28, 2005, $30,000,000 of Euro-Rate borrowings and $8,000,000 of Base Rate borrowings were outstanding under the agreement.

We had outstanding letters of credit of $810,000 and approximately $36,190,000 unused and available on the facility as of February 28, 2005.

During February 2005, the Company sold an additional $25,000,000 of 10 ½% Senior Unsecured Notes due 2012 for $25,750,000, resulting in a debt premium of $750,000 which will be amortized over the life of the note using the interest method. These additional notes were issued under an indenture, dated as of August 6, 2004, pursuant to which $200,000,000 of notes of the same series were issued in August 2004. The net proceeds of the offering were used to pay down a portion of the Company’s outstanding indebtedness under its existing revolving credit facility.

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

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. At February 28, 2005 the Company was exposed to the risk of market price declines with respect to a substantial portion of its crude oil and refined product inventories.

See also Recent Developments section of Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Based on an evaluation by management of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal quarter ended February 28, 2005, (the “Evaluation Date”) the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

(b)	There have not been any significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

(c)	As described in Note 2 to the consolidated financial statements, the Company has restated its financial statements for the three and six month periods ended February 29, 2004 and the three months ended November 30, 2004 and 2003 in order to record all refined product inventories using the first-in first-out cost (FIFO), reduced by the LIFO reserve. Such restatement has been identified as a material weakness by the Company’s independent registered public accounting firm. Management believes the actions taken in the second quarter of fiscal 2005 have effectively addressed the issue identified by the Company’s independent registered public accounting firm.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

(None)

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(None)

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

(None)

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(N/A)

ITEM 5.    OTHER INFORMATION

(None)

ITEM 6.    EXHIBITS

Exhibit 4.1	Form of Note

Exhibit 10.1	Purchase Agreement Dated February 10, 2004 between United Refining Company, (“URC”), Country Fair, Inc., (“CFI”), Kiantone Pipeline Corporation, (“KPC”), Kiantone Pipeline Company, (“KPCY”), United Jet Center, Inc., (“UJCI”), United Refining Company of Pennsylvania, (“URCP”), Kwik Fill Corporation, (“K-FC”), Independent Gasoline and Oil Company of Rochester, Inc., (“IGOCRI”), Bell Oil Corporation, (“BOC”), PPC, Inc. (“PPCI”), Super Test Petroleum, Inc., (“STPI”), Kwik-Fil, Inc., (“K-FI”), Vulcan Asphalt Refining Corporation, (“VARC”), collectively “the Companies” and Citigroup (“CITI”)

Exhibit 10.2	Registration Rights Agreement Dated February 17, 2005 between the Companies and CITI

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 19, 2005

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 19, 2005

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 19, 2005

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 19, 2005

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 19, 2005

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 19, 2005

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 19, 2005

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 19, 2005

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 19, 2005

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 19, 2005

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 19, 2005

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 19, 2005

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 19, 2005

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President — Finance