Form 10-Q
period 2005-05-31
UNITED REFINING CO; VULCAN ASPHALT REFINING CORP; KWIK FIL INC; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; KWIK FILL INC; UNITED JET CENTER INC; KIANTONE PIPELINE CO; UNITED REFINING CO /PA/; PPC INC; COUNTRY FAIR INC
filed 2005-07-14
CIK 101462, 1045546, 1045540, 1045547, 1045541, 1045542, 1045539, 1040270, 1045544, 1171162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MAY 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of Registrant’s Common Stock as of July 14, 2005: 100.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	May 31, 2005 (Unaudited)	August 31, 2004
Assets
Current:
Cash and cash equivalents	$24,761	$11,552
Accounts receivable, net	51,894	44,596
Inventories	115,314	75,623
Prepaid expenses and other assets	32,158	16,476

Total current assets	224,127	148,247
Property, plant and equipment, net	182,565	184,705
Investment in affiliated company	1,319	846
Deferred financing costs, net	7,045	6,723
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	3,620	3,874
Deferred turnaround costs and other assets, net	8,872	10,138
Deferred income taxes	48	—

	$439,445	$366,382

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$35,000	$13,000
Current installments of long-term debt	387	452
Accounts payable	55,711	28,732
Accrued liabilities	18,900	16,300
Income tax payable	—	795
Sales, use and fuel taxes payable	19,514	19,466
Deferred income taxes	3,919	3,919
Amounts due to affiliated companies, net	227	132

Total current liabilities	133,658	82,796
Long term debt: less current installments	224,907	199,496
Deferred income taxes	—	1,898
Deferred gain on settlement of pension plan obligations	754	915
Deferred retirement benefits	35,642	32,402
Other noncurrent liabilities	1,463	1,769

Total liabilities	396,424	319,276

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	16,648	16,648
Retained earnings	28,677	32,762
Accumulated other comprehensive loss	(2,304)	(2,304)

Total stockholder’s equity	43,021	47,106

	$439,445	$366,382

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004 (As Restated see Note 2)	2005	2004 (As Restated see Note 2)
Net sales	$479,548	$374,320	$1,290,390	$1,032,100
Costs of goods sold	426,813	330,022	1,177,707	909,670

Gross profit	52,735	44,298	112,683	122,430

Expenses:
Selling, general and administrative expenses	30,343	27,540	87,051	82,474
Depreciation and amortization expenses	3,348	3,211	10,033	9,618

Total operating expenses	33,691	30,751	97,084	92,092

Operating income	19,044	13,547	15,599	30,338

Other income (expense):
Interest expense, net	(6,638)	(5,478)	(18,292)	(15,947)
Other, net	(639)	(283)	(1,673)	(1,325)
Equity in net earnings (loss) of affiliate	(195)	67	473	578

	(7,472)	(5,694)	(19,492)	(16,694)

Income (loss) before income tax expense (benefit)	11,572	7,853	(3,893)	13,644
Income tax expense (benefit)	4,627	3,161	(1,551)	5,494

Net income (loss)	$6,945	$4,692	$(2,342)	$8,150

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Nine Months Ended May 31,
	2005	2004 (As Restated see Note 2)
Cash flows from operating activities:
Net income (loss)	$(2,342)	$8,150

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,003	12,484
Equity in net earnings of affiliate	(473)	(578)
Deferred income taxes	(1,946)	4,092
Loss on asset dispositions	818	94
Cash used in working capital items	(33,744)	(33,954)
Change in operating assets and liabilities:
Deferred retirement benefits	3,240	480
Other assets	(185)	(64)
Other noncurrent liabilities	(306)	261

Total adjustments	(19,593)	(17,185)

Net cash used in operating activities	(21,935)	(9,035)

Cash flows from investing activities:
Distribution from affiliated company	—	400
Additions to property, plant and equipment	(8,268)	(6,593)
Additions to deferred turnaround costs	(885)	(3,696)

Net cash used in investing activities	(9,153)	(9,889)

Cash flows from financing activities:
Net borrowings on revolving credit facility	22,000	26,500
Proceeds from issuance of long term debt	25,750	—
Dividend to stockholder	(1,743)	—
Principal reductions of long-term debt	(623)	(596)
Deferred financing costs	(1,087)	(498)

Net cash provided by financing activities	44,297	25,406

Net increase in cash and cash equivalents	13,209	6,482
Cash and cash equivalents, beginning of year	11,552	13,819

Cash and cash equivalents, end of period	$24,761	$20,301

Cash used in working capital items:
Accounts receivable, net	$(7,298)	$(617)
Inventories	(39,691)	(41,940)
Prepaid expenses and other assets	(15,682)	(5,483)
Accounts payable	26,979	4,880
Accrued liabilities	2,600	6,904
Income taxes payable	(795)	729
Sales, use and fuel taxes payable	48	638
Amounts due to affiliated companies, net	95	935

Total change	$(33,744)	$(33,954)

Cash paid during the period for:
Interest	$12,618	$11,156
Income taxes	$1,849	$1,192

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ending August 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2004.

2.	Restatement of Financial Statements

During the quarter ended February 28, 2005 the Company’s management reviewed its application of generally accepted accounting principles for inventory pricing. The Company has decided to restate its previously issued financial statements for the three and nine month periods ended May 31, 2004.

Historically, on an interim basis, the Company has recorded a portion of its refined product inventories at net realizable value, reduced by the LIFO Reserve. The Company has restated its financial statements to record all refined product inventories using the first-in first-out cost (FIFO), reduced by the LIFO reserve. The resulting restatements have no impact on cash flows. The following is a summary of the impact of the Restatement on the Company’s Statements of Operations for the periods affected (all amounts in thousands).

	Three Months Ended May 31, 2004
	As Previously Reported	Restatement Adjustments		As Restated
Net sales	$374,320	$		$374,320
Costs of goods sold	325,894		4,128	330,022

Gross profit	48,426		(4,128)	44,298
Operating expenses	30,751			30,751

Operating income	17,675		(4,128)	13,547
Other expenses	(5,694)			(5,694)

Income before income tax expense	11,981		(4,128)	7,853
Income tax expense	4,823		(1,662)	3,161

Net income	$7,158		$(2,466)	$4,692

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine Months Ended May 31, 2004
	As Previously Reported	Restatement Adjustments		As Restated
Net sales	$1,032,100	$		$1,032,100
Costs of goods sold	902,986		6,684	909,670

Gross profit	129,114		(6,684)	122,430
Operating expenses	92,092			92,092

Operating income	37,022		(6,684)	30,338
Other expenses	(16,694)			(16,694)

Income before income tax expense	20,328		(6,684)	13,644
Income tax expense	8,186		(2,692)	5,494

Net income	$12,142		$(3,992)	$8,150

3.	Recent Accounting Pronouncements

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation” (“Interpretation 47”). Interpretation 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional as a future event that may or may not be within the contract of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) methods of settlement. Thus, the timing and (or) method of settlement may be conditional as a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Interpretation 47 specifies when a liability is incurred; generally upon acquisition, construction, or development of the asset.

Interpretation 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the possible impact of Interpretation 47 on its financial position or its results of operations.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“Statement 154”). Statement 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements.

Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of Statement 154 will have a material effect on its financial position or results of operations.

4.	Inventories

As of May 31, 2005 and August 31, 2004, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $21,706,000 and $19,515,000, respectively. The May 31, 2005 LIFO calculation was computed using quantities and prices which are not necessarily indicative of the actual quantities and prices which will exist at fiscal year-end. Due to anticipated decreases in inventory levels and the many factors which enter into the LIFO calculation which are beyond management’s control, it is the policy of the Company to record the LIFO inventory adjustment only at fiscal year-end.

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

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $225,000,000 Senior Unsecured Note Indenture due August 15, 2012. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	May 31, 2005				August 31, 2004
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$13,794	$10,967	$—	$24,761	$4,709	$6,843	$—	$11,552
Accounts receivable, net	36,583	15,311	—	51,894	33,459	11,137	—	44,596
Inventories	93,175	22,139	—	115,314	54,481	21,142	—	75,623
Prepaid expenses and other assets	25,571	6,587	—	32,158	12,090	4,386	—	16,476
Intercompany	102,786	18,918	(121,704)	—	87,468	19,223	(106,691)	—

Total current assets	271,909	73,922	(121,704)	224,127	192,207	62,731	(106,691)	148,247
Property, plant and equipment, net	113,234	69,331	—	182,565	115,363	69,342	—	184,705
Investment in affiliated company	1,319	—	—	1,319	846	—	—	846
Deferred financing costs, net	7,045	—	—	7,045	6,723	—	—	6,723
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	3,620	—	3,620	—	3,874	—	3,874
Deferred turnaround costs & other assets, net	8,357	1,686	(1,171)	8,872	9,462	1,847	(1,171)	10,138
Deferred income taxes	48	—	—	48	—	—	—	—

	$401,912	$160,408	$(122,875)	$439,445	$324,601	$149,643	$(107,862)	$366,382

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$35,000	$—	$—	$35,000	$13,000	$—	$—	$13,000
Current installments of long-term debt	(76)	463	—	387	(181)	633	—	452
Accounts payable	42,063	13,648	—	55,711	14,530	14,202	—	28,732
Accrued liabilities	14,237	4,663	—	18,900	11,100	5,200	—	16,300
Income taxes payable	—	—	—	—	958	(163)	—	795
Sales, use and fuel taxes payable	15,998	3,516	—	19,514	16,217	3,249	—	19,466
Deferred income taxes	4,363	(444)	—	3,919	4,363	(444)	—	3,919
Amounts due to affiliated companies, net	(481)	708	—	227	(206)	338	—	132
Intercompany	—	121,704	(121,704)	—	—	106,691	(106,691)	—

Total current liabilities	111,104	144,258	(121,704)	133,658	59,781	129,706	(106,691)	82,796
Long term debt: less current installments	223,822	1,085	—	224,907	198,076	1,420	—	199,496
Deferred income taxes	(3,619)	3,619	—	—	(1,845)	3,743	—	1,898
Deferred gain on settlement of pension plan obligations	754	—	—	754	915	—	—	915
Deferred retirement benefits	34,522	1,120	—	35,642	31,236	1,166	—	32,402
Other noncurrent liabilities	—	1,463	—	1,463	—	1,769	—	1,769

Total liabilities	366,583	151,545	(121,704)	396,424	288,163	137,804	(106,691)	319,276

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	7,150	10,651	(1,153)	16,648	7,150	10,651	(1,153)	16,648
Retained earnings	30,427	(1,750)	—	28,677	31,536	1,226	—	32,762
Accumulated other comprehensive loss	(2,248)	(56)	—	(2,304)	(2,248)	(56)	—	(2,304)

Total stockholder’s equity	35,329	8,863	(1,171)	43,021	36,438	11,839	(1,171)	47,106

	$401,912	$160,408	$(122,875)	$439,445	$324,601	$149,643	$(107,862)	$366,382

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended May 31, 2005				Three Months Ended May 31, 2004 (As Restated see Note 2)
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$341,477	$234,328	$(96,257)	$479,548	$249,091	$203,124	$(77,895)	$374,320
Costs of goods sold	313,641	209,429	(96,257)	426,813	228,939	178,978	(77,895)	330,022

Gross profit (loss)	27,836	24,899	—	52,735	20,152	24,146	—	44,298

Expenses:
Selling, general and administrative expenses	5,632	24,711	—	30,343	3,947	23,593	—	27,540
Depreciation and amortization expenses	2,218	1,130	—	3,348	2,144	1,067	—	3,211

Total operating expenses	7,850	25,841	—	33,691	6,091	24,660	—	30,751

Operating income (loss)	19,986	(942)	—	19,044	14,061	(514)	—	13,547

Other income (expense):
Interest expense, net	(4,982)	(1,656)	—	(6,638)	(4,455)	(1,023)	—	(5,478)
Other, net	(598)	(41)	—	(639)	(418)	135	—	(283)
Equity in net earnings (loss) of affiliate	(195)	—	—	(195)	67	—	—	67

	(5,775)	(1,697)	—	(7,472)	(4,806)	(888)	—	(5,694)

Income (loss) before income tax expense (benefit)	14,211	(2,639)	—	11,572	9,255	(1,402)	—	7,853
Income tax expense (benefit)	5,646	(1,019)	—	4,627	3,639	(478)	—	3,161

Net income (loss)	$8,565	$(1,620)	$—	$6,945	$5,616	$(924)	$—	$4,692

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Nine Months Ended May 31, 2005				Nine Months Ended May 31, 2004 (As Restated see Note 2)
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$895,382	$652,432	$(257,424)	$1,290,390	$669,535	$560,175	$(197,610)	$1,032,100
Costs of goods sold	858,109	577,022	(257,424)	1,177,707	621,764	485,516	(197,610)	909,670

Gross profit	37,273	75,410	—	112,683	47,771	74,659	—	122,430

Expenses:
Selling, general and administrative expenses	14,503	72,548	—	87,051	12,846	69,628	—	82,474
Depreciation and amortization expenses	6,653	3,380	—	10,033	6,432	3,186	—	9,618

Total operating expenses	21,156	75,928	—	97,084	19,278	72,814	—	92,092

Operating income (loss)	16,117	(518)	—	15,599	28,493	1,845	—	30,338

Other income (expense):
Interest expense, net	(13,968)	(4,324)	—	(18,292)	(13,009)	(2,938)	—	(15,947)
Other, net	(1,757)	84	—	(1,673)	(1,594)	269	—	(1,325)
Equity in net earnings of affiliate	473		—	473	578	—	—	578

	(15,252)	(4,240)	—	(19,492)	(14,025)	(2,669)	—	(16,694)

Income (loss) before income tax expense (benefit)	865	(4,758)	—	(3,893)	14,468	(824)	—	13,644
Income tax expense (benefit)	231	(1,782)	—	(1,551)	5,647	(153)	—	5,494

Net income (loss)	$634	$(2,976)	$—	$(2,342)	$8,821	$(671)	$—	$8,150

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended May 31, 2005				Nine Months Ended May 31, 2004 (As Restated see Note 2)
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(30,277)	$8,342	$—	$(21,935)	$(19,747)	$10,712	$—	$(9,035)

Cash flows from investing activities:
Distribution from affiliated company	—	—	—	—	400	—		400
Additions to property, plant and equipment	(4,555)	(3,713)	—	(8,268)	(4,397)	(2,196)	—	(6,593)
Additions to deferred turnaround costs	(885)	—	—	(885)	(2,899)	(797)	—	(3,696)

Net cash used in investing activities	(5,440)	(3,713)	—	(9,153)	(6,896)	(2,993)	—	(9,889)

Cash flows from financing activities:
Net borrowings on revolving credit facility	22,000	—	—	22,000	26,500	—	—	26,500
Proceeds from issuance of long term debt	25,750	—		25,750	—	—	—	—
Dividend to stockholder	(1,743)	—	—	(1,743)	—	—	—	—
Principal reductions of long-term debt	(118)	(505)	—	(623)	(71)	(525)	—	(596)
Deferred financing costs	(1,087)	—	—	(1,087)	(498)	—	—	(498)

Net cash provided by (used in) financing activities	44,802	(505)	—	44,297	25,931	(525)	—	25,406

Net increase (decrease) in cash and cash equivalents	9,085	4,124	—	13,209	(712)	7,194	—	6,482
Cash and cash equivalents, beginning of year	4,709	6,843	—	11,552	3,383	10,436	—	13,819

Cash and cash equivalents, end of period	$13,794	$10,967	$—	$24,761	$2,671	$17,630	$—	$20,301

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Segments of Business

Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004 (As Restated see Note 2)	2005	2004 (As Restated see Note 2)
Net Sales
Retail	$233,083	$201,923	$648,874	$556,567
Wholesale	246,465	172,397	641,516	475,533

	$479,548	$374,320	$1,290,390	$1,032,100

Intersegment Sales
Wholesale	$95,012	$76,694	$253,866	$194,002

Operating Income (loss)
Retail	$(988)	$(834)	$(673)	$1,239
Wholesale	20,032	14,381	16,272	29,099

	$19,044	$13,547	$15,599	$30,338

Depreciation and Amortization
Retail	$1,080	$1,019	$3,230	$3,041
Wholesale	2,268	2,192	6,803	6,577

	$3,348	$3,211	$10,033	$9,618

			May 31, 2005	August 31, 2004
Total Assets
Retail			$133,768	$123,069
Wholesale			305,677	243,313

			$439,445	$366,382

Capital Expenditures (including non-cash)
Retail			$3,165	$3,559
Wholesale			5,103	7,206

			$8,268	$10,765

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Employee Benefit Plans

For the periods ended May 31, 2005 and 2004, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
		(in thousands)
Service cost	$1,924	$1,624	$1,192	$1,114
Interest cost on benefit obligation	2,871	2,601	1,838	1,858
Expected return on plan assets	(2,596)	(2,101)	—	—
Amortization of transition obligation	105	105	448	448
Amortization and deferral of net loss	516	471	374	405

Net periodic benefit cost	$2,820	$2,700	$3,852	$3,825

As of May 31, 2005, $3,706,000 of contributions have been made to the Company pension plans. The Company presently anticipates contributing an additional $527,000 to fund its pension plans in fiscal 2005 for a total of $4,233,000.

8.	Secured Credit Facility

Effective April 19, 2005 the Company amended its secured credit facility to increase the maximum facility commitment from $75,000,000 to $100,000,000 on a permanent basis. The facility expires on May 9, 2007, and is secured by certain cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company’s earnings and is based on the higher of the bank’s prime rate or Federal funds rate for base rate borrowings and the LIBOR rate for Euro-Rate borrowings.

The Company had outstanding letters of credit of $810,000 and approximately $64,190,000 unused and available on the facility as of May 31, 2005.

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

All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward looking statements that may be made to reflect events or circumstances that occur, or which we become aware of, after the date of this Quarterly Report on Form 10-Q.

Recent Developments

The Company’s results for the 2005 third fiscal quarter ended May 31, 2005, benefited from improving product margins but were still subject to a continuing volatile crude market. The 2005 third fiscal quarter saw worldwide crude oil prices, as indicated by prices of crude oil contacts on the New York Mercantile Exchange (NYMEX) for delivery in the third quarter averaging $51.96/BBL, 44.6% higher than the prior year third fiscal quarter. For the third fiscal quarter, ended May 31, 2004, comparable NYMEX crude oil prices averaged $35.94/BBL. NYMEX crude oil prices for delivery in the 2005 fourth fiscal quarter, to date, are averaging approximately $56.40/BBL.

Industry-wide wholesale margins on gasoline and distillate for the 2005 third fiscal quarter versus the comparable 2004 fiscal quarter, as indicated by the difference between the prices of crude oil contacts traded on the NYMEX and the prices of NYMEX gasoline and heating oil contracts, increased 32.9% for gasoline and increased 60.0% for heating oil. Diesel prices as reported by Platts at the New York Harbor have also improved for the third fiscal quarter 2005 as compared to the third fiscal quarter 2004, increasing 55.7%. The margin increase associated with distillate is highly unusual entering the summer season. Higher margins for distillate have resulted in the refinery optimizing its production of distillate rather than producing the maximum amount of gasoline which is usually done during the summer driving season.

While margins on products have improved, the volatility of NYMEX crude oil prices continued. Prices for NYMEX crude oil contracts for delivery in June ranged from $46.80 to $52.07 during the month. Prices of NYMEX crude oil contracts for delivery in July have shown similar volatility with prices reaching a high of $60.54 on June 27th.

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

Retail Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004 (As Restated see Note 2)	2005	2004 (As Restated see Note 2)
	(dollars in thousands)
Net Sales
Petroleum	$186,055	$156,978	$512,886	$425,403
Merchandise and other	47,028	44,945	135,988	131,164

Total Net Sales	233,083	201,923	648,874	556,567

Costs of Goods Sold	208,406	178,247	574,124	482,975

Gross Profit	24,677	23,676	74,750	73,592

Operating Expenses	25,665	24,510	75,423	72,353

Segment Operating Income / (Loss)	$(988)	$(834)	$(673)	$1,239

Petroleum Sales (thousands of gallons)	85,915	86,157	251,764	253,673
Gross Profit
Petroleum (a)	$11,580	$10,724	$36,859	$35,968
Merchandise and other	13,097	12,952	37,891	37,624

	$24,677	$23,676	$74,750	$73,592

Petroleum margin ($/gallon) (b)	.1348	.1245	.1464	.1418
Merchandise margin (percent of sales)	27.8%	28.8%	27.9%	28.7%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices, which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended May 31, 2005 and May 31, 2004

Net Sales

Retail sales increased during the fiscal quarter ended May 31, 2005 by $31.2 million or 15.4% from $201.9 million to $233.1 million over the comparable period in fiscal 2004. The retail sales increase resulted from a $29.1 million increase in petroleum sales and a $2.1 million increase in merchandise sales. The petroleum sales increase resulted from an 18.9% increase in retail selling prices per gallon, offset by a .2 million gallon or .3% decrease in retail petroleum volume. The decrease in petroleum volume was mainly attributed to a retail store being closed for remodeling during this time period. The increase in merchandise sales was due to increased promotions, increased cigarette sales and increased selling prices of certain deli items.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended May 31, 2005 by $30.2 million or 16.9% over the comparable period in fiscal 2004 from $178.2 million to $208.4 million. The cost of gasoline increased

21.0%, on a per gallon basis, over the fiscal quarter ended May 31, 2004. The cost of distillates increased 55.6%, on a per gallon basis, over the prior year fiscal quarter. As a result, costs of goods sold for petroleum purchases increased $24.7 million, fuel taxes increased $3.2 million, freight costs increased $.5 million and merchandise costs increased $1.9 million.

Gross Profit

Retail gross profit increased during the fiscal quarter ended May 31, 2005 by $1.0 million or 4.2% over the comparable period in fiscal 2004. The Company increased its petroleum margins by $.9 million and merchandise margins increased by $.1 million. The increased petroleum margins were due to increased retail prices offset by a slight .2 million gallon decrease in fuel sales.

Operating Expenses

Retail operating expenses increased during the fiscal quarter ended May 31, 2005 by $1.2 million or 5.0% over the comparable period in fiscal 2004. Primarily contributing to the increases were increased payroll and payroll costs of $.3 million, increased maintenance costs of $.3 million, and increased credit/customer service costs of $.3 million.

Comparison of Nine Months Ended May 31, 2005 and May 31, 2004

Net Sales

Retail sales increased during the nine months ended May 31, 2005 by $92.3 million, or 16.6% over the comparable period in fiscal 2004 from $556.6 million to $648.9 million. The retail sales increase resulted from a $87.5 million increase in petroleum sales and a $4.8 million increase in merchandise sales. The petroleum sales increase results from a 21.5% increase in retail selling prices per gallon, offset by a 1.9 million gallon or .8% decrease in retail petroleum volume. The decrease in volume resulted from new competition and promotional pricing in certain areas of the Company’s market.

Costs of Goods Sold

Retail costs of goods sold increased during the nine months ended May 31, 2005 by $91.1 million or 18.9% from $483.0 million to $574.1 million. The cost of gasoline increased 28.9%, on a per gallon basis, over the nine months ended May 31, 2004. The cost of distillates increased 56.1%, on a per gallon basis, over the comparable nine month period. As a result, costs of goods sold for petroleum purchases increased $79.9 million. In addition, fuel taxes increased $5.9 million and merchandise costs increased $4.5 million.

Gross Profit

Retail gross profit increased during the nine months ended May 31, 2005 by $1.2 million or 1.6% over the comparable period in fiscal 2004. The Company increased its petroleum margins by $.9 million or 2.5% while merchandise margin decreased by $.3 million. The increased petroleum margins were due to increased retail selling prices offset by a slight 1.9 million gallon decrease in fuel sales.

Operating Expenses

Retail operating expenses increased during the nine months ended May 31, 2005 by $3.1 million or 4.3% over the comparable period in fiscal 2004. Primarily contributing to the increases were increased payroll and payroll costs of $.6 million, increased credit/customer service costs of $.8 million, increased rent expense of $.1 million, increased legal/professional services of $.1 million, increased pension costs of $.1 million, increased maintenance costs of $.3 million, and increased advertising costs of $.2 million.

Wholesale Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004 (As Restated see Note 2)	2005	2004 (As Restated see Note 2)
	(dollars in thousands)
Net Sales (a)	$246,465	$172,397	$641,516	$475,533
Costs of Goods Sold	218,407	151,775	603,583	426,695

Gross Profit	$28,058	20,622	$37,933	48,838

Operating Expenses	8,026	6,241	21,661	19,739

Segment Operating Income	$20,032	$14,381	$16,272	$29,099

Crude throughput (thousand barrels per day)	64.8	61.7	62.5	62.9

Refinery Product Yield (thousands of barrels)
	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Gasoline and gasoline blendstock	2,559	2,233	7,449	7,532
Distillates	1,656	1,505	4,712	4,488
Asphalt	1,741	1,508	4,946	4,679
Butane, propane, residual products, internally produced fuel and other (“Other”)	611	920	1,681	2,075

Total Product Yield	6,567	6,166	18,788	18,774

% Heavy Crude Oil of Total Refinery Throughput (b)	53%	52%	54%	54%

Product Sales (dollars in thousands) (a)
	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Gasoline and gasoline blendstock	$98,956	$74,520	$254,845	$196,413
Distillates	92,187	54,805	236,875	152,158
Asphalt	51,120	39,619	138,371	115,799
Other	4,202	3,453	11,425	11,163

	$246,465	$172,397	$641,516	$475,533

Product Sales (thousand of barrels) (a)
	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Gasoline and gasoline blendstock	1,594	1,426	4,473	4,385
Distillates	1,391	1,242	3,849	3,689
Asphalt	1,986	1,750	5,351	5,160
Other	138	150	391	459

	5,109	4,568	14,064	13,693

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended May 31, 2005 and May 31, 2004

Net Sales

Wholesale sales increased during the three months ended May 31, 2005 by $74.1 million or 43.0% over the comparable period in fiscal 2004 from $172.4 million to $246.5 million. The wholesale sales increase was due to a 27.9% increase in wholesale prices and an 11.8% increase in wholesale volume.

Costs of Goods Sold

Wholesale costs of goods sold increased during the three months ended May 31, 2005 by $66.6 million or 43.9% over the comparable period in fiscal 2004 from $151.8 million to $218.4 million. Cost of goods sold increased due to crude throughput increase of 5.0%. In addition, crude oil prices increased by 32.3% on a quarter to quarter basis.

Gross Profit

Wholesale gross profit increased $7.5 million to $28.1 million for the fiscal quarter ended May 31, 2005 from $20.6 million for fiscal quarter ended May 31, 2004. This increase was primarily due to increased product selling prices which exceeded the increase in crude costs during this period.

Operating Expenses

Operating expenses increased during the three months ended May 31, 2005 by $1.8 million over such expenses for the comparable period in fiscal 2004. For fiscal 2005, operating expenses were $8.0 million, or 3.2% of net wholesale sales, compared to $6.2 million, or 3.6% of net wholesale sales for fiscal 2004.

Comparison of Nine Months Ended May 31, 2005 and May 31, 2004

Net Sales

Wholesale sales increased during the nine months ended May 31, 2005 by $166.0 million or 34.9% over the comparable period in fiscal 2004 from $475.5 million to $641.5 million. The wholesale sales increase was due to a 31.4% increase in wholesale prices and a 2.7% increase in wholesale volume.

Costs of Goods Sold

Wholesale costs of goods sold increased during the nine months ended May 31, 2005 by $176.9 million or 41.4% over the comparable period in fiscal 2004 from $426.7 million to $603.6 million. The increase in wholesale costs of goods was primarily due to a 39.4% increase in the Company’s average crude oil purchase price for the nine months ended May 31, 2005 as compared to the prior year period.

Gross Profit

Wholesale gross profit decreased for the nine months ended May 31, 2005 by $10.9 million or 22.3% to $37.9 million from $48.8 million during the comparable period in fiscal 2004. This decrease was primarily due to the increase in crude oil costs.

Operating Expenses

Operating expenses increased during the nine months ended May 31, 2005 by $2.0 million over such expenses for the comparable period in fiscal 2004. For fiscal 2005, operating expenses were $21.7 million, or 3.4% of net wholesale sales, compared to $19.7 million, or 4.2% of net wholesale sales for fiscal 2004.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) increased $1.1 million or 21.2% to $6.6 million for fiscal quarter ended May 31, 2005 from $5.5 million for fiscal quarter ended May 31, 2004. This increase is primarily attributed to an increase in the amount of long-term debt outstanding as of May 31, 2005 compared to May 31, 2004.

Net interest expense increased $2.3 million or 14.7% for the nine months ended May 31, 2005 as compared to the nine months ended May 31, 2004. This increase is primarily attributed to an increase in the amount of long-term debt outstanding as of May 31, 2005 compared to May 31, 2004.

Income Tax Expense / (Benefit)

For the three months ended May 31, 2005, the Company’s effective tax rate was 40.0% compared to a rate of 40.3% for the three months ended May 31, 2004. The effective tax rate for the nine months ended May 31, 2005 was approximately 39.8% compared to a rate of 40.0% for the nine months ended May 31, 2004. The decrease is primarily due to an increase in various permanent differences.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

	May 31, 2005	August 31, 2004
Cash and cash equivalents	$24,761	$11,552
Working capital	$90,469	$65,451
Current ratio	1.7	1.8
Debt	$260,294	$212,948

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet its working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During the nine months ended May 31, 2005, significant uses of cash include $8.3 million for purchases of property, plant and equipment, $.6 million for reductions to debt, $.9 million for additions to deferred turnaround costs, $1.7 million dividend to stockholder, $1.1 million for deferred financing costs and $21.9 million used in operating activities principally for increased inventories and prepaid expenses. This use of cash was funded primarily from net borrowings of $22.0 million on the revolving credit facility and net proceeds of $25.7 million from the issuance of $25 million Senior Notes due 2012. The net effect from operating, investing and financing activities for the nine months ended May 31, 2005 was an increase of cash and cash equivalents by $13.2 million from $11.6 million as of August 31, 2004 to $24.8 million as of May 31, 2005.

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

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our revolving credit facility (the “facility”) with PNC Bank, N.A. as Agent Bank. This is a $100,000,000 revolving facility, which expires May 9, 2007. The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable, and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. For Base Rate borrowings, interest is calculated at the greater of the agent bank’s prime rate or federal fund rate plus 1%, plus an applicable margin of .25% to .75%. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with our facility leverage ratio calculation. As of May 31, 2005, $35,000,000 of Euro-Rate borrowings and no Base Rate borrowings were outstanding under the agreement. As of July 1, 2005, there were no Euro-Rate borrowings and $10,000,000 of Base Rate borrowings outstanding under the agreement.

We had outstanding letters of credit of $810,000 and approximately $64,190,000 unused and available on the facility as of May 31, 2005. As of July 1, 2005, we had outstanding letters of credit of $810,000 and approximately $89,190,000 of unused and available on the facility.

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

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. At May 31, 2005 the Company was exposed to the risk of market price declines with respect to a substantial portion of its crude oil and refined product inventories.

See also Recent Developments section of Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Based on an evaluation by management of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal quarter ended May 31, 2005, (the “Evaluation Date”) the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date .

(b)	There have not been any significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended May 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

(c)	As described in Note 2 to the consolidated financial statements, the Company has restated its financial statements for the three and nine month periods ended May 31, 2004, and three and six month periods ended February 29, 2004 and the three months ended November 30, 2004 and 2003 in order to record all refined product inventories using the first-in first-out cost (FIFO), reduced by the LIFO reserve. Such restatement has been identified as a material weakness by the Company’s independent registered public accounting firm. Management believes the actions taken in the second quarter of fiscal 2005 have effectively addressed the issue identified by the Company’s independent registered public accounting firm.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(None)

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(None)

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(None)

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(N/A)

ITEM 5.	OTHER INFORMATION

(None)

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2005

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2005

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2005

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2005

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2005

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2005

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2005

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2005

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2005

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2005

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2005

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2005

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2005

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President — Finance