Form 10-Q
period 2006-02-28
UNITED REFINING CO; COUNTRY FAIR INC; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; KWIK FILL INC; UNITED JET CENTER INC; KIANTONE PIPELINE CO; UNITED REFINING CO /PA/; VULCAN ASPHALT REFINING CORP; BELL OIL CORP; KWIK FIL INC
filed 2006-04-12
CIK 101462, 1171162, 1045547, 1045541, 1045542, 1045539, 1040270, 1045546, 1045543, 1045540

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006

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

814-723-1500

Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of Registrant’s Common Stock as of April 12, 2006: 100.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	February 28, 2006 (Unaudited)	August 31, 2005
Assets
Current:
Cash and cash equivalents	$14,873	$43,204
Accounts receivable, net	55,162	69,581
Inventories	120,009	73,136
Prepaid expenses and other assets	39,647	17,521

Total current assets	229,691	203,442
Property, plant and equipment, net	187,372	183,643
Investment in affiliated company	2,614	1,709
Deferred financing costs, net	6,247	6,769
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	2,958	3,284
Deferred turnaround costs and other assets, net	6,509	8,141

	$447,240	$418,837

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$25,000	$—
Current installments of long-term debt	230	304
Accounts payable	60,948	49,638
Accrued liabilities	13,356	17,112
Income tax payable	498	1,968
Sales, use and fuel taxes payable	14,585	20,541
Deferred income taxes	4,112	4,112
Amounts due to affiliated companies, net	4,112	711

Total current liabilities	122,841	94,386
Long term debt: less current installments	226,793	226,837
Deferred income taxes	3,353	2,760
Deferred gain on settlement of pension plan obligations	592	700
Deferred retirement benefits	44,940	42,023
Other noncurrent liabilities	866	1,258

Total liabilities	399,385	367,964

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	16,648	16,648
Retained earnings	37,913	40,931
Accumulated other comprehensive loss	(6,706)	(6,706)

Total stockholder’s equity	47,855	50,873

	$447,240	$418,837

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Net sales	$506,485	$384,789	$1,080,477	$810,842
Costs of goods sold	472,662	372,449	994,634	750,894

Gross profit	33,823	12,340	85,843	59,948

Expenses:
Selling, general and administrative expenses	30,624	28,569	62,003	56,708
Depreciation and amortization expenses	3,293	3,343	6,582	6,685

Total operating expenses	33,917	31,912	68,585	63,393

Operating income (loss)	(94)	(19,572)	17,258	(3,445)

Other income (expense):
Interest expense, net	(6,190)	(5,941)	(12,213)	(11,654)
Other, net	(482)	(511)	131	(1,034)
Equity in net earnings of affiliate	303	462	905	668

	(6,369)	(5,990)	(11,177)	(12,020)

Income (loss) before income tax expense (benefit)	(6,463)	(25,562)	6,081	(15,465)
Income tax expense (benefit)	(2,566)	(10,212)	2,540	(6,178)

Net income (loss)	$(3,897)	$(15,350)	$3,541	$(9,287)

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Six Months Ended
	February 28, 2006	February 28, 2005
Cash flows from operating activities:
Net income (loss)	$3,541	$(9,287)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,931	8,668
Equity in net earnings of affiliate	(905)	(668)
Deferred income taxes	593	(6,479)
(Gain) loss on asset dispositions	(180)	749
Cash used in working capital items	(51,051)	(34,505)
Other, net	24	—
Change in operating assets and liabilities:
Deferred retirement benefits	2,917	1,843
Other assets	(2)	(187)
Other noncurrent liabilities	(392)	(179)

Total adjustments	(40,065)	(30,758)

Net cash used in operating activities	(36,524)	(40,045)

Cash flows from investing activities:
Additions to property, plant and equipment	(10,968)	(4,565)
Additions to deferred turnarounds costs	(82)	(761)
Proceeds from asset dispositions	1,179	—

Net cash used in investing activities	(9,871)	(5,326)

Cash flows from financing activities:
Net borrowings on revolving credit facility	25,000	25,000
Proceeds from issuance of long term debt	—	25,750
Dividends to stockholder	(6,559)	(1,743)
Principal reductions of long term debt	(305)	(410)
Deferred financing costs	(72)	(792)

Net cash provided by financing activities	18,064	47,805

Net (decrease) increase in cash and cash equivalents	(28,331)	2,434
Cash and cash equivalents, beginning of year	43,204	11,552

Cash and cash equivalents, end of period	$14,873	$13,986

Cash used in working capital items:
Accounts receivable, net	$14,419	$(865)
Inventories	(46,873)	(28,481)
Prepaid expenses and other assets	(22,126)	(20,379)
Accounts payable	11,310	22,558
Accrued liabilities	(3,756)	(4,158)
Income taxes payable	(1,470)	(795)
Sales, use and fuel taxes payable	(5,956)	(4,142)
Amounts due to affiliated companies, net	3,401	1,757

Total change	$(51,051)	$(34,505)

Cash paid during the period for:
Interest	$12,100	$11,954
Income taxes	$3,110	$1,738

Non-cash investing activities:
Property additions and capital leases	$71	$—

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

The Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corp., which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2005.

2.	Recent Accounting Pronouncements

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“Statement 154”). Statement 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements.

Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of Statement 154 will have a material effect on its financial position or results of operations.

3.	Inventories

As of February 28, 2006 and August 31, 2005, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $26,132,000 and $38,396,000, respectively. The February 28, 2006 LIFO calculation was computed using quantities and prices which are not necessarily indicative of the actual quantities and prices which will exist at fiscal year-end. Due to anticipated decreases in inventory levels and the many factors which enter into the LIFO calculation which are beyond management’s control, it is the policy of the Company to record the LIFO inventory adjustment only at fiscal year-end.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $225,000,000 Senior Unsecured Note Indenture due August 15, 2012. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	February 28, 2006				August 31, 2005
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$7,553	$7,320	$—	$14,873	$31,195	$12,009	$—	$43,204
Accounts receivable, net	37,548	17,614	—	55,162	51,491	18,090	—	69,581
Inventories	97,750	22,259	—	120,009	48,972	24,164	—	73,136
Prepaid expenses and other assets	34,273	5,374	—	39,647	12,858	4,663	—	17,521
Intercompany	106,912	19,892	(126,804)	—	109,420	19,718	(129,138)	—

Total current assets	284,036	72,459	(126,804)	229,691	253,936	78,644	(129,138)	203,442
Property, plant and equipment, net	117,408	69,964	—	187,372	112,538	71,105	—	183,643
Investment in affiliated company	2,614	—	—	2,614	1,709	—	—	1,709
Deferred financing costs, net	6,247	—	—	6,247	6,769	—	—	6,769
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	2,958	—	2,958	—	3,284	—	3,284
Deferred turnaround costs & other assets, Net	6,123	1,557	(1,171)	6,509	7,650	1,662	(1,171)	8,141

	$416,428	$158,787	$(127,975)	$447,240	$382,602	$166,544	$(130,309)	$418,837

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$25,000	$—	$—	$25,000	$—	$—	$—	$—
Current installments of long-term debt	(57)	287	—	230	(59)	363	—	304
Accounts payable	46,166	14,782	—	60,948	32,030	17,608	—	49,638
Accrued liabilities	8,557	4,799	—	13,356	11,527	5,585	—	17,112
Income taxes payable	1,820	(1,322)	—	498	5,551	(3,583)	—	1,968
Sales, use and fuel taxes payable	12,028	2,557	—	14,585	16,662	3,879	—	20,541
Deferred income taxes	4,821	(709)	—	4,112	4,821	(709)	—	4,112
Amounts due to affiliated companies, net	3,908	204	—	4,112	945	(234)	—	711

Intercompany	—	126,804	(126,804)	—	—	129,138	(129,138)	—
Total current liabilities	102,243	147,402	(126,804)	122,841	71,477	152,047	(129,138)	94,386
Long term debt: less current installments	223,931	2,862	—	226,793	223,837	3,000	—	226,837
Deferred income taxes	(685)	4,038	—	3,353	(1,247)	4,007	—	2,760
Deferred gain on settlement of pension plan obligations	592	—	—	592	700	—	—	700
Deferred retirement benefits	44,440	500	—	44,940	41,130	893	—	42,023
Other noncurrent liabilities	—	866	—	866	—	1,258	—	1,258

Total liabilities	370,521	155,668	(126,804)	399,385	335,897	161,205	(129,138)	367,964

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	7,150	10,651	(1,153)	16,648	7,150	10,651	(1,153)	16,648
Retained earnings	45,331	(7,418)	—	37,913	46,129	(5,198)	—	40,931
Accumulated other comprehensive loss	(6,574)	(132)	—	(6,706)	(6,574)	(132)	—	(6,706)

Total stockholder’s equity	45,907	3,119	(1,171)	47,855	46,705	5,339	(1,171)	50,873

	$416,428	$158,787	$(127,975)	$447,240	$382,602	$166,544	$(130,309)	$418,837

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended February 28, 2006				Three Months Ended February 28, 2005
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$369,286	$241,068	$(103,869)	$506,485	$259,700	$199,685	$(74,596)	$384,789
Costs of goods sold	356,041	220,490	(103,869)	472,662	271,618	175,427	(74,596)	372,449

Gross profit (loss)	13,245	20,578	—	33,823	(11,918)	24,258	—	12,340

Expenses:
Selling, general and administrative expenses	5,201	25,423	—	30,624	4,443	24,126	—	28,569
Depreciation and amortization expenses	2,134	1,159	—	3,293	2,217	1,126	—	3,343

Total operating expenses	7,335	26,582	—	33,917	6,660	25,252	—	31,912

Operating income (loss)	5,910	(6,004)	—	(94)	(18,578)	(994)	—	(19,572)

Other income (expense):
Interest expense, net	(4,007)	(2,183)	—	(6,190)	(4,543)	(1,398)	—	(5,941)
Other, net	(487)	5	—	(482)	(546)	35	—	(511)
Equity in net earnings of affiliate	303	—	—	303	462	—	—	462

	(4,191)	(2,178)	—	(6,369)	(4,627)	(1,363)	—	(5,990)

Income (loss) before income tax expense (benefit)	1,719	(8,182)	—	(6,463)	(23,205)	(2,357)	—	(25,562)
Income tax expense (benefit)	649	(3,215)	—	(2,566)	(9,316)	(896)	—	(10,212)

Net income (loss)	$1,070	$(4,967)	$—	$(3,897)	$(13,889)	$(1,461)	$—	$(15,350)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Six Months Ended February 28, 2006				Six Months Ended February 28, 2005
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$785,640	$514,175	$(219,338)	$1,080,477	$553,905	$418,104	$(161,167)	$810,842
Costs of goods sold	752,631	461,341	(219,338)	994,634	544,468	367,593	(161,167)	750,894

Gross profit	33,009	52,834	—	85,843	9,437	50,511	—	59,948

Expenses:
Selling, general and administrative expenses	11,230	50,773	—	62,003	8,871	47,837	—	56,708
Depreciation and amortization expenses	4,268	2,314	—	6,582	4,435	2,250	—	6,685

Total operating expenses	15,498	53,087	—	68,585	13,306	50,087	—	63,393

Operating income (loss)	17,511	(253)	—	17,258	(3,869)	424	—	(3,445)

Other income (expense):
Interest expense, net	(7,935)	(4,278)	—	(12,213)	(8,986)	(2,668)	—	(11,654)
Other, net	(998)	1,129	—	131	(1,159)	125	—	(1,034)
Equity in net earnings of affiliate	905	—	—	905	668	—	—	668

	(8,028)	(3,149)	—	(11,177)	(9,477)	(2,543)	—	(12,020)

Income (loss) before income tax expense (benefit)	9,483	(3,402)	—	6,081	(13,346)	(2,119)	—	(15,465)
Income tax expense (benefit)	3,722	(1,182)	—	2,540	(5,415)	(763)	—	(6,178)

Net income (loss)	$5,761	$(2,220)	$—	$3,541	$(7,931)	$(1,356)	$—	$(9,287)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended February 28, 2006				Six Months Ended February 28, 2005
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(32,945)	$(3,579)	$—	$(36,524)	$(44,123)	$4,078	$—	$(40,045)

Cash flows from investing activities:
Additions to property, plant and equipment	(8,897)	(2,071)	—	(10,968)	(2,673)	(1,892)	—	(4,565)
Additions to deferred turnaround costs	(79)	(3)	—	(82)	(761)	—	—	(761)
Proceeds from asset dispositions	1	1,178	—	1,179	—	—	—	—

Net cash used in investing activities	(8,975)	(896)	—	(9,871)	(3,434)	(1,892)	—	(5,326)

Cash flows from financing activities:
Net borrowings on revolving credit facility	25,000	—	—	25,000	25,000	—	—	25,000
Proceeds from issuance of long term debt	—	—	—	—	25,750	—		25,750
Dividends to stockholder	(6,559)	—	—	(6,559)	(1,743)	—	—	(1,743)
Principal reductions of long-term debt	(91)	(214)	—	(305)	(79)	(331)	—	(410)
Deferred financing costs	(72)	—	—	(72)	(792)	—	—	(792)

Net cash provided by (used in) financing activities	18,278	(214)	—	18,064	48,136	(331)	—	47,805

Net (decrease) increase in cash and cash equivalents	(23,642)	(4,689)	—	(28,331)	579	1,855	—	2,434
Cash and cash equivalents, beginning of year	31,195	12,009	—	43,204	4,709	6,843	—	11,552

Cash and cash equivalents, end of period	$7,553	$7,320	$—	$14,873	$5,288	$8,698	$—	$13,986

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Segments of Business

Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Net Sales
Retail	$239,829	$198,514	$511,670	$415,791
Wholesale	266,656	186,275	568,807	395,051

	$506,485	$384,789	$1,080,477	$810,842

Intersegment Sales
Wholesale	$102,630	$73,425	$216,833	$158,854

Operating Income (loss)
Retail	$(6,245)	$(900)	$(345)	$315
Wholesale	6,151	(18,672)	17,603	(3,760)

	$(94)	$(19,572)	$17,258	$(3,445)

Depreciation and Amortization
Retail	$1,109	$1,076	$2,214	$2,150
Wholesale	2,184	2,267	4,368	4,535

	$3,293	$3,343	$6,582	$6,685

	February 28, 2006	August 31, 2005
Total Assets
Retail	$130,265	$138,162
Wholesale	316,975	280,675

	$447,240	$418,837

Capital Expenditures (including non-cash)
Retail	$1,965	$6,354
Wholesale	9,074	6,438

	$11,039	$12,792

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Employee Benefit Plans

For the periods ended February 28, 2006 and February 28, 2005, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
	(in thousands)
Service cost	$1,531	$1,261	$1,185	$794
Interest cost on benefit obligation	2,052	1,878	1,367	1,226
Expected return on plan assets	(1,891)	(1,699)	—	—
Amortization of transition obligation	35	35	298	298
Amortization and deferral of net loss	828	405	486	250

Net periodic benefit cost	$2,555	$1,880	$3,336	$2,568

As of February 28, 2006, $4,400,000 of contributions have been made to the Company pension plans. The Company presently anticipates no additional contribution to its pension plans in fiscal 2006.

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

Recent Developments

The Company continues to be impacted by the world crude market as it continues to remain volatile with prices on the New York Mercantile Exchange (NYMEX) ranging from a low of $57.34/BBL in December to a high of $68.35/BBL in January. Average crude oil prices for delivery in the third fiscal quarter of 2006 as of April 7, 2006 were averaging $64.11/BBL as compared to an average of $61.11/BBL for the second fiscal quarter of 2006, a $3.00 increase.

Industry-wide wholesale margins of gasoline have increased in the third fiscal quarter of 2006 while distillate margins have decreased. As of April 7, 2006, margins, as indicated by the difference between prices of crude oil contracts traded on the NYMEX and the prices of NYMEX gasoline and heating oil contracts, were averaging $10.07 and $10.77 respectively for the third fiscal quarter. This represents a $3.26 or 48% increase in wholesale margins for gasoline and a $1.78 or 14% decrease for heating oil as compared to the second fiscal quarter of 2006.

We continue to benefit from our ability to process a significant percentage of heavy, high sulfur grades of crude oil. Our average crude cost relative to the NYMEX average crude cost was lower by $11.96/BBL for the second quarter of 2006. For the second fiscal quarter of 2005, our average crude cost was $8.98 lower than the NYMEX average crude cost. For third quarter of fiscal 2006, as of April 7, 2006, our average crude cost is $13.11 lower than the NYMEX average.

The Company continues its preparation to meet low sulfur requirements for diesel fuel effective June 1, 2006. It is the Company’s intention to produce only 15 parts per million (PPM) diesel fuel after June 1st. In preparation for this, it undertook a 17 day shutdown of its distillate hydrotreater in March during which time a new catalyst was put in place which will enable the Company to meet the new standard.

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

Retail Operations:

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
	(dollars in thousands)
Net Sales
Petroleum	$195,089	$155,799	$418,505	$326,830
Merchandise and other	44,740	42,715	93,165	88,961

Total Net Sales	$239,829	$198,514	$511,670	$415,791

Costs of Goods Sold	$219,662	$174,327	$459,276	$365,718

Gross Profit	$20,167	$24,187	$52,394	$50,073

Operating Expenses	$26,412	$25,087	$52,739	$49,758

Segment Operating Income / (Loss)	$(6,245)	$(900)	$(345)	$315

Petroleum Sales (thousands of gallons)	82,436	80,325	167,162	165,848
Gross Profit
Petroleum (a)	$8,068	$12,469	$26,933	$25,279
Merchandise and other	12,099	11,718	25,461	24,794

	$20,167	$24,187	$52,394	$50,073

Petroleum margin ($/gallon) (b)	.0979	.1553	.1611	.1525
Merchandise margin (percent of sales)	27.0%	27.4%	27.3%	27.9%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices, which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended February 28, 2006 and February 28, 2005

Net Sales

Retail sales increased during the fiscal quarter ended February 28, 2006 by $41.3 million or 20.8% from $198.5 million to $239.8 million over the comparable period in fiscal 2005. The retail sales increase resulted from a $39.3 million increase in petroleum sales and a $2.0 million increase in merchandise sales. This merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices. The petroleum sales increase results from a 22.0% increase in retail selling prices per gallon, and a 2.1 million gallon or 2.6% increase in retail petroleum volume.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended February 28, 2006 by $45.3 million or 26.0% over the comparable period in fiscal 2005 from $174.3 million to $219.7 million. The increase of $45.3 million is due to the following: petroleum purchases increased $39.1 million due to an increase in prices and volume, fuel taxes increased $3.5 million, freight costs increased $.8 million, merchandise costs increased $1.6 million directly related to increase in sales, inventory change of $.2 million due mainly to a 20.8% increase in petroleum product costs, and other miscellaneous costs increased by $.1 million.

Gross Profit

Retail gross profit decreased during the fiscal quarter ended February 28, 2006 by $4.0 million or 16.6% over the comparable period in fiscal 2005. The Company decreased its petroleum margins by $4.4 million offset by a merchandise margin increase of $.4 million. The decrease in petroleum margin was due to retail selling prices increasing 22% while cost of petroleum products increased 40%.

Operating Expenses

Retail operating expenses increased during the fiscal quarter ended February 28, 2006 by $1.3 million or 5.0% over the comparable period in fiscal 2005. Primarily contributing to the increases were increased payroll and related payroll costs of $.6 million. This increase was due in part to an increase in New York State minimum wage from $6.00 to $6.75 an hour effective January 1, 2006 which affected about 500 retail employees. The remaining increase was attributed to increased credit/customer service costs of $.4 million due to increase in retail petroleum prices of approximately $.40 per gallon, increased pension/post-retirement costs of $.1 million and other miscellaneous costs $.2 million.

Comparison of Six Months Ended February 28, 2006 and February 28, 2005

Net Sales

Retail sales increased during the six months ended February 28, 2006 by $95.9 million, or 23.1% from $415.8 million to $511.7 million. The retail sales increase was primarily due to a $91.7 million increase in petroleum sales, and a $4.2 million increase in merchandise sales. This merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices. The petroleum sales increase results from a 27.0% increase in retail selling prices per gallon, and a 1.3 million gallon or .8% increase in retail petroleum volume.

Costs of Goods Sold

Retail costs of goods sold increased during the six months ended February 28, 2006 by $93.6 million or 25.6% from $365.7 million to $459.3 million. The increase of $93.6 million is due to the following: petroleum purchases increased $81.3 million due to an increase in prices and volume, fuel taxes increased $6.9 million, freight costs increased $1.4 million, merchandise costs increased $3.5 million directly related to the increase in sales, an inventory change of $.4 million due mainly to a 20.8% increase in petroleum product costs, and other miscellaneous costs increased by $.1 million.

Gross Profit

Retail gross profit increased during the six months ended February 28, 2006 by $2.3 million or 4.6%. The Company increased its petroleum margins by $1.7 million or 6.5% and merchandise margin increased by $.7 million or 2.7%.

Operating Expenses

Retail operating expenses increased during the six months ended February 28, 2006 by $2.9 million or 5.9%. Primarily contributing to the increases were increased payroll and related payroll costs of $1.3 million due to minimum wage increase in New York State effective January 1, 2005 from $5.15 to $6.00 per hour and another increase effective January 1, 2006 from $6.00 to $6.75 per hour affecting approximately 500 retail employees. The total number of retail employees also affected payroll and related payroll costs as total retail employment increased by 129 people from February 28, 2005 to February 28, 2006. Other increases were related to increased credit/customer service costs of $.8 million due to increase in retail petroleum prices of approximately $.53 per gallon, increased pension/post-retirement costs of $.2 million, increased insurance/utilities/taxes of $.2 million, increased advertising/promotion costs of $.3 million and other miscellaneous costs of $.1 million.

Wholesale Operations:

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
	(dollars in thousands)
Net Sales (a)	$266,656	$186,275	$568,807	$395,051
Costs of Goods Sold	253,000	198,122	535,358	385,176

Gross Profit / (Loss)	$13,656	$(11,847)	$33,449	$9,875

Operating Expenses	7,505	6,825	15,846	13,635

Segment Operating Income / (Loss)	$6,151	$(18,672)	$17,603	$(3,760)

Crude throughput (thousand barrels per day)	66.4	62.3	66.8	61.4

Refinery Product Yield

(thousands of barrels)

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Gasoline and gasoline blendstock	2,623	2,432	5,347	4,890
Distillates	1,789	1,546	3,474	3,056
Asphalt	1,629	1,694	3,344	3,205
Butane, propane, residual products, internally produced fuel and other (“Other”)	505	504	1,048	1,070

Total Product Yield	6,546	6,176	13,213	12,221

% Heavy Crude Oil of Total Refinery Throughput (b)	53%	58%	52%	55%

Product Sales

(dollars in thousands) (a)

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Gasoline and gasoline blendstock	$108,156	$74,100	$229,884	$155,889
Distillates	108,533	75,571	217,664	144,688
Asphalt	46,309	33,085	112,685	87,251
Other	3,658	3,519	8,574	7,223

	$266,656	$186,275	$568,807	$395,051

Product Sales

(thousand of barrels) (a)

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Gasoline and gasoline blendstock	1,575	1,427	3,183	2,879
Distillates	1,458	1,323	2,762	2,458
Asphalt	1,580	1,490	3,573	3,365
Other	97	129	220	253

	4,710	4,369	9,738	8,955

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended February 28, 2006 and February 28, 2005

Net Sales

Wholesale sales increased during the three months ended February 28, 2006 by $80.4 million or 43.2% over the comparable period in fiscal 2005 from $186.3 million to $266.7 million. The wholesale sales increase was due to a 32.8% increase in wholesale prices and a 7.8% increase in wholesale volume.

Costs of Goods Sold

Wholesale costs of goods sold increased during the three months ended February 28, 2006 by $54.9 million or 27.7% over the comparable period in fiscal 2005 from $198.1 million to $253.0 million. The increase in wholesale costs of goods sold was primarily due to a 32.1% increase in the Company’s average crude oil purchase price and a 7.8% increase in wholesale sales volume. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 32.3% as compared to the prior year period.

Gross Profit / (Loss)

Wholesale gross profit increased $25.5 million from $(11.8) million for the fiscal quarter ended February 28, 2005 to $13.7 million for fiscal quarter ended February 28, 2006. This increase was primarily due to an increase in sales volume, selling prices and related margins.

Operating Expenses

Operating expenses increased during the three months ended February 28, 2006 by $.7 million over such expenses for the comparable period in fiscal 2005. This increase was primarily due to increased pension expense and corporate administrative overhead for three months ended February 28, 2006. For 2006 operating expenses were $7.5 million, or 2.8% of net wholesale sales, compared to $6.8 million, or 3.7% of net wholesale sales for February 28, 2005.

Comparison of Six Months Ended February 28, 2006 and February 28, 2005

Net Sales

Wholesale sales increased during the six months ended February 28, 2006 by $173.8 million or 44.0% from $395.0 million to $568.8 million. The wholesale sales increase was due to a 32.4% increase in wholesale prices and also an 8.7% increase in wholesale volume.

Costs of Goods Sold

Wholesale costs of goods sold increased during 2006 by $150.2 million or 39.0% from $385.2 million to $535.4 million. The increase in wholesale costs of goods was primarily due to a 33.6% increase in the Company’s average crude oil purchase price and an 8.7% increase in wholesale sales volume. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 33.2% as compared to the prior year period.

Gross Profit

Wholesale gross profit increased $23.6 million from $9.9 million for the six months ended February 28, 2005 to $33.5 million for the six months ended February 28, 2006. This increase was primarily due to increased sales volume and selling prices.

Operating Expenses

Operating expenses increased during the six months ended February 28, 2006 by $2.2 million over such expenses for 2005. This increase was primarily due to executive officers bonuses incurred, increased pension expense and corporate administrative overhead. For 2006 operating expenses were $15.8 million, or 2.8% of net wholesale sales, compared to $13.6 million, or 3.5% of net wholesale sales for six months ended February 28, 2005.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended February 28, 2006 increased $.3 million or 5.1% to $6.2 million from $5.9 million for the comparable period in fiscal 2005.

Net interest expense increased $.5 million or 4.3% to $12.2 million from $11.7 million between the six months ended February 28, 2005 and the six months ended February 28, 2006.

The increase in interest expense for both the three month and six month periods ended February 28, 2006 was primarily due to an increase in the principal amount of Senior Unsecured Notes outstanding as a result of the additional $25 million in notes issued in February 2005.

Income Tax Expense / (Benefit)

The Company’s effective tax rate for the three months ended February 28, 2006 was approximately 39.7% compared to a rate of 39.9% for the three months ended February 28, 2005.

The Company’s effective tax rate for the six months ended February 28, 2006 was approximately 41.8% compared to a rate of 39.9% for the six months ended February 28, 2005. The change in both the three month period and the six month period ended February 28, 2006 is primarily due to a change in various permanent tax differences and an increase in corporate state income taxes.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

	February 28, 2006	August 31, 2005
Cash and cash equivalents	$14,873	$43,204
Working capital	$106,850	$109,056
Current ratio	1.9	2.2
Debt	$252,023	$227,141

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During the six months ended February 28, 2006, significant uses of cash include $11.0 million for purchases of property, plant and equipment, $.3 million for reductions to debt, $.1 million for additions to deferred turnaround costs, a $6.6 million dividend to stockholder, $.1 million for deferred financing costs and $36.5 million used in operating activities principally for increased inventories and prepaid expenses. This use of cash was funded primarily from net borrowings of $25.0 million under the revolving credit facility.

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management may increase these maintenance and non-discretionary capital expenditures during fiscal year 2006.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our revolving credit facility (the “facility”) with PNC Bank, N.A. as Agent Bank. This is a $100,000,000 revolving facility, which expires May 9, 2007. The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable, and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. For Base Rate borrowings, interest is calculated at the greater of the agent bank’s prime rate or federal fund rate plus 1%, plus an applicable margin of .25% to .75% (7.75% at February 28, 2006). For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with our facility leverage ratio calculation. As of February 28, 2006, no Euro-Rate borrowings and $25,000,000 of Base Rate borrowings were outstanding under the agreement.

We had outstanding letters of credit under our Revolving Credit Facility of $650,000 as of February 28, 2006.

As of February 28, 2006 the outstanding borrowings under our Revolving Credit Facility were $25,000,000 resulting in net availability of $74,350,000 based on the borrowing base calculation.

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

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. At February 28, 2006 the Company was exposed to the risk of market price declines with respect to a substantial portion of its crude oil and refined product inventories.

See also Recent Developments section of Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Based on an evaluation by management of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal quarter ended February 28, 2006, (the “Evaluation Date”) the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

(b)	There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(None)

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(None)

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(None)

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(N/A)

ITEM 5.	OTHER INFORMATION

(None)

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2006

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2006

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2006

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2006

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2006

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2006

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2006

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2006

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2006

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2006

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2006

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2006

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2006

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President — Finance