Form 10-Q
period 2006-05-31
UNITED REFINING CO; VULCAN ASPHALT REFINING CORP; KWIK FIL INC; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; KWIK FILL INC; UNITED JET CENTER INC; KIANTONE PIPELINE CO; KIANTONE PIPELINE CORP; PPC INC; COUNTRY FAIR INC
filed 2006-07-07
CIK 101462, 1045546, 1045540, 1045547, 1045541, 1045542, 1045539, 830253, 1045544, 1171162

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-35083 ___________________ UNITED REFINING COMPANY
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Number of shares outstanding of Registrant’s Common Stock as of July 7, 2006: 100.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	May 31, 2006 (Unaudited)	August 31, 2005
Assets
Current:
Cash and cash equivalents	$46,110	$43,204
Accounts receivable, net	78,631	69,581
Inventories	137,391	73,136
Prepaid expenses and other assets	22,061	17,521
Amounts due from affiliated companies, net	451	—

Total current assets	284,644	203,442
Property, plant and equipment, net	186,276	183,643
Investment in affiliated company	2,122	1,709
Deferred financing costs, net	5,950	6,769
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	2,810	3,284
Deferred turnaround costs and other assets, net	6,589	8,141

	$500,240	$418,837

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$459	$304
Accounts payable	56,484	49,638
Accrued liabilities	21,443	17,112
Income tax payable	25,539	1,968
Sales, use and fuel taxes payable	18,636	20,541
Deferred income taxes	4,112	4,112
Amounts due to affiliated companies, net	—	711

Total current liabilities	126,673	94,386
Long term debt: less current installments	227,691	226,837
Deferred income taxes	7,945	2,760
Deferred gain on settlement of pension plan obligations	538	700
Deferred retirement benefits	46,449	42,023
Other noncurrent liabilities	795	1,258

Total liabilities	410,091	367,964

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	16,648	16,648
Retained earnings	80,207	40,931
Accumulated other comprehensive loss	(6,706)	(6,706)

Total stockholder’s equity	90,149	50,873

	$500,240	$418,837

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Net sales	$612,966	$479,548	$1,693,443	$1,290,390
Costs of goods sold	498,186	426,813	1,492,820	1,177,707

Gross profit	114,780	52,735	200,623	112,683

Expenses:
Selling, general and administrative expenses	32,417	30,343	94,420	87,051
Depreciation and amortization expenses	3,296	3,348	9,878	10,033

Total operating expenses	35,713	33,691	104,298	97,084

Operating income	79,067	19,044	96,325	15,599

Other income (expense):
Interest expense, net	(6,202)	(6,638)	(18,415)	(18,292)
Other, net	(732)	(639)	(601)	(1,673)
Equity in net earnings (loss) affiliate	507	(195)	1,412	473

	(6,427)	(7,472)	(17,604)	(19,492)

Income (loss) before income tax expense (benefit)	72,640	11,572	78,721	(3,893)
Income tax expense (benefit)	30,346	4,627	32,886	(1,551)

Net income (loss)	$42,294	$6,945	$45,835	$(2,342)

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Nine Months Ended
	May 31, 2006	May 31, 2005
Cash flows from operating activities:
Net income (loss)	$45,835	$(2,342)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,215	13,003
Equity in net earnings of affiliate	(1,412)	(473)
Deferred income taxes	5,185	(1,946)
Loss on asset dispositions	27	818
Cash used in working capital items	(46,164)	(33,744)
Other, net	27	—
Change in operating assets and liabilities:
Deferred retirement benefits	4,426	3,240
Other assets	(2)	(185)
Other noncurrent liabilities	(463)	(306)

Total adjustments	(25,161)	(19,593)

Net cash provided by (used in) operating activities	20,674	(21,935)

Cash flows from investing activities:
Additions to property, plant and equipment	(13,341)	(8,268)
Additions to deferred turnaround costs	(848)	(885)
Distribution received	1,000	—
Proceeds from asset dispositions	1,384	—

Net cash used in investing activities	(11,805)	(9,153)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	22,000
Proceeds from issuance of long term debt	1,140	25,750
Dividends to stockholder	(6,559)	(1,743)
Principal reductions of long term debt	(472)	(623)
Deferred financing costs	(72)	(1,087)

Net cash (used in) provided by financing activities	(5,963)	44,297

Net increase in cash and cash equivalents	2,906	13,209
Cash and cash equivalents, beginning of year	43,204	11,552

Cash and cash equivalents, end of period	$46,110	$24,761

Cash used in working capital items:
Accounts receivable, net	$(9,050)	$(7,298)
Inventories	(64,255)	(39,691)
Prepaid expenses and other assets	(4,540)	(15,682)
Accounts payable	6,846	26,979
Accrued liabilities	4,331	2,600
Income taxes payable	23,571	(795)
Sales, use and fuel taxes payable	(1,905)	48
Amounts due to affiliated companies, net	(1,162)	95

Total change	$(46,164)	$(33,744)

Cash paid during the period for:
Interest	$12,633	$12,618
Income taxes	$3,822	$1,849

Non-cash investing activities:
Property additions and capital leases	$167	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2005.

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

As of May 31, 2006 and August 31, 2005, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $51,829,000 and $38,396,000, respectively. The May 31, 2006 LIFO calculation was computed using quantities and prices which are not necessarily indicative of the actual quantities and prices which will exist at fiscal year-end. Due to anticipated decreases in inventory levels and the many factors which enter into the LIFO calculation which are beyond management’s control, it is the policy of the Company to record the LIFO inventory adjustment only at fiscal year-end.

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

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $225,000,000 Senior Unsecured Note Indenture due August 15, 2012. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	May 31, 2006				August 31, 2005
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$35,441	$10,669	$—	$46,110	$31,195	$12,009	$—	$43,204
Accounts receivable, net	55,155	23,476	—	78,631	51,491	18,090	—	69,581
Inventories	113,033	24,358	—	137,391	48,972	24,164	—	73,136
Prepaid expenses and other assets	17,252	4,809	—	22,061	12,858	4,663	—	17,521
Amounts due from affiliated companies, net	1,214	(763)	—	451	—	—	—	—
Intercompany	116,582	20,442	(137,024)	—	109,420	19,718	(129,138)	—

Total current assets	338,677	82,991	(137,024)	284,644	253,936	78,644	(129,138)	203,442
Property, plant and equipment, net	116,849	69,427	—	186,276	112,538	71,105	—	183,643
Investment in affiliated company	2,122	—	—	2,122	1,709	—	—	1,709
Deferred financing costs, net	5,950	—	—	5,950	6,769	—	—	6,769
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	2,810	—	2,810	—	3,284	—	3,284
Deferred turnaround costs & other assets, net	6,259	1,501	(1,171)	6,589	7,650	1,662	(1,171)	8,141

	$469,857	$168,578	$(138,195)	$500,240	$382,602	$166,544	$(130,309)	$418,837

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$(64)	$523	$—	$459	$(59)	$363	$—	$304
Accounts payable	40,134	16,350	—	56,484	32,030	17,608	—	49,638
Accrued liabilities	16,542	4,901	—	21,443	11,527	5,585	—	17,112
Income taxes payable	28,174	(2,635)	—	25,539	5,551	(3,583)	—	1,968
Sales, use and fuel taxes payable	15,076	3,560	—	18,636	16,662	3,879	—	20,541
Deferred income taxes	4,821	(709)	—	4,112	4,821	(709)	—	4,112
Amounts due to affiliated companies, net	—	—	—	—	945	(234)	—	711
Intercompany	—	137,024	(137,024)	—	—	129,138	(129,138)	—

Total current liabilities	104,683	159,014	(137,024)	126,673	71,477	152,047	(129,138)	94,386
Long term debt: less current installments	224,036	3,655	—	227,691	223,837	3,000	—	226,837
Deferred income taxes	4,125	3,820	—	7,945	(1,247)	4,007	—	2,760
Deferred gain on settlement of pension plan obligations	538	—	—	538	700	—	—	700
Deferred retirement benefits	45,880	569	—	46,449	41,130	893	—	42,023
Other noncurrent liabilities	—	795	—	795	—	1,258	—	1,258

Total liabilities	379,262	167,853	(137,024)	410,091	335,897	161,205	(129,138)	367,964

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	7,150	10,651	(1,153)	16,648	7,150	10,651	(1,153)	16,648
Retained earnings	90,019	(9,812)	—	80,207	46,129	(5,198)	—	40,931
Accumulated other comprehensive loss	(6,574)	(132)	—	(6,706)	(6,574)	(132)	—	(6,706)

Total stockholder’s equity	90,595	725	(1,171)	90,149	46,705	5,339	(1,171)	50,873

	$469,857	$168,578	$(138,195)	$500,240	$382,602	$166,544	$(130,309)	$418,837

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended May 31, 2006				Three Months Ended May 31, 2005
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$454,969	$293,517	$(135,520)	$612,966	$341,477	$234,328	$(96,257)	$479,548
Costs of goods sold	366,613	267,093	(135,520)	498,186	313,641	209,429	(96,257)	426,813

Gross profit	88,356	26,424	—	114,780	27,836	24,899	—	52,735

Expenses:
Selling, general and administrative expenses	5,940	26,477	—	32,417	5,632	24,711	—	30,343
Depreciation and amortization expenses	2,134	1,162	—	3,296	2,218	1,130	—	3,348

Total operating expenses	8,074	27,639	—	35,713	7,850	25,841	—	33,691

Operating income (loss)	80,282	(1,215)	—	79,067	19,986	(942)	—	19,044

Other income (expense):
Interest expense, net	(3,681)	(2,521)	—	(6,202)	(4,982)	(1,656)	—	(6,638)
Other, net	(551)	(181)	—	(732)	(598)	(41)	—	(639)
Equity in net earnings (loss) affiliate	507	—	—	507	(195)	—	—	(195)

	(3,725)	(2,702)	—	(6,427)	(5,775)	(1,697)	—	(7,472)

Income (loss) before income tax expense (benefit)	76,557	(3,917)	—	72,640	14,211	(2,639)	—	11,572
Income tax expense (benefit)	31,869	(1,523)	—	30,346	5,646	(1,019)	—	4,627

Net income (loss)	$44,688	$(2,394)	$—	$42,294	$8,565	$(1,620)	$—	$6,945

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Nine Months Ended May 31, 2006				Nine Months Ended May 31, 2005
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$1,240,609	$807,692	$(354,858)	$1,693,443	$895,382	$652,432	$(257,424)	$1,290,390
Costs of goods sold	1,119,244	728,434	(354,858)	1,492,820	858,109	577,022	(257,424)	1,177,707

Gross profit	121,365	79,258	—	200,623	37,273	75,410	—	112,683

Expenses:
Selling, general and administrative expenses	17,170	77,250	—	94,420	14,503	72,548	—	87,051
Depreciation and amortization expenses	6,402	3,476	—	9,878	6,653	3,380	—	10,033

Total operating expenses	23,572	80,726	—	104,298	21,156	75,928	—	97,084

Operating income (loss)	97,793	(1,468)	—	96,325	16,117	(518)	—	15,599

Other income (expense):
Interest expense, net	(11,616)	(6,799)	—	(18,415)	(13,968)	(4,324)	—	(18,292)
Other, net	(1,549)	948	—	(601)	(1,757)	84	—	(1,673)
Equity in net earnings affiliate	1,412	—	—	1,412	473	—	—	473

	(11,753)	(5,851)	—	(17,604)	(15,252)	(4,240)	—	(19,492)

Income (loss) before income tax expense (benefit)	86,040	(7,319)	—	78,721	865	(4,758)	—	(3,893)
Income tax expense (benefit)	35,591	(2,705)	—	32,886	231	(1,782)	—	(1,551)

Net income (loss)	$50,449	$(4,614)	$—	$45,835	$634	$(2,976)	$—	$(2,342)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended May 31, 2006				Nine Months Ended May 31, 2005
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$21,031	$(357)	$—	$20,674	$(30,277)	$8,342	$—	$(21,935)

Cash flows from investing activities:
Additions to property, plant and equipment	(10,368)	(2,973)	—	(13,341)	(4,555)	(3,713)	—	(8,268)
Additions to deferred turnaround costs	(845)	(3)	—	(848)	(885)	—	—	(885)
Distribution received	1,000	—	—	1,000	—	—	—	—
Proceeds from asset dispositions	206	1,178	—	1,384	—	—	—	—

Net cash used in investing activities	(10,007)	(1,798)	—	(11,805)	(5,440)	(3,713)	—	(9,153)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	—	—	22,000	—	—	22,000
Proceeds from issuance of long term debt	—	1,140	—	1,140	25,750	—		25,750
Dividends to stockholder	(6,559)	—	—	(6,559)	(1,743)	—	—	(1,743)
Principal reductions of long-term debt	(147)	(325)	—	(472)	(118)	(505)	—	(623)
Deferred financing costs	(72)	—	—	(72)	(1,087)	—	—	(1,087)

Net cash (used in) provided by financing activities	(6,778)	815	—	(5,963)	44,802	(505)	—	44,297

Net increase (decrease) in cash and cash equivalents	4,246	(1,340)	—	2,906	9,085	4,124	—	13,209
Cash and cash equivalents, beginning of year	31,195	12,009	—	43,204	4,709	6,843	—	11,552

Cash and cash equivalents, end of period	$35,441	$10,669	$—	$46,110	$13,794	$10,967	$—	$24,761

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Segments of Business

Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Net Sales
Retail	$292,336	$233,083	$804,006	$648,874
Wholesale	320,630	246,465	889,437	641,516

	$612,966	$479,548	$1,693,443	$1,290,390

Intersegment Sales
Wholesale	$134,419	$95,012	$351,252	$253,866

Operating Income (loss)
Retail	$(2,004)	$(988)	$(2,349)	$(673)
Wholesale	81,071	20,032	98,674	16,272

	$79,067	$19,044	$96,325	$15,599

Depreciation and Amortization
Retail	$1,112	$1,080	$3,326	$3,230
Wholesale	2,184	2,268	6,552	6,803

	$3,296	$3,348	$9,878	$10,033

	May 31, 2006	August 31, 2005
Total Assets
Retail	$139,001	$138,162
Wholesale	361,239	280,675

	$500,240	$418,837

Capital Expenditures (including non-cash)
Retail	$2,842	$6,354
Wholesale	10,666	6,438

	$13,508	$12,792

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Employee Benefit Plans

For the periods ended May 31, 2006 and May 31, 2005, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
	(in thousands)
Service cost	$2,325	$1,924	$1,835	$1,192
Interest cost on benefit obligation	3,121	2,871	2,118	1,838
Expected return on plan assets	(2,875)	(2,596)	—	—
Amortization of transition obligation	105	105	448	448
Amortization and deferral of net loss	1,156	516	603	374

Net periodic benefit cost	$3,832	$2,820	$5,004	$3,852

As of May 31, 2006, $4,400,000 of contributions have been made to the Company pension plans.

UNITED REFINING COMPANY AND SUBSIDIARIES

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Quarterly Report on Form 10-Q, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

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

Recent Developments

The Company continues to be impacted by the world crude market as it continues to remain volatile with prices on the New York Mercantile Exchange (NYMEX) ranging from a low of $57.34/BBL in December to a high of $75.17/BBL in April. Average crude oil prices for delivery in the fourth fiscal quarter of 2006 as of June 30, 2006 were averaging $73.24/BBL as compared to an average of $65.03/BBL for the third fiscal quarter of 2006, a $8.21 increase.

Industry-wide wholesale margins of gasoline have increased in the third fiscal quarter of 2006 while distillate margins have decreased. As of June 30, 2006, margins, as indicated by the difference between prices of crude oil contracts traded on the NYMEX and the prices of NYMEX gasoline and heating oil contracts, were averaging $16.02 and $12.10 respectively for the fourth fiscal quarter. This represents a $5.35 or 50.1% increase in wholesale margins for gasoline and a $.91 or 7.5% increase for heating oil as compared to the third fiscal quarter of 2006. The widely monitored “3/2/1 crackspread”, consisting of two thirds gasoline margin and one third heating oil margin, has increased $3.87 or 35.7% in the fourth quarter of fiscal year 2006 as compared to the third quarter of fiscal year 2006.

The Company has met its requirement to produce ultra low sulfur diesel as of the June 1 compliance date. It is the Company’s intention to produce only 15 parts per million (PPM) diesel fuel after June 1st. The Company operates 117 retail stations that sell diesel product. The compliance date for selling ultra low sulfur diesel at the retail level is October 15, 2006. The Company intends to sell ultra low sulfur diesel at its retail locations with diesel dispensers and is currently preparing the locations to meet the United States Environmental Protection Agency requirements.

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

Retail Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
	(dollars in thousands)
Net Sales
Petroleum	$242,438	$186,055	$660,943	$512,886
Merchandise and other	49,898	47,028	143,063	135,988

Total Net Sales	292,336	233,083	804,006	648,874

Costs of Goods Sold	266,885	208,406	726,161	574,124

Gross Profit	25,451	24,677	77,845	74,750

Operating Expenses	27,455	25,665	80,194	75,423

Segment Operating Loss	$(2,004)	$(988)	$(2,349)	$(673)

Petroleum Sales (thousands of gallons)	88,735	85,915	255,897	251,764
Gross Profit
Petroleum (a)	$11,677	$11,580	$38,610	$36,859
Merchandise and other	13,774	13,097	39,235	37,891

	$25,451	$24,677	$77,845	$74,750

Petroleum margin ($/gallon) (b)	.1316	.1348	.1509	.1464
Merchandise margin (percent of sales)	27.6%	27.8%	27.4%	27.9%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended May 31, 2006 and May 31, 2005

Net Sales

Retail sales increased during the fiscal quarter ended May 31, 2006 by $59.2 million or 25.4% from $233.1 million to $292.3 million over the comparable period in fiscal 2005. The retail sales increase resulted from a $56.4 million increase in petroleum sales and a $2.9 million increase in merchandise sales. The petroleum sales increase results from a 30.3% increase in retail selling prices per gallon, and a 2.8 million gallon or 3.3% increase in retail petroleum volume. Merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended May 31, 2006 by $58.5 million or 28.1% over the comparable period in fiscal 2005 from $208.4 million to $266.9 million. The increase of $58.5 million is due to the following: petroleum purchases increased $50.9 million due to an increase in prices and volume, fuel taxes increased $3.9 million, freight costs increased $.6 million, merchandise costs increased $2.2 million all directly related to increase in sales, inventory change of $.8 million due mainly to a 40.7% increase in petroleum product costs, and other miscellaneous costs increased by $.1 million.

Gross Profit

Retail gross profit increased during the fiscal quarter ended May 31, 2006 by $.8 million or 3.1% over the comparable period in fiscal 2005. The Company increased its petroleum margins by $.1 million and merchandise margin increase of $.7 million.

Operating Expenses

Retail operating expenses increased during the fiscal quarter ended May 31, 2006 by $1.8 million or 7.0% over the comparable period in fiscal 2005. Primarily contributing to the increases were increased payroll and related payroll costs of $.7 million. This increase was due in part to an increase in New York State minimum wage from $6.00 to $6.75 an hour effective January 1, 2006 which affected about 500 retail employees. The remaining increase was attributed to credit/customer service costs of $.6 million due to increase in retail petroleum prices of approximately $.57 per gallon, pension/post-retirement costs of $.1 million, maintenance/environmental costs of $.2 million and other miscellaneous costs $.2 million.

Comparison of Nine Months Ended May 31, 2006 and May 31, 2005

Net Sales

Retail sales increased during the nine months ended May 31, 2006 by $155.1 million, or 23.9% from $648.9 million to $804.0 million. The retail sales increase was primarily due to a $148.0 million increase in petroleum sales, and a $7.1 million increase in merchandise sales. The petroleum sales increase results from a 26.8% increase in retail selling prices per gallon, and a 4.1 million gallon or 1.6% increase in retail petroleum volume. Merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the nine months ended May 31, 2006 by $152.0 million or 26.5% from $574.1 million to $726.1 million. The increase of $152.0 million is due to the following: petroleum purchases increased $132.1 million due to an increase in prices and volume, fuel taxes increased $10.8 million, freight costs increased $2.1 million, merchandise costs increased $5.7 million all directly related to the increase in sales, an inventory change of $1.3 million due mainly to a 39.4% increase in petroleum product costs.

Gross Profit

Retail gross profit increased during the nine months ended May 31, 2006 by $3.1 million or 4.1%. The Company increased its petroleum margins by $1.7 million or 4.7% and merchandise margin increased by $1.4 million or 3.6%.

Operating Expenses

Retail operating expenses increased during the nine months ended May 31, 2006 by $4.8 million or 6.3%. Primarily contributing to the increases were increased payroll and related payroll costs of $2.0 million due to minimum wage increase in New York State effective January 1, 2006 from $6.00 to $6.75 per hour affecting approximately 500 retail employees. The total number of retail employees also affected payroll and related payroll costs as total retail employment increased by 107 people from May 31, 2005 to May 31, 2006. Other increases were related to credit/customer service costs of $1.4 million due to increase in retail petroleum prices of approximately $.55 per gallon, pension/post-retirement costs of $.4 million, insurance/utilities/taxes of $.2 million, advertising/promotion costs of $.3 million, cost of supplies of $.2 million, maintenance costs of $.2 million and other miscellaneous costs of $.1 million.

Wholesale Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
	(dollars in thousands)
Net Sales (a)	$320,630	$246,465	$889,437	$641,516
Costs of Goods Sold	231,301	218,407	766,659	603,583

Gross Profit	$89,329	$28,058	$122,778	$37,933

Operating Expenses	8,258	8,026	24,104	21,661

Segment Operating Income	$81,071	$20,032	$98,674	$16,272

Crude throughput (thousand barrels per day)	61.8	64.8	65.1	62.5

Refinery Product Yield

(thousands of barrels)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Gasoline and gasoline blendstock	2,448	2,559	7,795	7,449
Distillates	1,511	1,656	4,986	4,712
Asphalt	1,537	1,741	4,881	4,946
Butane, propane, residual products, internally produced fuel and other (“Other”)	420	611	715	1,681

Total Product Yield	5,916	6,567	18,377	18,788

% Heavy Crude Oil of Total Refinery Throughput (b)	55%	53%	53%	54%

Product Sales

(dollars in thousands) (a)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Gasoline and gasoline blendstock	$132,290	$98,956	$362,174	$254,845
Distillates	106,962	92,187	324,626	236,875
Asphalt	76,855	51,120	189,539	138,371
Other	4,523	4,202	13,098	11,425

	$320,630	$246,465	$889,437	$641,516

Product Sales

(thousand of barrels) (a)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Gasoline and gasoline blendstock	1,553	1,594	4,736	4,473
Distillates	1,245	1,391	4,007	3,849
Asphalt	2,072	1,986	5,645	5,351
Other	120	138	339	391

	4,990	5,109	14,727	14,064

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended May 31, 2006 and May 31, 2005

Net Sales

Wholesale sales increased during the three months ended May 31, 2006 by $74.1 million or 30.1% over the comparable period in fiscal 2005 from $246.5 million to $320.6 million. The wholesale sales increase was due to a 33.2% increase in wholesale prices and offset by a 2.3% decrease in wholesale volume.

Costs of Goods Sold

Wholesale costs of goods sold increased during the three months ended May 31, 2006 by $12.9 million or 5.9% over the comparable period in fiscal 2005 from $218.4 million to $231.3 million. The increase in wholesale costs of goods sold was primarily due to a 19.1% increase in the Company’s average crude oil purchase price. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 25.2% as compared to the prior year period. The Company had a scheduled spring maintenance turnaround of approximately 23 days in which crude throughput was reduced. The scheduled turnaround allowed the installation of new DHT2 catalyst to facilitate the making of ultra low sulfur diesel commencing June 1, 2006. Also, a reformer catalyst regeneration was completed.

Gross Profit

Wholesale gross profit increased $61.2 million from $28.1 million for the fiscal quarter ended May 31, 2005 to $89.3 million for fiscal quarter ended May 31, 2006. This increase was primarily due to an increase in selling prices and related margins.

Operating Expenses

Operating expenses increased during the three months ended May 31, 2006 by $.2 million over such expenses for the comparable period in fiscal 2005. This increase was primarily due to increased pension expense and corporate administrative overhead for three months ended May 31, 2006. For 2006 operating expenses were $8.3 million, or 2.6% of net wholesale sales, compared to $8.1 million, or 3.3% of net wholesale sales for May 31, 2005.

Comparison of Nine Months Ended May 31, 2006 and May 31, 2005

Net Sales

Wholesale sales increased during the nine months ended May 31, 2006 by $247.9 million or 38.6% from $641.5 million to $889.4 million. The wholesale sales increase was due to a 32.4% increase in wholesale prices and a 4.7% increase in wholesale volume.

Costs of Goods Sold

Wholesale costs of goods sold increased during 2006 by $163.1 million or 27.0% from $603.6 million to $766.7 million. The increase in wholesale costs of goods was primarily due to a 28.5% increase in the Company’s average crude oil purchase price and an 4.7% increase in wholesale sales volume. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 30.3% as compared to the prior year period.

Gross Profit

Wholesale gross profit increased $84.8 million from $37.9 million for the nine months ended May 31, 2005 to $122.7 million for the nine months ended May 31, 2006. This increase was primarily due to increased sales volume and selling prices.

Operating Expenses

Operating expenses increased during the nine months ended May 31, 2006 by $2.4 million over such expenses for 2005. This increase was primarily due to executive officers bonuses incurred, increased pension expense and corporate administrative overhead. For 2006 operating expenses were $24.1 million, or 2.7% of net wholesale sales, compared to $21.7 million, or 3.4% of net wholesale sales for nine months ended May 31, 2005.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended May 31, 2006 decreased $.4 million or 6.6% to $6.2 million from $6.6 million for the comparable period in fiscal 2005, primarily due to a decrease in borrowings under the revolving credit facility.

Net interest expense increased $.1 million or .7% to $18.4 million from $18.3 million between the nine months ended May 31, 2005 and the nine months ended May 31, 2006, primarily due to the increase in principal amount of Senior Unsecured Notes outstanding as a result of the additional $25 million in notes issued in February 2005 offset by reduced borrowings under the Revolving Credit Facility and increased interest income from short term investments.

Income Tax Expense / (Benefit)

The Company’s effective tax rate for the nine months ended May 31, 2006 was approximately 41.8% compared to a rate of 40.0% for the nine months ended May 31, 2005.

The Company’s effective tax rate for the nine months ended May 31, 2006 was approximately 41.8% compared to a rate of 39.8% for the nine months ended May 31, 2005. The change in both the three month period and the nine month period ended May 31, 2006 is primarily due to a change in various permanent tax differences and an increase in corporate state income taxes.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

	May 31, 2006	August 31, 2005
Cash and cash equivalents	$46,110	$43,204
Working capital	$157,971	$109,056
Current ratio	2.2	2.2
Debt	$228,150	$227,141

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During the nine months ended May 31, 2006, significant uses of cash include $13.3 million for purchases of property, plant and equipment, $.5 million for reductions to debt, $.8 million for additions to deferred turnaround costs, a $6.6 million dividend to stockholder, $.1 million for deferred financing costs and $77.8 million used in operating activities principally for increased accounts receivable, inventories and prepaid expenses. This use of cash was funded primarily from cash provided from operating activities of $20.7 million, proceeds from asset dispositions of $1.4 million, distributions received of $1.0 million and proceeds from long term debt of $1.1 million.

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

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our revolving credit facility (the “facility”) with PNC Bank, N.A. as Agent Bank. This is a $100,000,000 revolving facility, which expires May 9, 2007. The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable, and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. For Base Rate borrowings, interest is calculated at the greater of the agent bank’s prime rate or federal fund rate plus 1%, plus an applicable margin of .25% to .75% (8.0% at May 31, 2006). For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with our facility leverage ratio calculation. As of May 31, 2006, no Euro-Rate borrowings and no Base Rate borrowings were outstanding under the agreement.

We had outstanding letters of credit under our Revolving Credit Facility of $433,000 as of May 31, 2006.

As of May 31, 2006 there were no outstanding borrowings under our Revolving Credit Facility resulting in net availability of $99,567,000 based on the borrowing base calculation.

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

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. At May 31, 2006 the Company was exposed to the risk of market price declines with respect to a substantial portion of its crude oil and refined product inventories.

See also Recent Developments section of Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Based on an evaluation by management of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal quarter ended May 31, 2006, (the “Evaluation Date”) the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

(b)	There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(None)

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(None)

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
(None)

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(N/A)

ITEM 5.	OTHER INFORMATION
(None)

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2006

UNITED REFINING COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2006

KIANTONE PIPELINE CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2006

UNITED REFINING COMPANY OF PENNSYLVANIA (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2006

KIANTONE PIPELINE COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2006

UNITED JET CENTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2006

KWIK-FILL CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2006

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2006

BELL OIL CORP. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2006

PPC, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2006

SUPER TEST PETROLEUM, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2006

KWIK-FIL, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2006

VULCAN ASPHALT REFINING CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2006

COUNTRY FAIR, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy Vice President – Finance