Form 10-K/A
period 2006-08-31
UNITED REFINING CO; KWIK FIL INC; BELL OIL CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; KWIK FILL INC; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KIANTONE PIPELINE CORP; VULCAN ASPHALT REFINING CORP; COUNTRY FAIR INC
filed 2006-12-18
CIK 101462, 1045540, 1045543, 1045547, 1045541, 1040270, 1045539, 830253, 1045546, 1171162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2006

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 18, 2006, 100 shares of the Registrant’s common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant’s are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, initially filed with the Securities and Exchange Commission on November 29, 2006, is being filed to amend Exhibit 10.10 to include the complete document of Amendment No. 7 to Credit Agreement, dated as of November 27, 2006, by and among URC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent, a portion of which was inadvertently omitted from the initially filed Annual Report on Form 10-K.

Except to the extent modified or updated herein, the foregoing item has not been amended to reflect other events occurring after the original filing or to otherwise update disclosures.

PART IV. OTHER INFORMATION

Item 15. Exhibits, Financial Statement Schedules.

* Exhibit 10.10	Amendment No. 7 to Credit Agreement dated as of November 27, 2006 by and among URC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent.

* Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 18, 2006	UNITED REFINING COMPANY

	By:	/s/ James E. Murphy
James E. Murphy
Vice President and Chief Financial Officer
(Principal Accounting Officer)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 18, 2006	UNITED REFINING COMPANY OF
PENNSYLVANIA

	By:	/s/ James E. Murphy
James E. Murphy
Vice President and Chief Financial Officer
(Principal Accounting Officer)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 18, 2006	KIANTONE PIPELINE CORPORATION

	By:	/s/ James E. Murphy
James E. Murphy
Vice President and Chief Financial Officer
(Principal Accounting Officer)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 18, 2006	KIANTONE PIPELINE COMPANY

	By:	/s/ James E. Murphy
James E. Murphy
Vice President and Chief Financial Officer
(Principal Accounting Officer)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 18, 2006	UNITED JET CENTER, INC.

	By:	/s/ James E. Murphy
James E. Murphy
Vice President and Chief Financial Officer
(Principal Accounting Officer)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 18, 2006	VULCAN ASPHALT REFINING CORPORATION

	By:	/s/ James E. Murphy
James E. Murphy
Vice President and Chief Financial Officer
(Principal Accounting Officer)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 18, 2006	KWIK-FIL, INC.

	By:	/s/ James E. Murphy
James E. Murphy
Vice President and Chief Financial Officer
(Principal Accounting Officer)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 18, 2006	KWIK-FILL CORPORATION

	By:	/s/ James E. Murphy
James E. Murphy
Vice President and Chief Financial Officer
(Principal Accounting Officer)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 18, 2006	INDEPENDENT GASOLINE & OIL
COMPANY OF ROCHESTER, INC.

	By:	/s/ James E. Murphy
James E. Murphy
Vice President and Chief Financial Officer
(Principal Accounting Officer)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 18, 2006	BELL OIL CORP.

	By:	/s/ James E. Murphy
James E. Murphy
Vice President and Chief Financial Officer
(Principal Accounting Officer)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 18, 2006	PPC, INC.

	By:	/s/ James E. Murphy
James E. Murphy
Vice President and Chief Financial Officer
(Principal Accounting Officer)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 18, 2006	SUPER TEST PETROLEUM, INC.

	By:	/s/ James E. Murphy
James E. Murphy
Vice President and Chief Financial Officer
(Principal Accounting Officer)