Form 10-Q
period 2007-05-31
UNITED REFINING CO; VULCAN ASPHALT REFINING CORP; KWIK FIL INC; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; KWIK FILL INC; UNITED JET CENTER INC; KIANTONE PIPELINE CO; KIANTONE PIPELINE CORP; PPC INC; COUNTRY FAIR INC
filed 2007-07-16
CIK 101462, 1045546, 1045540, 1045547, 1045541, 1045542, 1045539, 830253, 1045544, 1171162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2007

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

814-723-1500

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of Registrant’s Common Stock as of July 16, 2007: 100.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q CONTENTS

PART I.—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	May 31, 2007 (Unaudited)	August 31, 2006
Assets
Current:
Cash and cash equivalents	$164,655	$59,197
Accounts receivable, net	86,564	85,036
Inventories	121,160	130,633
Prepaid expenses and other assets	39,185	21,809
Amounts due from affiliated companies, net	—	883

Total current assets	411,564	297,558
Property, plant and equipment, net	210,350	190,080
Investment in affiliated company	3,172	2,899
Deferred financing costs, net	5,520	5,643
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	2,280	2,665
Deferred turnaround costs and other assets, net	8,592	6,077

	$653,327	$516,771

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,768	$435
Accounts payable	53,194	84,269
Accrued liabilities	25,023	19,892
Income tax payable	27,525	21,432
Sales, use and fuel taxes payable	21,787	20,144
Deferred income taxes	4,663	4,663
Amounts due to affiliated companies, net	398	—

Total current liabilities	134,358	150,835
Long term debt: less current installments	357,601	227,579
Deferred income taxes	6,577	8,624
Deferred gain on settlement of pension plan obligations	323	485
Deferred retirement benefits	42,974	36,794
Other noncurrent liabilities	234	601

Total liabilities	542,067	424,918

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	14,244	14,244
Retained earnings	98,595	79,188
Accumulated other comprehensive loss	(1,579)	(1,579)

Total stockholder’s equity	111,260	91,853

	$653,327	$516,771

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
Net sales	$587,298	$612,966	$1,664,675	$1,693,443
Costs of goods sold	488,784	498,186	1,486,609	1,492,820

Gross profit	98,514	114,780	178,066	200,623

Expenses:
Selling, general and administrative expenses	33,601	32,417	100,782	94,420
Depreciation and amortization expenses	3,470	3,296	10,447	9,878

Total operating expenses	37,071	35,713	111,229	104,298

Operating income	61,443	79,067	66,837	96,325

Other income (expense):
Interest expense, net	(6,214)	(6,202)	(17,320)	(18,415)
Other, net	(807)	(732)	(2,489)	(601)
Equity in net earnings of affiliate	438	507	1,273	1,412

	(6,583)	(6,427)	(18,536)	(17,604)

Income before income tax expense	54,860	72,640	48,301	78,721
Income tax expense	22,494	30,346	19,804	32,886

Net income	$32,366	$42,294	$28,497	$45,835

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Nine Months Ended
	May 31, 2007	May 31, 2006
Cash flows from operating activities:
Net income	$28,497	$45,835

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,154	13,215
Equity in net earnings of affiliate	(1,273)	(1,412)
Deferred income taxes	(2,047)	5,185
Loss on asset dispositions	1,198	27
Cash used in working capital items	(26,358)	(46,164)
Other, net	(6)	27
Change in operating assets and liabilities:
Deferred retirement benefits	6,180	4,426
Other assets	(34)	(2)
Other noncurrent liabilities	(367)	(463)

Total adjustments	(9,553)	(25,161)

Net cash provided by operating activities	18,944	20,674

Cash flows from investing activities:
Additions to property, plant and equipment	(31,525)	(13,341)
Additions to deferred turnaround costs	(4,339)	(848)
Distribution received	1,000	1,000
Proceeds from asset dispositions	—	1,384

Net cash used in investing activities	(34,864)	(11,805)

Cash flows from financing activities:
Proceeds from issuance of long term debt	131,956	1,140
Dividends to stockholder	(9,090)	(6,559)
Principal reductions of long term debt	(700)	(472)
Deferred financing costs	(788)	(72)

Net cash provided by (used in) financing activities	121,378	(5,963)

Net increase in cash and cash equivalents	105,458	2,906
Cash and cash equivalents, beginning of year	59,197	43,204

Cash and cash equivalents, end of period	$164,655	$46,110

Cash used in working capital items:
Accounts receivable, net	$(1,528)	$(9,050)
Inventories	9,473	(64,255)
Prepaid expenses and other assets	(17,376)	(4,540)
Accounts payable	(31,075)	6,846
Accrued liabilities	5,131	4,331
Income taxes payable	6,093	23,571
Sales, use and fuel taxes payable	1,643	(1,905)
Amounts due from (to) affiliated companies, net	1,281	(1,162)

Total change	$(26,358)	$(46,164)

Cash paid during the period for:
Interest	$12,258	$12,633
Income taxes	$15,779	$3,822

Non-cash investing activities:
Property additions & capital leases	$—	$167

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2006.

2.	Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement classification, accounting for interest and penalties and accounting in interim periods and disclosure.

The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of Interpretation 48 will have a material effect on its financial position or results of operations.

In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“Position No. AUG AIR-1”). Position No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The provisions of Position No. AUG AIR-1 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of Position No. AUG AIR-1 will have a material effect on its financial position or results of operations.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“Statement 158”), an amendment of Statements 87, 88, 106, and 132 (R). Statement 158 represents the completion of the FASB’s first phase in its postretirement benefit accounting project. Statement 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. Under Statement 158, the Company will be required to recognize the funded status of its defined benefit postretirement plans and to provide the required disclosures. Statement 158 is effective for fiscal years ending after June 15, 2007. Because the actuarial valuation of the retirement plan obligations at year end has not been completed, and because the fair value of retirement plan assets is subject to change based on market fluctuations through August 31, 2007, the Company is not yet able to estimate the impact of Statement 158 on its balance sheet.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 permits entities to measure many financial instruments and certain other items at fair value and to report unrealized gains and losses on items for which the fair value option has been elected in earnings for the period. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of Statement 159 will have a material effect on its financial position or results of operations.

3.	Inventories

As of May 31, 2007 and August 31, 2006, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $34,537,000 and $73,119,000, respectively. The May 31, 2007 LIFO calculation was computed using quantities and prices which are not necessarily indicative of the actual quantities and prices which will exist at fiscal year-end. Due to anticipated fluctuations in inventory levels and the many factors which enter into the LIFO calculation which are beyond management’s control, it is the policy of the Company to record the LIFO inventory adjustment only at fiscal year-end.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $350,000,000 Senior Unsecured Note Indenture due August 15, 2012. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	May 31, 2007				August 31, 2006
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$152,399	$12,256	$—	$164,655	$52,375	$6,822	$—	$59,197
Accounts receivable, net	55,797	30,767	—	86,564	55,230	29,806	—	85,036
Inventories	96,305	24,855	—	121,160	103,996	26,637	—	130,633
Prepaid expenses and other assets	34,335	4,850	—	39,185	17,418	4,391	—	21,809
Amounts due from affiliated companies, net	—	—	—	—	1,744	(861)	—	883
Intercompany	141,100	19,048	(160,148)	—	119,481	20,655	(140,136)	—

Total current assets	479,936	91,776	(160,148)	411,564	350,244	87,450	(140,136)	297,558
Property, plant and equipment, net	136,634	73,716	—	210,350	119,728	70,352	—	190,080
Investment in affiliated company	3,172	—	—	3,172	2,899	—	—	2,899
Deferred financing costs, net	5,520	—	—	5,520	5,643	—	—	5,643
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	2,280	—	2,280	—	2,665	—	2,665
Deferred turnaround costs & other assets	8,338	1,425	(1,171)	8,592	5,735	1,513	(1,171)	6,077

	$633,600	$181,046	$(161,319)	$653,327	$484,249	$173,829	$(141,307)	$516,771

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$991	$777	$—	$1,768	$(84)	$519	$—	$435
Accounts payable	38,200	14,994	—	53,194	65,801	18,468	—	84,269
Accrued liabilities	19,035	5,988	—	25,023	14,022	5,870	—	19,892
Income taxes payable	31,731	(4,206)	—	27,525	23,223	(1,791)	—	21,432
Sales, use and fuel taxes payable	17,820	3,967	—	21,787	16,833	3,311	—	20,144
Deferred income taxes	5,644	(981)	—	4,663	5,644	(981)	—	4,663
Intercompany	—	160,148	(160,148)	—	—	140,136	(140,136)	—
Amounts due affiliated companies, net	(393)	791	—	398	—	—	—	—

Total current liabilities	113,028	181,478	(160,148)	134,358	125,439	165,532	(140,136)	150,835
Long term debt: less current installments	353,646	3,955	—	357,601	224,065	3,514	—	227,579
Deferred income taxes	2,381	4,196	—	6,577	3,650	4,974	—	8,624
Deferred gain on settlement of pension plan obligations	323	—	—	323	485	—	—	485
Deferred retirement benefits	42,840	134	—	42,974	36,826	(32)	—	36,794
Other noncurrent liabilities	—	234	—	234	—	601	—	601

Total liabilities	512,218	189,997	(160,148)	542,067	390,465	174,589	(140,136)	424,918

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share— shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	4,746	10,651	(1,153)	14,244	4,746	10,651	(1,153)	14,244
Retained earnings	118,215	(19,620)	—	98,595	90,617	(11,429)	—	79,188
Accumulated other comprehensive loss	(1,579)	—	—	(1,579)	(1,579)	—	—	(1,579)

Total stockholder’s equity	121,382	(8,951)	(1,171)	111,260	93,784	(760)	(1,171)	91,853

	$633,600	$181,046	$(161,319)	$653,327	$484,249	$173,829	$(141,307)	$516,771

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended May 31, 2007				Three Months Ended May 31, 2006
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$425,770	$321,557	$(160,029)	$587,298	$454,969	$293,517	$(135,520)	$612,966
Costs of goods sold	353,912	294,901	(160,029)	488,784	366,613	267,093	(135,520)	498,186

Gross profit	71,858	26,656	—	98,514	88,356	26,424	—	114,780

Expenses:
Selling, general and administrative expenses	5,816	27,785	—	33,601	5,940	26,477	—	32,417
Depreciation and amortization expenses	2,291	1,179	—	3,470	2,134	1,162	—	3,296

Total operating expenses	8,107	28,964	—	37,071	8,074	27,639	—	35,713

Operating income (loss)	63,751	(2,308)	—	61,443	80,282	(1,215)	—	79,067

Other income (expense):
Interest expense, net	(3,129)	(3,085)	—	(6,214)	(3,681)	(2,521)	—	(6,202)
Other, net	(614)	(193)	—	(807)	(551)	(181)	—	(732)
Equity in net earnings affiliate	438	—	—	438	507	—	—	507

	(3,305)	(3,278)	—	(6,583)	(3,725)	(2,702)	—	(6,427)

Income (loss) before income tax expense (benefit)	60,446	(5,586)	—	54,860	76,557	(3,917)	—	72,640
Income tax expense (benefit)	24,317	(1,823)	—	22,494	31,869	(1,523)	—	30,346

Net income (loss)	$36,129	$(3,763)	$—	$32,366	$44,688	$(2,394)	$—	$42,294

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Nine Months Ended May 31, 2007				Nine Months Ended May 31, 2006
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$1,202,400	$845,905	$(383,630)	$1,664,675	$1,240,609	$807,692	$(354,858)	$1,693,443
Costs of goods sold	1,107,571	762,668	(383,630)	1,486,609	1,119,244	728,434	(354,858)	1,492,820

Gross profit	94,829	83,237	—	178,066	121,365	79,258	—	200,623

Expenses:
Selling, general and administrative expenses	17,170	83,612	—	100,782	17,170	77,250	—	94,420
Depreciation and amortization expenses	6,873	3,574	—	10,447	6,402	3,476	—	9,878

Total operating expenses	24,043	87,186	—	111,229	23,572	80,726	—	104,298

Operating income (loss)	70,786	(3,949)	—	66,837	97,793	(1,468)	—	96,325

Other income (expense):
Interest expense, net	(8,707)	(8,613)	—	(17,320)	(11,616)	(6,799)	—	(18,415)
Other, net	(1,959)	(530)	—	(2,489)	(1,549)	948	—	(601)
Equity in net earnings affiliate	1,273	—	—	1,273	1,412	—	—	1,412

	(9,393)	(9,143)	—	(18,536)	(11,753)	(5,851)	—	(17,604)

Income (loss) before income tax expense (benefit)	61,393	(13,092)	—	48,301	86,040	(7,319)	—	78,721
Income tax expense (benefit)	24,705	(4,901)	—	19,804	35,591	(2,705)	—	32,886

Net income (loss)	$36,688	$(8,191)	$—	$28,497	$50,449	$(4,614)	$—	$45,835

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended May 31, 2007				Nine Months Ended May 31, 2006
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$6,431	$12,513	$—	$18,944	$21,031	$(357)	$—	$20,674

Cash flows from investing activities:
Additions to property, plant and equipment	(23,843)	(7,682)	—	(31,525)	(10,368)	(2,973)	—	(13,341)
Additions to deferred turnaround costs	(4,244)	(95)	—	(4,339)	(845)	(3)	—	(848)
Distributions received	1,000	—	—	1,000	1,000	—	—	1,000
Proceeds from asset dispositions	—	—	—	—	206	1,178	—	1,384

Net cash used in investing activities	(27,087)	(7,777)	—	(34,864)	(10,007)	(1,798)	—	(11,805)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	130,711	1,245	—	131,956	—	1,140	—	1,140
Dividends to stockholder	(9,090)	—	—	(9,090)	(6,559)	—	—	(6,559)
Principal reductions of long-term debt	(153)	(547)	—	(700)	(147)	(325)	—	(472)
Deferred financing costs	(788)	—	—	(788)	(72)	—	—	(72)

Net cash provided by (used in) financing activities	120,680	698	—	121,378	(6,778)	815	—	(5,963)

Net increase (decrease) in cash and cash equivalents	100,024	5,434	—	105,458	4,246	(1,340)	—	2,906
Cash and cash equivalents, beginning of year	52,375	6,822	—	59,197	31,195	12,009	—	43,204

Cash and cash equivalents, end of period	$152,399	$12,256	$—	$164,655	$35,441	$10,669	$—	$46,110

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Segments of Business

Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
Net Sales
Retail	$320,706	$292,336	$842,533	$804,006
Wholesale	266,592	320,630	822,142	889,437

	$587,298	$612,966	$1,664,675	$1,693,443

Intersegment Sales
Wholesale	$159,178	$134,419	$380,258	$351,252

Operating Income (loss)
Retail	$(2,245)	$(2,004)	$(2,889)	$(2,349)
Wholesale	63,688	81,071	69,726	98,674

	$61,443	$79,067	$66,837	$96,325

Depreciation and Amortization
Retail	$1,128	$1,112	$3,422	$3,326
Wholesale	2,342	2,184	7,025	6,552

	$3,470	$3,296	$10,447	$9,878

	May 31, 2007	August 31, 2006
Total Assets
Retail	$151,264	$143,881
Wholesale	502,063	372,890

	$653,327	$516,771

Capital Expenditures (including non-cash)
Retail	$5,642	$5,161
Wholesale	25,883	16,725

	$31,525	$21,886

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Employee Benefit Plans

For the periods ended May 31, 2007 and 2006, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
	(in thousands)
Service cost	$1,971	$2,325	$1,696	$1,835
Interest cost on benefit obligation	3,159	3,121	2,544	2,118
Expected return on plan assets	(3,198)	(2,875)	—	—
Amortization of transition obligation	105	105	448	448
Amortization and deferral of net loss	558	1,156	748	603

Net periodic benefit cost	$2,595	$3,832	$5,436	$5,004

As of May 31, 2007, $6,160,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2007.

7.	Derivative Financial Instruments

At August 31, 2006, the Company had net open future positions of 1,400,000 barrels of crude oil, all of which were sold during the first quarter of 2007. The resulting gain on the sale of the future positions amounted to $4,114,000, which was recorded in cost of sales. The Company has no open future positions at May 31, 2007.

8.	Long-Term Debt

During May 2007, the Company sold an additional $125,000,000 of 10 1/2% Senior Unsecured Notes due 2012 for $130,312,500, resulting in a debt premium of $5,312,500 which will be amortized over the life of the note using the interest method. These additional notes were issued under an indenture, dated as of August 6, 2004, pursuant to which $200,000,000 of notes of the same series were issued in August 2004. The net proceeds of the offering were used for capital expenditures and general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recent Developments

The Company successfully completed its comprehensive turnaround of the Crude unit and other related units, such as the desalter and vacuum tower. In addition to normal maintenance work, the Company upgraded the units to allow them to meet the 30 ppm low sulfur gasoline requirement of the federal Clean Air Act which is effective January 1, 2008. The Company now has the ability to process 70,000/bpd of crude instead of the previous 65,000/bpd capacity. The upgrade also allows the Company to run up to 80% of its crude slate as heavy, sour crude. The Company will continue to utilize its proprietary linear program model to determine the optimal crude slate and run rate for the facility.

The Company continues to be impacted by the world crude market as it continues to remain volatile with prices on the New York mercantile Exchange (NYMEX) ranging from a low of $57.43/bbl in December to a high of $70.68/bbl in June. Average crude oil prices for delivery in the fourth fiscal quarter of 2007 as of June 30, 2007 were averaging $67.96/bbl as compared to an average of $61.39/bbl for the third fiscal quarter of 2007, a $6.57 increase.

Industry-wide wholesale margins of gasoline have decreased in the fourth fiscal quarter of 2007 as compared to the third fiscal quarter of 2007 while heating oil margins have increased slightly. As of June 30, 2007, margins, as indicated by the difference between prices of crude oil contracts traded on the NYMEX and prices of NYMEX gasoline and heating oil contracts, were averaging $27.10 and $18.81 respectively for the fourth fiscal quarter of 2007. This represents a $1.46 decrease in wholesale margins for gasoline and a $3.43 increase in wholesale margins for heating oil. The widely monitored “3-2-1 crackspread”, consisting of two thirds gasoline margin and one third heating oil margin, increased $0.18 to $24.34.

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

Retail Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
	(dollars in thousands)
Net Sales
Petroleum	$268,572	$242,438	$692,426	$660,943
Merchandise and other	52,134	49,898	150,107	143,063

Total Net Sales	320,706	292,336	842,533	804,006

Costs of Goods Sold	294,179	266,885	758,795	726,161

Gross Profit	26,527	25,451	83,738	77,845

Operating Expenses	28,772	27,455	86,627	80,194

Segment Operating Income / (Loss)	$(2,245)	$(2,004)	$(2,889)	$(2,349)

Petroleum Sales (thousands of gallons)	95,504	88,735	271,679	255,897
Gross Profit
Petroleum (a)	$12,283	$11,677	$43,020	$38,610
Merchandise and other	14,244	13,774	40,718	39,235

	$26,527	$25,451	$83,738	$77,845

Petroleum margin ($/gallon) (b)	.1286	.1316	.1583	.1509
Merchandise margin (percent of sales)	27.3%	27.6%	27.1%	27.4%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended May 31, 2007 and May 31, 2006

Net Sales

Retail sales increased during the fiscal quarter ended May 31, 2007 by $28.4 million or 9.7% from $292.3 million to $320.7 million for the comparable period in fiscal 2006. The increase is due to the following: $26.1 million in petroleum sales and $2.3 million in merchandise sales. The petroleum sales increase resulted from a 2.9% increase in retail selling prices per gallon, and a 6.8 million gallon or 7.6% increase in retail petroleum volume. Merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended May 31, 2007 by $27.3 million or 10.2% for the comparable period in fiscal 2006 from $266.9 million to $294.2 million. The increase is due to the following: petroleum purchases of $21.4 million due to an increase in prices and volume, fuel tax of $3.5 million, merchandise cost of $1.8 million, and an inventory adjustment of $.6 million due mainly to price variances.

Gross Profit

Retail gross profit increased during the fiscal quarter ended May 31, 2007 by $1.1 million or 4.2% for the comparable period in fiscal 2006. The Company increased its petroleum margins by $.6 million or 5.2% and merchandise margin increased by $.5 million or 3.4%.

Operating Expenses

Retail operating expenses increased during the fiscal quarter ended May 31, 2007 by $1.3 million or 4.8% for the comparable period in fiscal 2006. The increase is due to the following: payroll and related payroll costs of $.1 million; maintenance costs of $.3 million, environmental costs of $.1 million, credit/customer service costs of $.3 million, supplies of $.1 million, insurance/utilities/tax cost of $.2 million and other miscellaneous costs of $.2 million.

Comparison of Nine Months Ended May 31, 2007 and May 31, 2006

Net Sales

Retail sales increased during the nine months ended May 31, 2007 by $38.5 million or 4.8% from $804.0 million to $842.5 million for the comparable period in fiscal 2006. The increase was primarily due to $31.5 million in petroleum sales, and $7.0 million in merchandise sales. This merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices. The petroleum sales increase resulted from a 15.8 million gallon or 6.2% increase in retail petroleum volume, offset by a 1.3% decrease in retail selling prices per gallon.

Costs of Goods Sold

Retail costs of goods sold increased during the nine months ended May 31, 2007 by $32.6 million or 4.5% from $726.2 million to $758.8 million for the comparable period in fiscal 2006. The increase was primarily due to the following: fuel taxes of $9.1 million, freight costs of $.6 million, merchandise costs of $5.6 million directly related to the increase in sales, petroleum purchases of $16.9 million due to an increase in volume and an inventory change of $.4 million due mainly to a 2% decrease in petroleum product costs.

Gross Profit

Retail gross profit increased during the nine months ended May 31, 2007 by $5.9 million or 7.6% for the comparable period in fiscal 2006. The Company increased its petroleum margins by $4.4 million or 11.4% and merchandise margin increased by $1.5 million or 3.8%.

Operating Expenses

Retail operating expenses increased during the nine months ended May 31, 2007 by $6.4 million or 8.0% for the comparable period in fiscal 2006. The primary contributing factors were (i) environmental costs of $1.8 million, due primarily to environmental remediation liability issues and (ii) increased payroll and related payroll costs of $1.6 million due to a minimum wage increase effective January 1, 2006 from $6.00 to $6.75 per hour and another increase effective January 1, 2007 from $6.75 to $7.15 per hour for New York State and effective January 1, 2007 an increase of $5.15 to $6.25 per hour for Pennsylvania. Combined these January 1, 2007 increases affected approximately 1,100 retail employees. Other increases were related to maintenance costs of $.7 million, credit/customer service costs of $.8 million, supplies of $.2 million, legal/professional fees of $.1 million, equipment rental of $.1 million, insurance/utilities/taxes of $.5 million, advertising/promotion costs of $.3 million and other miscellaneous costs of $.3 million.

Wholesale Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007 (a)	2006	2007 (a)	2006
	(dollars in thousands)
Net Sales (b)	$266,592	$320,630	$822,142	$889,437
Costs of Goods Sold	194,605	231,301	727,814	766,659

Gross Profit	$71,987	$89,329	$94,328	$122,778

Operating Expenses	8,299	8,258	24,602	24,104

Segment Operating Income	$63,688	$81,071	$69,726	$98,674

Crude throughput (thousand barrels per day)	44.4	61.8	59.3	65.1

Refinery Product Yield

(thousands of barrels)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007 (a)	2006	2007 (a)	2006
Gasoline and gasoline blendstock	2,059	2,448	7,486	7,795
Distillates	987	1,511	4,019	4,986
Asphalt	1,142	1,537	4,592	4,881
Butane, propane, residual products, internally produced fuel and other (“Other”)	534	420	1,720	715

Total Product Yield	4,722	5,916	17,817	18,377

% Heavy Crude Oil of Total Refinery Throughput (c)	58%	55%	57%	53%

Product Sales

(dollars in thousands) (a)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007 (a)	2006	2007 (a)	2006
Gasoline and gasoline blendstock	$123,911	$132,290	$333,838	$362,174
Distillates	74,983	106,962	264,051	324,626
Asphalt	62,514	76,855	210,932	189,539
Other	5,184	4,523	13,321	13,098

	$266,592	$320,630	$822,142	$889,437

Product Sales

(thousand of barrels) (a)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007 (a)	2006	2007 (a)	2006
Gasoline and gasoline blendstock	1,375	1,553	4,469	4,736
Distillates	888	1,245	3,399	4,007
Asphalt	1,463	2,072	4,849	5,645
Other	128	120	353	339

	3,854	4,990	13,070	14,727

(a)	Scheduled refinery maintenance turnaround (March 18th through April 17th).
(b)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(c)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended May 31, 2007 and May 31, 2006

Net Sales

Wholesale sales decreased during the three months ended May 31, 2007 by $54.0 million or 16.9% for the comparable period in fiscal 2006 from $320.6 million to $266.6 million. The wholesale sales decrease was due to a 22.8% decrease in wholesale volume. This decrease was primarily a result of our scheduled refinery maintenance turnaround.

Costs of Goods Sold

Wholesale costs of goods sold decreased during the three months ended May 31, 2007 by $36.7 million or 15.9% for the comparable period in fiscal 2006 from $231.3 million to $194.6 million. The decrease in wholesale costs of goods sold during this period was primarily a result of our scheduled refinery turnaround.

Gross Profit

Wholesale gross profit decreased $17.3 million or 19.4% from $89.3 million for the fiscal quarter ended May 31, 2006 to $72.0 million for the fiscal quarter ended May 31, 2007. This decrease was primarily the result of our scheduled refinery turnaround.

Operating Expenses

Operating expenses increased during the three months ended May 31, 2007 by $.04 million or .5% over such expenses for the comparable period in fiscal 2006.

Comparison of Nine Months Ended May 31, 2007 and May 31, 2006

Net Sales

Wholesale sales decreased during the nine months ended May 31, 2007 by $67.3 million or 7.6% from $889.4 million to $822.1 million. The wholesale sales decrease was due to an 11.3% decrease in volume. This decrease was primarily a result of our scheduled refinery turnaround.

Costs of Goods Sold

Wholesale costs of goods sold decreased during 2007 by $38.8 million or 5.1% from $766.6 million to $727.8 million for the comparable period in fiscal 2006. The decrease in wholesale costs of goods was primarily due to an 11.3% decrease in wholesale volume as a result of our scheduled refinery turnaround. Also contributing to the decrease was the sale of Motor Vehicle Fuel Credits of $2.4 million and a gain on hedging activity of $4.1 million.

Gross Profit

Wholesale gross profit decreased $28.5 million or 23.2% from $122.8 million for the nine months ended May 31, 2006 to $94.3 million for the nine months ended May 31, 2007. This decrease was primarily due to narrowing margins and our scheduled refinery turnaround.

Operating Expenses

Operating expenses increased during the nine months ended May 31, 2007 by $.5 million or 2.1% over such expenses for the comparable period in fiscal 2006. This was due to increased professional services of $.4 million, and credit costs of $.3 million offset by decreases of other miscellaneous costs of $.2 million. For fiscal 2007 operating expenses were $24.6 million, or 3.0% of net wholesale sales, compared to $24.1 million, or 2.7% of net wholesale sales for the comparable period in fiscal 2006.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended May 31, 2007 remained relatively constant at $6.2 million for the comparable period in fiscal 2006.

Net interest expense (interest expense less interest income) for the nine months ended May 31, 2007 decreased $1.1 million or 5.9% to $17.3 million from $18.4 million for the comparable period in fiscal 2006, primarily due to an increase in interest income.

Income Tax Expense / (Benefit)

The Company’s effective tax rate for the three months ended May 31, 2007 was relatively constant at approximately 41.0% compared to a rate of 41.8% for the three months ended May 31, 2006.

The Company’s effective tax rate for the nine months ended May 31, 2007 also remained relatively constant at approximately 41% compared to a rate of 41.8% for the nine months ended May 31, 2006.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

	May 31, 2007	August 31, 2006
Cash and cash equivalents	$164,655	$59,197
Working capital	$277,206	$146,723
Current ratio	3.1	2.0
Debt	$359,369	$228,014

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

Net cash used in operating activities for the nine months ended May 31, 2007 was $18.9 million compared to $20.7 million for the comparable nine months ended May 31, 2006. The primary use of cash was for working capital items, which were approximately $26.4 million for the nine months ended May 31, 2007.

Of the $26.4 million net cash used in working capital items $31.1 million was used to reduce accounts payable, $17.4 million increased prepaid expenses (both related to crude costs and feedstocks) and $1.5 million was used to increase accounts receivable. This use of cash in working capital items was offset by providing cash through inventory liquidation of $9.5 million, increasing income taxes payable by $6.1 million, increasing accrued liabilities by $5.1 million, increasing sales use and fuel taxes by $1.6 million and increasing amounts due affiliated companies by $1.3 million.

Changes in cash provided by or used for working capital during the nine month period ended May 31, 2007 and May 31, 2006 are shown in the Consolidated Statements of Cash Flows to the Financial Statements, Part 1, Item 1.

Net cash used in investing activities of $34.8 million was used primarily for additions to property plant and equipment of $31.5 million and an increase to deferred turnaround costs of $4.3 million offset by a $1.0 million distribution from investment in an affiliated company.

Net cash from financing activities of $121.4 million was primarily from proceeds of issuance of additional long term debt of $132.0 million offset by a $9.1 million payment of a dividend to the stockholder, $.7 million principal reduction of long term debt and $.8 million increase in deferred financing related to issuance of additional long term debt.

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in these maintenance and non-discretionary capital expenditures during fiscal year 2007.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. In November 2006, we extended the term of our $100,000,000 Revolving Credit Facility from May 9, 2007 to November 27, 2011, and amended certain terms and provisions thereof, including a reduction in the interest rate and a modification of certain covenants. Under the amended Revolving Credit Facility, interest is calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate less an applicable margin of .5% to 0% or federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.25% to 1.75%. The applicable margin will vary depending on a formula calculating our average unused availability under the facility. Under the Revolving Credit Facility in effect prior to the extension and amendment, interest was calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate plus an applicable margin of .25% to .75% (8.50% at August 31, 2006) or federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varied with our facility leverage ratio calculation.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had outstanding letters of credit of $433,000 as of May 31, 2007. As of May 31, 2007, there were no outstanding borrowings under the Revolving Credit Facility resulting in net availability of $99,567,000 and was secured by eligible collateral in excess of $164.7 million. The Company’s working capital ratio exceeded 3.1 as of May 31, 2007.

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

During May 2007, the Company sold an additional $125,000,000 of 10 1/2% Senior Unsecured Notes due 2012 for $130,312,500 resulting in a debt premium of $5,312,500 which will be amortized over the life of the note using the interest method. These additional notes were issued under an indenture, dated as of August 6, 2004, pursuant to which $200,000,000 of notes of the same series were issued in August 2004. The net proceeds of the offerings were used and will continue to be used for capital expenditures and general corporate purposes.

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

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. At August 31, 2006, the Company had net open future positions of 1,400,000 barrels of crude oil, all of which were sold during the first quarter of 2007. The resulting gain on the sale of the future positions amounted to $4,114,000, which was recorded in cost of sales. The Company has no open future positions at May 31, 2007.

See also Recent Developments section of Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)

Based on an evaluation by management of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal quarter ended May 31, 2007, (the “Evaluation Date”) the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

(b)	There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended May 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

On May 1, 2007, the Company, its subsidiaries (collectively the “Guarantors”) and Morgan Stanley & Co. Incorporated (“Morgan Stanley”) entered into a purchase agreement (the “Purchase Agreement”) pursuant to which, among other things, the Company sold to Morgan Stanley $125,000,000 aggregate principal amount of its 10 1/2% Senior Notes due 2012. Morgan Stanley purchased the Senior Notes for a purchase price of 104.25% of the principal amount thereof and the Company delivered the Senior Notes on May 4, 2007. The Senior Notes were issued pursuant to an indenture, dated August 6, 2004, pursuant to which $225,000,000 of notes of the same series were previously issued. The Company’s obligations under the Senior Notes will be severally and jointly guaranteed on a senior unsecured basis by each of the Guarantors. Morgan Stanley sold the Senior Notes pursuant to Rule 144A promulgated under the Securities Act to “qualified institutional buyers” as defined thereunder.

In connection with the Purchase Agreement, the Company, the Guarantors and Morgan Stanley entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of May 4, 2007, pursuant to which the Company shall offer the holders of the Senior Notes issued pursuant to the Purchase Agreement the opportunity to exchange (the “Exchange Offer”) all such notes for new notes in an aggregate principal amount equal to the aggregate principal amount of and with terms substantially identical to the notes issued pursuant to the Purchase Agreement. The Company further agreed to file a registration within 135 days of the sale of the Senior Notes relating to the new notes and to use its best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission on or prior to 225 days of the sale of the Senior Notes. The Company shall use its best efforts to consummate the Exchange Offer within 45 days after the date on which the registration statement is declared effective. In certain circumstances, the Company may be obligated to file a shelf registration statement pursuant to Rule 415 of the Securities Act within the timelines described above. In the event the Company fails to file a registration statement within these timelines, the Company shall be obligated to pay increasing liquidated damages up to a maximum of $.20 per week per $1,000 principal amount of notes that remain unregistered.

ITEM 6.	EXHIBITS.

Exhibit 4.1	Form of Note

Exhibit 4.2	Form of Note

Exhibit 10.1	Purchase Agreement, dated May 1, 2007, between United Refining Company (“URC”), Country Fair, Inc. (“CFI”), Kiantone Pipeline Corporation (“KPC”), Kiantone Pipeline Company (“KPCY”), United Jet Center, Inc. (“UJCI”), United Refining Company of Pennsylvania (“URCP”), Kwik Fill Corporation (“K-FC”), Independent Gasoline and Oil Company of Rochester, Inc. (“IGOCRI”), Bell Oil Corporation (“BOC”), PPC, Inc. (“PPCI”), Super Test Petroleum, Inc. (“STPI”), Kwik-Fil, Inc. (“K-FI”), Vulcan Asphalt Refining Corporation (“VARC”), collectively “the Companies” and Morgan Stanley

Exhibit 10.2	Registration Rights Agreement, dated May 4, 2007, between the Companies and Morgan Stanley

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2007

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2007

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2007

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2007

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2007

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2007

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2007

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2007

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2007

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2007

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2007

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2007

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2007

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President – Finance