Form 10-Q
period 2007-11-30
UNITED REFINING CO; VULCAN ASPHALT REFINING CORP; BELL OIL CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; KWIK FILL CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KIANTONE PIPELINE CORP; PPC INC; COUNTRY FAIR INC
filed 2008-01-14
CIK 101462, 1045546, 1045543, 1045547, 1045541, 1040270, 1045539, 830253, 1045544, 1171162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-06198 ___________________ UNITED REFINING COMPANY
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Number of shares outstanding of Registrant’s Common Stock as of January 14, 2008: 100.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	November 30, 2007 (Unaudited)	August 31, 2007
Assets
Current:
Cash and cash equivalents	$104,516	$135,441
Marketable securities	61,100	75,854
Accounts receivable, net	85,830	79,703
Inventories	144,630	166,024
Prepaid expenses and other assets	49,844	16,957

Total current assets	445,920	473,979
Property, plant and equipment, net	225,522	217,837
Investment in affiliated company	4,196	3,510
Deferred financing costs, net	5,440	5,635
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	2,071	2,191
Deferred turnaround costs and other assets, net	11,498	9,252
Deferred income taxes	8,264	7,313

	$714,760	$731,566

Liabilities and Stockholder’s Equity
Current:

Current installments of long-term debt	$1,860	$1,808
Accounts payable	52,576	69,806
Accrued liabilities	24,811	15,643
Income tax payable	18,072	36,514
Sales, use and fuel taxes payable	18,970	20,725
Deferred income taxes	7,218	7,218
Amounts due to affiliated companies, net	2,126	2,177

Total current liabilities	125,633	153,891
Long term debt: less current installments	356,839	357,144
Deferred gain on settlement of pension plan obligations	216	270
Deferred retirement benefits	75,718	77,305
Other noncurrent liabilities	31	46

Total liabilities	558,437	588,656

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	22,031	22,031
Retained earnings	154,968	141,555
Accumulated other comprehensive loss	(20,676)	(20,676)

Total stockholder’s equity	156,323	142,910

	$714,760	$731,566

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended November 30,
	2007	2006
Net sales	$693,568	$584,596
Costs of goods sold	625,023	546,777

Gross profit	68,545	37,819

Expenses:
Selling, general and administrative expenses	35,431	34,842
Depreciation and amortization expenses	4,039	3,497

Total operating expenses	39,470	38,339

Operating income (loss)	29,075	(520)

Other income (expense):
Interest expense, net	(6,681)	(5,155)
Other, net	(346)	(227)
Equity in net earnings of affiliate	686	495

	(6,341)	(4,887)

Income (loss) before income tax expense (benefit)	22,734	(5,407)
Income tax expense (benefit)	9,321	(2,217)

Net income (loss)	$13,413	$(3,190)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Three Months Ended
	November 30, 2007	November 30, 2006
Cash flows from operating activities:
Net income (loss)	$13,413	$(3,190)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	5,184	4,420
Equity in net earnings of affiliate	(686)	(495)
Deferred income taxes	(951)	285
Gain on asset dispositions	—	(7)
Cash (used in) provided by working capital items	(45,930)	3,879
Change in operating assets and liabilities:
Deferred retirement benefits	(1,587)	2,288
Other assets	1	8
Other noncurrent liabilities	(15)	(135)

Total adjustments	(43,984)	10,243

Net cash (used in) provided by operating activities	(30,571)	7,053

Cash flows from investing activities:
Additions to property, plant and equipment	(11,580)	(6,433)
Additions to deferred turnaround costs	(3,336)	(55)
Proceeds from asset dispositions	—	7

Net cash used in investing activities	(14,916)	(6,481)

Cash flows from financing activities:
Proceeds from sale of investment securities	14,754	—
Proceeds from issuance of long term debt	178	461
Principal reductions of long term debt	(262)	(206)
Deferred financing costs	(108)	—

Net cash provided by financing activities	14,562	255

Net (decrease) increase in cash and cash equivalents	(30,925)	827
Cash and cash equivalents, beginning of year	135,441	59,197

Cash and cash equivalents, end of period	$104,516	$60,024

Cash (used in) provided by in working capital items:
Accounts receivable, net	$(6,127)	$11,743
Inventories	21,394	40,657
Prepaid expenses and other assets	(32,887)	(10,015)
Accounts payable	(17,230)	(30,625)
Accrued liabilities	9,168	(177)
Income taxes payable	(18,442)	(9,431)
Sales, use and fuel taxes payable	(1,755)	(2,058)
Amounts due to affiliated companies, net	(51)	3,785

Total change	$(45,930)	$3,879

Cash paid during the period for:
Interest	$109	$105
Income taxes	$28,829	$6,930

Non cash investing and financing activities:
Property addition and capital leases	$25	$—

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

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill® , Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

The Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corp., which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2007.

2.	Recent Accounting Pronouncements

In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“Position No. AUG AIR-1”). Position No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities.

The provisions of Position No. AUG AIR-1 are effective for fiscal years beginning after December 15, 2006. The adoption of AUG AIR-1 by the Company effective September 1, 2007 had no impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“Statement 141R”), which replaces Statement No. 141. Statement 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. Statement 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Statement 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of Statement 141R on the Company’s consolidated financial position, results of operations and cash flows.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51” (“Statement 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. Statement 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. Statement 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of Statement 160 on the Company’s consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement classification, accounting for interest and penalties and accounting in interim periods and disclosure. The Company adopted FIN No. 48 effective September 1, 2007, with no cumulative effect adjustment required, and the adoption has no effect on the Company’s financial position, results of operations and cash flows.

The Company’s results of operations are included in the consolidated Federal tax return of the Parent and separately in various state jurisdictions. The Company is open to examination for tax years 2002 through 2006. There is currently one state tax audit in process and there are no unsettled income tax assessments outstanding.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of interest expense, net and other, net, respectively. No amounts of such expenses are currently accrued.

3.	Reclassification

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform with the presentation in the current year.

4.	Inventories

As of November 30, 2007 and August 31, 2007, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $79,811,000 and $63,209,000, respectively. The November 30, 2007 LIFO calculation was computed using quantities and prices which are not necessarily indicative of the actual quantities and prices which will exist at fiscal year-end. Due to anticipated fluctuations in inventory levels and the many factors which enter into the LIFO calculation which are beyond management’s control, it is the policy of the Company to record the LIFO inventory adjustment only at fiscal year-end.

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

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $350,000,000 Senior Unsecured Note Indenture due August 15, 2012. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	November 30, 2007				August 31, 2007
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$93,931	$10,585	$—	$104,516	$123,858	$11,583	$—	$135,441
Marketable securities	61,100	—	—	61,100	75,854	—	—	75,854
Accounts receivable, net	54,120	31,710	—	85,830	49,577	30,126	—	79,703
Inventories	115,553	29,077	—	144,630	139,382	26,642	—	166,024
Prepaid expenses and other assets	44,400	5,444	—	49,844	12,660	4,297	—	16,957
Intercompany	144,991	16,775	(161,766)	—	135,343	17,374	(152,717)	—

Total current assets	514,095	93,591	(161,766)	445,920	536,674	90,022	(152,717)	473,979
Property, plant and equipment, net	149,423	76,099	—	225,522	141,955	75,882	—	217,837
Investment in affiliated company	4,196	—	—	4,196	3,510	—	—	3,510
Deferred financing costs, net	5,440	—	—	5,440	5,635	—	—	5,635
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	2,071	—	2,071	—	2,191	—	2,191
Deferred turnaround costs & other assets	11,376	1,293	(1,171)	11,498	9,079	1,344	(1,171)	9,252
Deferred income taxes	12,672	(4,408)	—	8,264	13,063	(5,750)	—	7,313

	$697,202	$180,495	$(162,937)	$714,760	$709,916	$175,538	$(153,888)	$731,566

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,010	$850	$—	$1,860	$1,003	$805	$—	$1,808
Accounts payable	38,208	14,368	—	52,576	54,421	15,385	—	69,806
Accrued liabilities	19,478	5,333	—	24,811	10,474	5,169	—	15,643
Income taxes payable	19,451	(1,379)	—	18,072	38,215	(1,701)	—	36,514
Sales, use and fuel taxes payable	15,251	3,719	—	18,970	16,736	3,989	—	20,725
Deferred income taxes	7,870	(652)	—	7,218	9,041	(1,823)	—	7,218
Amounts due to affiliated companies, net	2,258	(132)	—	2,126	1,107	1,070	—	2,177
Intercompany	—	161,766	(161,766)	—	—	152,717	(152,717)	—

Total current liabilities	103,526	183,873	(161,766)	125,633	130,997	175,611	(152,717)	153,891
Long term debt: less current installments	353,173	3,666	—	356,839	353,407	3,737	—	357,144
Deferred gain on settlement of pension plan obligations	216	—	—	216	270	—	—	270
Deferred retirement benefits	76,381	(663)	—	75,718	77,298	7	—	77,305
Other noncurrent liabilities	—	31	—	31	—	46	—	46

Total liabilities	533,296	186,907	(161,766)	558,437	561,972	179,401	(152,717)	588,656

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	12,533	10,651	(1,153)	22,031	12,533	10,651	(1,153)	22,031
Retained earnings	172,198	(17,230)	—	154,968	156,236	(14,681)	—	141,555
Accumulated other comprehensive loss	(20,825)	149	—	(20,676)	(20,825)	149	—	(20,676)

Total stockholder’s equity	163,906	(6,412)	(1,171)	156,323	147,944	(3,863)	(1,171)	142,910

	$697,202	$180,495	$(162,937)	$714,760	$709,916	$175,538	$(153,888)	$731,566

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended November 30, 2007				Three Months Ended November 30, 2006
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$528,579	$339,114	$(174,125)	$693,568	$426,860	$268,923	$(111,187)	$584,596
Costs of goods sold	488,171	310,977	(174,125)	625,023	419,494	238,470	(111,187)	546,777

Gross profit	40,408	28,137	—	68,545	7,366	30,453	—	37,819

Expenses:
Selling, general and administrative expenses	6,127	29,304	—	35,431	5,677	29,165	—	34,842
Depreciation and amortization expenses	2,632	1,407	—	4,039	2,291	1,206	—	3,497

Total operating expenses	8,759	30,711	—	39,470	7,968	30,371	—	38,339

Operating income (loss)	31,649	(2,574)	—	29,075	(602)	82	—	(520)

Other income (expense):
Interest expense, net	(4,917)	(1,764)	—	(6,681)	(2,454)	(2,701)	—	(5,155)
Other, net	(626)	280	—	(346)	(446)	219	—	(227)
Equity in net earnings of affiliate	686	—	—	686	495	—	—	495

	(4,857)	(1,484)	—	(6,341)	(2,405)	(2,482)	—	(4,887)

Income (loss) before income tax expense (benefit)	26,792	(4,058)	—	22,734	(3,007)	(2,400)	—	(5,407)
Income tax expense (benefit)	10,830	(1,509)	—	9,321	(1,475)	(742)	—	(2,217)

Net income (loss)	$15,962	$(2,549)	$—	$13,413	$(1,532)	$(1,658)	$—	$(3,190)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended November 30, 2007				Three Months Ended November 30, 2006
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(31,114)	$543	$—	$(30,571)	$4,680	$2,373	$—	$7,053

Cash flows from investing activities:
Additions to property, plant and equipment	(10,075)	(1,505)	—	(11,580)	(4,680)	(1,753)	—	(6,433)
Proceeds from asset dispositions	—	—	—	—	—	7	—	7
Additions to deferred turnaround costs	(3,326)	(10)	—	(3,336)	1	(56)	—	(55)

Net cash used in investing activities	(13,401)	(1,515)	—	(14,916)	(4,679)	(1,802)	—	(6,481)

Cash flows from financing activities:
Proceeds from sale of investment securities	14,754	—	—	14,754	—	—	—	—
Proceeds from issuance of long-term debt	—	178	—	178	—	461	—	461
Principal reductions of long-term debt	(58)	(204)	—	(262)	(55)	(151)	—	(206)
Deferred financing costs	(108)	—	—	(108)	—	—	—	—

Net cash provided by (used in) financing activities	14,588	(26)	—	14,562	(55)	310	—	255

Net (decrease) increase in cash and cash equivalents	(29,927)	(998)	—	(30,925)	(54)	881	—	827
Cash and cash equivalents, beginning of year	123,858	11,583	—	135,441	52,375	6,822	—	59,197

Cash and cash equivalents, end of period	$93,931	$10,585	$—	$104,516	$52,321	$7,703	$—	$60,024

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Segments of Business

Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended November 30,
	2007	2006
Net Sales
Retail	$338,040	$267,654
Wholesale	355,528	316,942

	$693,568	$584,596

Intersegment Sales
Wholesale	$173,051	$109,918

Operating Income
Retail	$(2,660)	$1,078
Wholesale	31,735	(1,598)

	$29,075	$(520)

Depreciation and Amortization
Retail	$1,309	$1,156
Wholesale	2,730	2,341

	$4,039	$3,497

	November 30, 2007	August 31, 2007
Total Assets
Retail	$150,526	$158,164
Wholesale	564,234	573,402

	$714,760	$731,566

Capital Expenditures (including non-cash)
Retail	$1,454	$7,783
Wholesale	10,151	35,831

	$11,605	$43,614

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Employee Benefit Plans

For the periods ended November 30, 2007 and November 30, 2006, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended November 30,		Three Months Ended November 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$615	$657	$632	$565
Interest cost on benefit obligation	1,049	1,053	1,027	848
Expected return on plan assets	(1,107)	(1,066)	—	—
Amortization of transition obligation	35	35	149	149
Amortization and deferral of net loss	81	186	316	250

Net periodic benefit cost	$673	$865	$2,124	$1,812

As of November 30, 2007, $3,600,000 of contributions have been made to the Company pension plans for the fiscal year ended August 31, 2008.

8.	Derivative Financial Instruments

At November 30, 2007, the Company has net open future positions of 1,200,000 barrels of crude oil, which were purchased at a cost of $3,016,150 during the quarter ended November 30, 2007. The Company recorded realized and unrealized losses of $502,000 and $2,198,000, respectively, on these net future positions for the quarter ending November 30, 2007 which is recorded in cost of sales.

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

Recent Developments

The Company continues to be impacted by the volatility of the petroleum market in fiscal year 2008. Crude prices have increased to record highs during the first quarter of fiscal year 2008. The average NYMEX crude price for the second quarter based on values published on January 4, 2008 was $94.76/bbl, $15.54/bbl or 19.6% above the average price for the first fiscal quarter of 2008.

Industry-wide margins on gasoline and distillate products, as indicated by the difference between the prices of crude oil contracts traded on the NYMEX and the prices of NYMEX gasoline and heating oil contracts, commonly referred to as the “3/2/1 crackspread”, have also been affected during the second quarter of fiscal year 2008. Margins for the second quarter of fiscal year 2008 as calculated on January 4, 2008, averaged $9.53 as compared to $8.49 for the first fiscal quarter of 2008, a $1.04 or 12.2% increase.

The Company conducted a scheduled maintenance turnaround. The turnaround began on October 15, 2007 and was completed on November 7, 2007. During this turnaround the Company completed the work required to produce 30 ppm low sulfur gasoline as required under the Federal Clean Air Act. The refinery is currently producing gasoline that meets this requirement.

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill® , Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

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

Retail Operations:

	Three Months Ended November 30,
	2007	2006
	(dollars in thousands)
Net Sales
Petroleum	$284,128	$216,945
Merchandise and other	53,912	50,709

Total Net Sales	338,040	267,654
Costs of Goods Sold	310,239	236,386

Gross Profit	27,801	31,268
Operating Expenses	30,461	30,190

Segment Operating Income	$(2,660)	$1,078

Petroleum Sales (thousands of gallons)	94,889	89,010

Gross Profit
Petroleum (a)	$13,396	$17,602
Merchandise and other	14,405	13,666

	$27,801	$31,268

Petroleum margin ($/gallon) (b)	.1412	.1978
Merchandise margin (percent of sales)	26.7%	26.9%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended November 30, 2007 and November 30, 2006

Net Sales

Retail sales increased during the fiscal quarter ended November 30, 2007 by $70.4 million or 26.3% from $267.6 million to $338.0 million over the comparable period in fiscal 2007. The retail sales increase resulted from a $67.2 million increase in petroleum sales and a $3.2 million increase in merchandise sales. The petroleum sales increase resulted from a 22.9% increase in retail selling prices per gallon, and a 6.9 million gallon or 6.6% increase in retail petroleum volume. Merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended November 30, 2007 by $73.8 million or 31.2% for the comparable period in fiscal 2007 from $236.4 million to $310.2 million. The increase of $73.8 million is due to the following increases: petroleum purchases of $67.4 million due to an increase in prices and volume, fuel taxes of $3.9 million and merchandise costs of $2.5 million.

Gross Profit

Retail gross profit decreased during the fiscal quarter ended November 30, 2007 by $3.5 million or 11.1% over the comparable period in fiscal 2007. The Company’s petroleum margins decreased by $4.2 million, due to higher product costs, offset by a merchandise margin increase of $.7 million.

Operating Expenses

Retail operating expenses increased during the fiscal quarter ended November 30, 2007 by $.3 million or .9% over the comparable period in fiscal 2007, which is relatively consistent from quarter to quarter.

Wholesale Operations:

	Three Months Ended November 30,
	2007	2006
	(dollars in thousands)
Net Sales (a)	$355,528	$316,942
Costs of Goods Sold	314,784	310,391

Gross Profit	40,744	6,551

Operating Expenses	9,009	8,149

Segment Operating Income (Loss)	31,735	(1,598)

Crude throughput (thousand barrels per day)	57.8	67.3

Refinery Product Yield

(thousands of barrels)

	Three Months Ended November 30,
	2007	2006
Gasoline and gasoline blendstock	2,120	2,770
Distillates	1,279	1,588
Asphalt	1,686	1,720
Butane, propane, residual products, internally produced fuel and other	579	525

Total Product Yield	5,664	6,603

% Heavy Crude Oil of Total Refinery Throughput (b)	63%	55%

Product Sales

(dollars in thousands) (a)

	Three Months Ended November 30,
	2007	2006
Gasoline and gasoline blendstock	$136,154	$115,360
Distillates	113,211	102,757
Asphalt	99,187	93,743
Other	6,976	5,082

	$355,528	$316,942

Product Sales

(thousand of barrels) (a)

	Three Months Ended November 30,
	2007	2006
Gasoline and gasoline blendstock	1,434	1,699
Distillates	1,076	1,337
Asphalt	2,413	1,816
Other	135	139

	5,058	4,991

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended November 30, 2007 and November 30, 2006

Net Sales

Wholesale sales increased during the three months ended November 30, 2007 by $38.6 million or 12.2% over the comparable period in fiscal 2007 from $316.9 million to $355.5 million. The wholesale sales increase was due to a 10.7% increase in wholesale prices and a 1.3% increase in wholesale volume.

Costs of Goods Sold

Wholesale costs of goods sold increased during the three months ended November 30, 2007 by $4.4 million or 1.4% over the comparable period in fiscal 2007 from $310.4 million to $314.8 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in refinery expenses and losses on the Company’s hedging program of $2.7 million.

Gross Profit

Wholesale gross profit increased $34.2 million from $6.5 million for the fiscal quarter ended November 30, 2006 to $40.7 million for the fiscal quarter ended November 30, 2007. The increase was due to increases in sales volume and selling prices.

Operating Expenses

Operating expenses increased during the three months ended November 30, 2007 by $.9 million over such expenses for the comparable period in fiscal 2007. This increase was primarily due to an increase in legal / professional services and depreciation expenses.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended November 30, 2007 increased $1.5 million or 29.6% to $6.7 million from $5.2 million for the comparable period in fiscal 2007, primarily due to increased debt offset by increased interest income.

Income Tax Expense / (Benefit)

The Company’s effective tax rate remained consistent at approximately 41% for the three months ended November 30, 2007 and November 30, 2006.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

	November 30, 2007	August 31, 2007
Cash and cash equivalents	$104,516	$135,441
Working capital	$320,287	$320,088
Current ratio	3.5	3.1
Debt	$358,699	$358,952

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During the three months ended November 30, 2007, significant uses of cash are summarized in the following table:

Three Months Ended November 30, 2007
(dollars in millions)
Significant uses of cash
Cash used in investing activities
Property, plant and equipment	$(11.6)
Refinery turnaround costs	(3.3)

Total	$(14.9)

Cash provided by financing activities
Proceeds from sale of investment securities	$14.8
Other	(0.2)

Total	$14.6

Working capital items
Prepaid expense increase	$(32.9)
Income taxes payable decrease	(18.4)
Accounts payable decrease	(17.2)
Accounts receivable increase	(6.1)
Other	(1.9)
Decrease in inventory due to decrease in volumes	21.4
Accrued liabilities increase	9.2

Total	$(45.9)

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $6.0 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in these maintenance and non-discretionary capital expenditures during fiscal year 2008.

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

We had outstanding letters of credit of $432,000 as of November 30, 2007. As of November 30, 2007, there were no outstanding borrowings under the Revolving Credit Facility resulting in net availability of $99,568,000.

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

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. The Company had open future positions of 1,200,000 barrels of crude all on November 30, 2007. For the three months ended November 30, 2007, the Company realized losses of $502,000 and has unrealized losses of $2,198,000.

See also Recent Developments section of Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Based on an evaluation by management of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal quarter ended November 30, 2007, (the “Evaluation Date”) the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

(b)	There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2007 should be considered. In addition, the factors discussed herein should be considered. Other than the factors listed below, there have been no material changes to the factors previously disclosed in our Form 10-K.

Certain of our executive officers may allocate a portion of their time to the business of our affiliate, United Refining Energy Corp., thereby causing potential conflicts of interest in their determination of how much time to devote to our affairs.

Certain of our executive officers are also executive officers of our affiliate, United Refining Energy Corp., a blank check company with a particular focus on target businesses in the energy industry and specifically businesses or assets involved in the refining of petroleum products. United Refining Energy Corp. consummated its initial public offering on December 11, 2007 and is in the process of evaluating appropriate acquisition targets, which requires certain of our executive officers to allocate a portion of their time to such business. If such executive officers become required to devote substantial amounts of time to the business of United Refining Energy Corp., it could limit their ability to devote time to our affairs. We cannot assure you that these conflicts will be resolved in our favor.

We have entered into a right of first refusal and corporate opportunities agreement with United Refining Energy Corp. pursuant to which we granted to United Refining Energy Corp. a right of first refusal with respect to certain investment or acquisition opportunities, thereby possibly impairing our ability to pursue valuable opportunities and raising the potential for conflicts of interest in determining whether a particular opportunity first must be presented to United Refining Energy Corp.

Commencing on December 11, 2007 and expiring on the earlier of the date on which United Refining Energy Corp. consummates its initial business combination or dissolves and liquidates pursuant to its Amended and Restated Certificate of Incorporation, we have agreed to share business opportunities with United Refining Energy Corp. as follows:

•

We will have the first opportunity to consider any business opportunities with respect to transactions primarily involving the purchase of retail operations or the sale or lease of real estate in connection therewith.

•

United Refining Energy Corp. will have the first opportunity to consider any business opportunity, meeting its initial business combination thresholds in any industry or business except with respect to transactions primarily involving the purchase of retail operations or the sale or lease of real estate in connection therewith.

Such agreement may limit our ability to pursue valuable business opportunities and it may create conflicts of interest as our executive officers determine whether particular opportunities must first be offered to United Refining Energy Corp. We cannot assure you that these conflicts will be resolved in our favor.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2008

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2008

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2008

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2008

KIANTONE PIPELINE COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2008

UNITED JET CENTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2008

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2008

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2008

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2008

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2008

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2008

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2008

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2008

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President – Finance