Form 10-Q
period 2008-02-29
UNITED REFINING CO; VULCAN ASPHALT REFINING CORP; BELL OIL CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; KWIK FILL CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KIANTONE PIPELINE CORP; PPC INC; COUNTRY FAIR INC
filed 2008-04-14
CIK 101462, 1045546, 1045543, 1045547, 1045541, 1040270, 1045539, 830253, 1045544, 1171162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of April 14, 2008, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	February 29, 2008 (Unaudited)	August 31, 2007
Assets
Current:
Cash and cash equivalents	$76,955	$135,441
Marketable securities	18,500	75,854
Accounts receivable, net	80,050	79,703
Inventories	158,521	166,024
Prepaid expenses and other assets	40,530	16,957

Total current assets	374,556	473,979
Property, plant and equipment, net	232,689	217,837
Investment in affiliated company	4,404	3,510
Deferred financing costs, net	5,152	5,635
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,952	2,191
Deferred turnaround costs and other assets, net	15,642	9,252
Deferred income taxes	7,699	7,313

	$653,943	$731,566

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$2,052	$1,808
Accounts payable	60,810	69,806
Accrued liabilities	13,009	15,643
Income tax payable	—	36,514
Sales, use and fuel taxes payable	17,684	20,725
Deferred income taxes	7,218	7,218
Amounts due to affiliated companies, net	7,189	2,177

Total current liabilities	107,962	153,891
Long term debt: less current installments	356,558	357,144
Deferred gain on settlement of pension plan obligations	162	270
Deferred retirement benefits	77,965	77,305
Other noncurrent liabilities	24	46

Total liabilities	542,671	588,656

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	22,031	22,031
Retained earnings	109,917	141,555
Accumulated other comprehensive loss	(20,676)	(20,676)

Total stockholder’s equity	111,272	142,910

	$653,943	$731,566

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Net sales	$663,718	$492,781	$1,357,286	$1,077,377
Costs of goods sold	632,795	451,348	1,257,818	998,125

Gross profit	30,923	41,433	99,468	79,252

Expenses:
Selling, general and administrative expenses	35,298	33,239	70,729	68,081
Depreciation and amortization expenses	4,041	3,480	8,080	6,977

Total operating expenses	39,339	36,719	78,809	75,058

Operating income (loss)	(8,416)	4,714	20,659	4,194

Other income (expense):
Interest expense, net	(7,550)	(5,951)	(14,231)	(11,106)
Other, net	(749)	(255)	(1,095)	(482)
Equity in net earnings of affiliate	208	340	894	835

	(8,091)	(5,866)	(14,432)	(10,753)

Income (loss) before income tax expense (benefit)	(16,507)	(1,152)	6,227	(6,559)
Income tax expense (benefit)	(6,768)	(473)	2,553	(2,690)

Net income (loss)	$(9,739)	$(679)	$3,674	$(3,869)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Six Months Ended
	February 29, 2008	February 28, 2007
Cash flows from operating activities:
Net income (loss)	$3,674	$(3,869)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,405	8,823
Equity in net earnings of affiliate	(894)	(835)
Deferred income taxes	(386)	(819)
Loss on asset dispositions	783	—
Cash used in working capital items	(62,590)	(42,338)
Other net	(3)	(1)
Change in operating assets and liabilities:
Deferred retirement benefits	660	4,450
Other assets	16	(33)
Other noncurrent liabilities	(22)	(240)

Total adjustments	(52,031)	(30,993)

Net cash used in operating activities	(48,357)	(34,862)

Cash flows from investing activities:
Additions to property, plant and equipment	(22,974)	(17,033)
Additions to deferred turnaround costs	(8,634)	(416)

Net cash used in investing activities	(31,608)	(17,449)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	17,000
Proceeds from sale of investment securities	57,354	—
Proceeds from issuance of long term debt	178	1,644
Dividends to stockholder	(35,312)	(9,090)
Principal reductions of long term debt	(633)	(435)
Deferred financing costs	(108)	—

Net cash provided by financing activities	21,479	9,119

Net decrease in cash and cash equivalents	(58,486)	(43,192)
Cash and cash equivalents, beginning of year	135,441	59,197

Cash and cash equivalents, end of period	$76,955	$16,005

Cash used in working capital items:
Accounts receivable, net	$(347)	$20,587
Inventories	7,503	(574)
Prepaid expenses and other assets	(23,573)	(12,009)
Accounts payable	(8,996)	(24,016)
Accrued liabilities	(2,634)	(4,862)
Income taxes payable	(36,514)	(16,947)
Sales, use and fuel taxes payable	(3,041)	(4,593)
Amounts due from affiliated companies, net	5,012	76

Total change	$(62,590)	$(42,338)

Cash paid during the period for:
Interest	$18,649	$12,040
Income taxes	$42,059	$15,078

Non-cash investing activities:
Property additions & capital leases	$500	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2007.

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

As of February 29, 2008 and August 31, 2007, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $94,796,000 and $63,209,000, respectively. The February 29, 2008 LIFO calculation was computed using quantities and prices which are not necessarily indicative of the actual quantities and prices which will exist at fiscal year-end. Due to anticipated fluctuations in inventory levels and the many factors which enter into the LIFO calculation which are beyond management’s control, it is the policy of the Company to record the LIFO inventory adjustment only at fiscal year-end.

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

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $350,000,000 Senior Unsecured Note Indenture due August 15, 2012. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	February 29, 2008				August 31, 2007
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$64,399	$12,556	$—	$76,955	$123,858	$11,583	$—	$135,441
Marketable securities	18,500	—	—	18,500	75,854	—	—	75,854
Accounts receivable, net	47,700	32,350	—	80,050	49,577	30,126	—	79,703
Inventories	128,545	29,976	—	158,521	139,382	26,642	—	166,024
Prepaid expenses and other assets	32,437	8,093	—	40,530	12,660	4,297	—	16,957
Intercompany	149,511	16,706	(166,217)	—	135,343	17,374	(152,717)	—

Total current assets	441,092	99,681	(166,217)	374,556	536,674	90,022	(152,717)	473,979
Property, plant and equipment, net	156,060	76,629	—	232,689	141,955	75,882	—	217,837
Investment in affiliated company	4,404	—	—	4,404	3,510	—	—	3,510
Deferred financing costs, net	5,152	—	—	5,152	5,635	—	—	5,635
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,952	—	1,952	—	2,191	—	2,191
Deferred turnaround costs & other assets	15,554	1,259	(1,171)	15,642	9,079	1,344	(1,171)	9,252
Deferred income taxes	12,034	(4,335)	—	7,699	13,063	(5,750)	—	7,313

	$634,296	$187,035	$(167,388)	$653,943	$709,916	$175,538	$(153,888)	$731,566

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,199	$853	$—	$2,052	$1,003	$805	$—	$1,808
Accounts payable	43,672	17,138	—	60,810	54,421	15,385	—	69,806
Accrued liabilities	8,195	4,814	—	13,009	10,474	5,169	—	15,643
Income taxes payable	—	—	—	—	38,215	(1,701)	—	36,514
Sales, use and fuel taxes payable	14,282	3,402	—	17,684	16,736	3,989	—	20,725
Deferred income taxes	7,870	(652)	—	7,218	9,041	(1,823)	—	7,218
Amounts due to affiliated companies, net	6,968	221	—	7,189	1,107	1,070	—	2,177
Intercompany	—	166,217	(166,217)	—	—	152,717	(152,717)	—

Total current liabilities	82,186	191,993	(166,217)	107,962	130,997	175,611	(152,717)	153,891
Long term debt: less current installments	353,106	3,452	—	356,558	353,407	3,737	—	357,144
Deferred gain on settlement of pension plan obligations	162	—	—	162	270	—	—	270
Deferred retirement benefits	78,587	(622)	—	77,965	77,298	7	—	77,305
Other noncurrent liabilities	—	24	—	24	—	46	—	46

Total liabilities	514,041	194,847	(166,217)	542,671	561,972	179,401	(152,717)	588,656

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	12,533	10,651	(1,153)	22,031	12,533	10,651	(1,153)	22,031
Retained earnings	128,547	(18,630)	—	109,917	156,236	(14,681)	—	141,555
Accumulated other comprehensive loss	(20,825)	149	—	(20,676)	(20,825)	149	—	(20,676)

Total stockholder’s equity	120,255	(7,812)	(1,171)	111,272	147,944	(3,863)	(1,171)	142,910

	$634,296	$187,035	$(167,388)	$653,943	$709,916	$175,538	$(153,888)	$731,566

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended February 29, 2008				Three Months Ended February 28, 2007
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$501,562	$337,769	$(175,613)	$663,718	$349,770	$255,425	$(112,414)	$492,781
Costs of goods sold	500,952	307,456	(175,613)	632,795	334,465	229,297	(112,414)	451,348

Gross profit	610	30,313	—	30,923	15,305	26,128	—	41,433

Expenses:
Selling, general and administrative expenses	5,232	30,066	—	35,298	5,677	27,562	—	33,239
Depreciation and amortization expenses	2,631	1,410	—	4,041	2,291	1,189	—	3,480

Total operating expenses	7,863	31,476	—	39,339	7,968	28,751	—	36,719

Operating income (loss)	(7,253)	(1,163)	—	(8,416)	7,337	(2,623)	—	4,714

Other income (expense):
Interest expense, net	(6,160)	(1,390)	—	(7,550)	(3,124)	(2,827)	—	(5,951)
Other, net	(1,050)	301	—	(749)	(599)	344	—	(255)
Equity in net earnings (loss) affiliate	208	—	—	208	340	—	—	340

	(7,002)	(1,089)	—	(8,091)	(3,383)	(2,483)	—	(5,866)

Income (loss) before income tax expense (benefit)	(14,255)	(2,252)	—	(16,507)	3,954	(5,106)	—	(1,152)
Income tax expense (benefit)	(5,916)	(852)	—	(6,768)	1,863	(2,336)	—	(473)

Net income (loss)	$(8,339)	$(1,400)	$—	$(9,739)	$2,091	$(2,770)	$—	$(679)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Six Months Ended February 29, 2008				Six Months Ended February 28, 2007
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$1,030,141	$676,883	$(349,738)	$1,357,286	$776,630	$524,348	$(223,601)	$1,077,377
Costs of goods sold	989,123	618,433	(349,738)	1,257,818	753,959	467,767	(223,601)	998,125

Gross profit	41,018	58,450	—	99,468	22,671	56,581	—	79,252

Expenses:
Selling, general and administrative expenses	11,359	59,370	—	70,729	11,354	56,727	—	68,081
Depreciation and amortization expenses	5,263	2,817	—	8,080	4,582	2,395	—	6,977

Total operating expenses	16,622	62,187	—	78,809	15,936	59,122	—	75,058

Operating income (loss)	24,396	(3,737)	—	20,659	6,735	(2,541)	—	4,194

Other income (expense):
Interest expense, net	(11,077)	(3,154)	—	(14,231)	(5,578)	(5,528)	—	(11,106)
Other, net	(1,676)	581	—	(1,095)	(1,045)	563	—	(482)
Equity in net earnings (loss) affiliate	894	—	—	894	835	—	—	835

	(11,859)	(2,573)	—	(14,432)	(5,788)	(4,965)	—	(10,753)

Income (loss) before income tax expense (benefit)	12,537	(6,310)	—	6,227	947	(7,506)	—	(6,559)
Income tax expense (benefit)	4,914	(2,361)	—	2,553	388	(3,078)	—	(2,690)

Net income (loss)	$7,623	$(3,949)	$—	$3,674	$559	$(4,428)	$—	$(3,869)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended February 29, 2008				Six Months Ended February 28, 2007
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(53,649)	$5,292	$—	$(48,357)	$(40,712)	$5,850	$—	$(34,862)

Cash flows from investing activities:
Additions to property, plant and equipment	(18,930)	(4,044)	—	(22,974)	(11,612)	(5,421)	—	(17,033)
Additions to deferred turnaround costs	(8,596)	(38)	—	(8,634)	(325)	(91)	—	(416)

Net cash used in investing activities	(27,526)	(4,082)	—	(31,608)	(11,937)	(5,512)	—	(17,449)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	—	—	17,000	—	—	17,000
Proceeds from sales of investment securities	57,354	—	—	57,354	—	—	—	—
Proceeds from issuance of long-term debt	—	178	—	178	399	1,245	—	1,644
Dividends to stockholder	(35,312)	—	—	(35,312)	(9,090)	—	—	(9,090)
Principal reductions of long-term debt	(218)	(415)	—	(633)	(103)	(332)	—	(435)
Deferred financing costs	(108)	—	—	(108)	—	—	—	—

Net cash provided by (used in) financing activities	21,716	(237)	—	21,479	8,206	913	—	9,119

Net (decrease) increase in cash and cash equivalents	(59,459)	973	—	(58,486)	(44,443)	1,251	—	(43,192)
Cash and cash equivalents, beginning of year	123,858	11,583	—	135,441	52,375	6,822	—	59,197

Cash and cash equivalents, end of period	$64,399	$12,556	$—	$76,955	$7,932	$8,073	$—	$16,005

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Segments of Business

Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net Sales
Retail	$336,628	$254,173	$674,668	$521,827
Wholesale	327,090	238,608	682,618	555,550

	$663,718	$492,781	$1,357,286	$1,077,377

Intersegment Sales
Wholesale	$174,472	$111,162	$347,523	$221,080

Operating Income (loss)
Retail	$(1,712)	$(2,622)	$(4,372)	$(1,544)
Wholesale	(6,704)	7,336	25,031	5,738

	$(8,416)	$4,714	$20,659	$4,194

Depreciation and Amortization
Retail	$1,310	$1,138	$2,619	$2,294
Wholesale	2,731	2,342	5,461	4,683

	$4,041	$3,480	$8,080	$6,977

	February 29, 2008	August 31, 2007
Total Assets
Retail	$156,613	$158,164
Wholesale	497,330	573,402

	$653,943	$731,566

Capital Expenditures (including non-cash)
Retail	$3,883	$7,783
Wholesale	19,591	35,831

	$23,474	$43,614

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Employee Benefit Plans

For the periods ended February 29, 2008 and February 28, 2007, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
	(in thousands)
Service cost	$1,330	$1,034	$1,312	$1,131
Interest cost on benefit obligation	2,293	1,574	2,131	1,696
Expected return on plan assets	(2,413)	(1,589)	—	—
Amortization of transition obligation	35	35	298	298
Amortization and deferral of net loss	102	243	507	499

Net periodic benefit cost	$1,347	$1,297	$4,248	$3,624

As of February 29, 2008, $3,600,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2008.

8.	Derivative Financial Instruments

At February 29, 2008, the Company had no open future positions of crude oil. The Company recorded realized losses of $3,518,000 on these future positions for the six months ending February 29, 2008 which is recorded in cost of sales.

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

Recent Developments

The Company continues to be impacted by the volatility of the petroleum market in fiscal year 2008. Crude prices have increased to record highs during the third quarter of fiscal year 2008. A NYMEX record high closing of $110.87 per barrel was reached on April 9, 2008.

The Company experienced a fire at a light gas oil pump on March 19, 2008 which temporarily resulted in suspending operation of the crude and other related units. There were no injuries and repairs were completed within three days. The total cost of the repairs is not considered to be material. The Company will also be conducting a brief maintenance shutdown in April to complete normal maintenance items and to perform the annual regeneration of Reformer Unit catalyst as well as replacing the catalyst in the Distillate Hydrotreater unit. The maintenance shutdown is scheduled to last approximately 14 days. There will also be a five-day shutdown of the FCC unit in late May to perform required maintenance work.

The Company continues to evaluate its financing options relating to the Coker project, there has been no change in its status.

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

Retail Operations:

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
	(dollars in thousands)
Net Sales
Petroleum	$286,715	$206,909	$570,842	$423,854
Merchandise and other	49,913	47,264	103,826	97,973

Total Net Sales	$336,628	$254,173	$674,668	$521,827
Costs of Goods Sold	$307,099	$228,230	$617,338	$464,616

Gross Profit	$29,529	$25,943	$57,330	$57,211
Operating Expenses	$31,241	$28,565	$61,702	$58,755

Segment Operating Income/(Loss)	$(1,712)	$(2,622)	$(4,372)	$(1,544)

Petroleum Sales (thousands of gallons)	89,547	87,164	184,436	176,174

Gross Profit
Petroleum (a)	$16,302	$13,134	$29,698	$30,737
Merchandise and other	13,227	12,809	27,632	26,474

	$29,529	$25,943	$57,330	$57,211

Petroleum margin ($/gallon) (b)	.1820	.1507	.1610	.1745
Merchandise margin (percent of sales)	26.5%	27.1%	26.6%	27.0%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended February 29, 2008 and February 28, 2007

Net Sales

Retail sales increased during the fiscal quarter ended February 29, 2008 by $82.4 million or 32.4% from $254.2 million to $336.6 million for the comparable period in fiscal 2007. The $82.4 million is due to the following increases: $79.8 million in petroleum sales and $2.6 million in merchandise sales. The petroleum sales increase resulted from a 34.9% increase in retail selling prices per gallon, and a 2.4 million gallon or 2.7% increase in retail petroleum volume. Merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended February 29, 2008 by $78.9 million or 34.6% for the comparable period in fiscal 2007 from $228.2 million to $307.1 million. The $78.9 million is due primarily to the following increases: petroleum purchases of $74.0 million due to an increase in prices and volume, fuel tax of $2.7 million, freight cost of $.4 million and merchandise cost of $2.2 million.

Gross Profit

Retail gross profit increased during the fiscal quarter ended February 29, 2008 by $3.6 million or 13.8% for the comparable period in fiscal 2007. The Company increased its petroleum margins by $3.2 million or 24.1% and merchandise margin increased by $.4 million or 3.3%.

Operating Expenses

Retail operating expenses increased during the fiscal quarter ended February 29, 2008 by $2.7 million or 9.4% for the comparable period in fiscal 2007. The increase of $2.7 million is due to the following: payroll and related payroll costs of $.8 million; maintenance/supplies costs of $.3 million, environmental costs of $.1 million, credit/customer service costs of $.9 million, advertising/promotional costs of $.1 million, insurance/utilities/tax cost of $.2 million and other miscellaneous costs of $.3 million.

Comparison of Six Months Ended February 29, 2008 and February 28, 2007

Net Sales

Retail sales increased during the six months ended February 29, 2008 by $152.8 million or 29.3% from $521.8 million to $674.6 million for the comparable period in fiscal 2007. The increase was primarily due to $147.0 million in petroleum sales, and $5.8 million in merchandise sales. The petroleum sales increase resulted from an 8.3 million gallon or 4.7% increase in retail petroleum volume and a 28.6% increase in retail selling prices per gallon. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the six months ended February 29, 2008 by $152.7 million or 32.9% from $464.6 million to $617.3 million for the comparable period in fiscal 2007. The increase of $152.7 million is due to the following: petroleum purchases of $140.5 million due to an increase in volume and prices, fuel taxes of $6.6 million, freight costs of $.4 million, merchandise costs of $4.7 million directly related to the increase in petroleum sales and an inventory adjustment of $.5 million due mainly to an increase in petroleum inventory shrink.

Gross Profit

Retail gross profit increased during the six months ended February 29, 2008 by $.1 million or .2% for the comparable period in fiscal 2007. The Company increased its merchandise margin $1.1 million or 4.4%, offset by a decrease in petroleum margins by $1.0 million or 3.4%.

Operating Expenses

Retail operating expenses increased during the six months ended February 29, 2008 by $2.9 million or 5.0% for the comparable period in fiscal 2007. The increase of $2.9 million is due to the following: credit/customer service costs of $1.3 million, payroll and related payroll costs of $1.2 million, maintenance costs of $.2 million and insurance/utilities/taxes of $.2 million.

Wholesale Operations:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(dollars in thousands)
Net Sales (a)	$327,090	$238,608	$682,618	$555,550
Costs of Goods Sold	325,696	223,118	640,480	533,509

Gross Profit	1,394	15,490	42,138	22,041

Operating Expenses	8,098	8,154	17,107	16,303

Segment Operating Income	(6,704)	7,336	25,031	5,738

Crude throughput (thousand barrels per day)	60.7	66.6	59.3	66.9

Refinery Product Yield

(thousands of barrels)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Gasoline and gasoline blendstock	2,624	2,658	4,744	5,427
Distillates	1,373	1,444	2,652	3,032
Asphalt	1,602	1,730	3,288	3,450
Butane, propane, residual products, internally produced fuel and other (“Other”)	541	660	1,120	1,185

Total Product Yield	6,140	6,492	11,804	13,094

% Heavy Crude Oil of Total Refinery Throughput (b)	58%	58%	60%	57%

Product Sales

(dollars in thousands) (a)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Gasoline and gasoline blendstock	$139,807	$94,567	$275,961	$209,927
Distillates	126,798	86,311	240,009	189,068
Asphalt	45,435	54,675	144,622	148,418
Other	15,050	3,055	22,026	8,137

	$327,090	$238,608	$682,618	$555,550

Product Sales

(thousand of barrels) (a)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Gasoline and gasoline blendstock	1,389	1,395	2,823	3,094
Distillates	1,111	1,173	2,187	2,510
Asphalt	1,493	1,570	3,906	3,386
Other	252	87	387	226

	4,245	4,225	9,303	9,216

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.

(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended February 29, 2008 and February 28, 2007

Net Sales

Wholesale sales increased during the three months ended February 29, 2008 by $88.5 million or 37.1% for the comparable period in fiscal 2007 from $238.6 million to $327.1 million. The wholesale sales increase was due to a 37.1% increase in wholesale prices and a .5% increase in wholesale volume.

Costs of Goods Sold

Wholesale costs of goods sold increased during the three months ended February 29, 2008 by $102.6 million or 46.0% for the comparable period in fiscal 2007 from $223.1 million to $325.7 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in cost of raw materials.

Gross Profit

Wholesale gross profit decreased $14.1 million or 91.0% from $15.5 million for the fiscal quarter ended February 28, 2007 to $1.4 million for fiscal quarter ended February 29, 2008. The decrease was primarily due to declining margins.

Operating Expenses

Operating expenses decreased during the three months ended February 29, 2008 by $.1 million or .7% under the comparable period in fiscal 2007.

Comparison of Six Months Ended February 29, 2008 and February 28, 2007

Net Sales

Wholesale sales increased during the six months ended February 29, 2008 by $127.1 million or 22.9% from $555.5 million to $682.6 million for the comparable period in fiscal 2007. The wholesale sales increase was due to a 22.9% increase in wholesale prices and a 1.0% increase in wholesale volume.

Costs of Goods Sold

Wholesale costs of goods sold increased during the six months ended February 29, 2008 by $107.0 million or 20.1% from $533.5 million to $640.5 million for the comparable period in fiscal 2007. The increase in wholesale costs of goods sold was primarily due to an increase in raw and finished material costs and losses in the Company’s hedging program.

Gross Profit

Wholesale gross profit increased during the six months ended February 29, 2008 by $20.1 million or 91.2% from $22.0 million to $42.1 million for the comparable period in fiscal 2007. The increase was primarily due to increases in volume and selling prices.

Operating Expenses

Operating expenses increased during the six months ended February 29, 2008 by $.8 million or 4.9% over the comparable period in fiscal 2007. This was due to increased payroll/pension costs of $.4 million, legal/audit fees of $.2 million and other miscellaneous costs of $.2 million. For 2008 operating expenses were $17.1 million, or 2.5% of net wholesale sales, compared to $16.3 million, or 2.9% of net wholesale sales for six months ended February 28, 2007.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended February 29, 2008 increased $1.6 million or 26.9% to $7.5 million from $5.9 million for the comparable period in fiscal 2007, primarily due to the additional $125 million of senior notes issued February 2007.

Net interest expense (interest expense less interest income) for the six months ended February 29, 2008 increased $3.1 million or 28.1% to $14.2 million from $11.1 million for the comparable period in fiscal 2007, primarily due to the additional $125 million of senior notes issued February 2007.

Income Tax Expense / (Benefit)

The Company’s effective tax rate for the three months and six months ended February 29, 2008 and February 28, 2007 remained relatively constant at approximately 41%.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

	February 29, 2008	August 31, 2007
Cash and cash equivalents	$76,955	$135,441
Working capital	$266,594	$320,088
Current ratio	3.5	3.1
Debt	$358,610	$358,952

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

Six Months Ended February 29, 2008
(dollars in millions)
Significant uses of cash
Cash used in investing activities
Property, plant and equipment	$(23.0)
Refinery turnaround costs	(8.6)

Total	$(31.6)

Cash provided by financing activities
Proceeds from sale of investment securities	$57.4
Dividends to stockholders	(35.3)
Other	(.6)

Total	$21.5

Working capital items
Income taxes payable decrease	$(36.5)
Prepaid expense increase	(23.6)
Accounts payable decrease	(9.0)
Sales, use and fuel taxes payable decrease	(3.0)
Accrued liabilities increase	(2.6)
Accounts receivable increase	(.3)
Decrease in inventory due to decrease in volumes	7.5
Amounts due from affiliated companies, net increase	5.0

Total	$(62.5)

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

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had outstanding letters of credit of $.4 million as of February 29, 2008 and there were no outstanding borrowings under the Revolving Credit Facility resulting in net availability of $99.6 million. The Company’s working capital ratio exceeded 3.5 as of February 29, 2008.

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

The Company uses its revolving credit facility to finance a portion of its operations. As of the date of this Report, $26,000,000 was outstanding under the revolving line of credit. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. During the first six months of fiscal year 2008, the Company had 1,500,000 barrels of crude oil future positions all of which were sold or expired prior to February 29, 2008. The resulting loss on these positions amounted to $3,518,000 which was recorded in cost of sales. The Company had no open future positions at February 29, 2008.

See also Recent Developments section of Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES.

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transaction are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Based on an evaluation by management of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Exchange Act), as of the end of the Company’s fiscal quarter ended February 29, 2008, (the “Evaluation Date”) the Company’s CEO and CFO (its principal executive officer and principal financial officer, respectively) have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized and reported with the timeframe specified by the SEC’s rules and forms.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2008

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2008

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2008

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2008

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2008

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2008

KWIK-FILL CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2008

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2008

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2008

PPC, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2008

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2008

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2008

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2008

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President – Finance