Form 10-Q
period 2008-11-30
UNITED REFINING CO; KWIK FIL INC; PPC INC; SUPER TEST PETROLEUM INC; VULCAN ASPHALT REFINING CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; COUNTRY FAIR INC; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO
filed 2009-01-20
CIK 101462, 1045540, 1045544, 1045545, 1045546, 1045547, 1171162, 830253, 1040270, 1045539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-06198

UNITED REFINING COMPANY (Exact name of registrant as specified in its charter)

Pennsylvania	25-1411751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Bradley Street
Warren, Pennsylvania	16365
(Address of principal executive offices)	(Zip Code)

814-723-1500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Number of shares outstanding of Registrant’s Common Stock as of January 20, 2009: 100.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	November 30, 2008 (Unaudited)	August 31, 2008
Assets
Current:
Cash and cash equivalents	$17,303	$32,447
Accounts receivable, net	80,382	124,022
Refundable income taxes	35,913	35,913
Inventories	54,877	94,708
Prepaid expenses and other assets	56,381	21,304

Total current assets	244,856	308,394
Property, plant and equipment, net	250,697	244,011
Investment in affiliated company	6,423	6,389
Deferred financing costs, net	4,251	4,544
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,593	1,713
Deferred turnaround costs and other assets, net	11,974	13,120
Deferred income taxes	21,637	11,773

Total assets	$553,280	$601,793

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$19,000	$9,000
Current installments of long-term debt	2,402	2,184
Accounts payable	39,972	46,912
Accrued liabilities	25,097	16,377
Sales, use and fuel taxes payable	19,330	21,454
Deferred income taxes	2,891	2,891
Amounts due to affiliated companies, net	3,584	2,591

Total current liabilities	112,276	101,409
Long term debt: less current installments	356,474	356,107
Deferred gain on settlement of pension plan obligations	—	55
Deferred retirement benefits	85,701	86,146
Other noncurrent liabilities	14	18

Total liabilities	554,465	543,735

Commitments and contingencies
Stockholder’s equity / (deficit):
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	24,665	24,665
Accumulated deficit	(3,299)	56,338
Accumulated other comprehensive loss	(22,551)	(22,945)

Total stockholder’s equity / (deficit)	(1,185)	58,058

	$553,280	$601,793

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended
	November 30,
	2008	2007
Net sales	$770,471	$693,568
Costs of goods sold	821,649	625,023

Gross (loss) profit	(51,178)	68,545

Expenses:
Selling, general and administrative expenses	36,234	35,431
Depreciation and amortization expenses	4,119	4,039

Total operating expenses	40,353	39,470

Operating (loss) income	(91,531)	29,075

Other income (expense):
Interest expense, net	(9,379)	(6,681)
Other, net	(209)	(346)
Equity in net earnings of affiliate	34	686

	(9,554)	(6,341)

(Loss) income before income tax (benefit) expense	(101,085)	22,734
Income tax (benefit) expense	(41,448)	9,321

Net (loss) income	$(59,637)	$13,413

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Three Months Ended
	November 30, 2008	November 30, 2007
Cash flows from operating activities:
Net (loss) income	$(59,637)	$13,413
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,845	5,184
Equity in net earnings of affiliate	(34)	(686)
Deferred income taxes	(10,139)	(951)
Gain on asset dispositions	87	—
Cash used in working capital items	49,043	(45,930)
Change in operating assets and liabilities:
Other assets	(501)	(1,587)
Deferred retirement benefits	225	1
Other noncurrent liabilities	(4)	(15)
Other, net	(2)	—

Total adjustments	44,520	(43,984)

Net cash used in operating activities	(15,117)	(30,571)

Cash flows from investing activities:
Additions to property, plant and equipment	(10,005)	(11,580)
Additions to deferred turnaround costs	(33)	(3,336)
Proceeds from asset dispositions	79	—

Net cash used in investing activities	(9,959)	(14,916)

Cash flows from financing activities:
Net borrowings on revolving credit facility	10,000	—
Proceeds from sale of investment securities	—	14,754
Proceeds from issuance of long term debt	318	178
Principal reductions of long term debt	(386)	(262)
Deferred financing costs	—	(108)

Net cash provided by financing activities	9,932	14,562

Net decrease in cash and cash equivalents	(15,144)	(30,925)
Cash and cash equivalents, beginning of year	32,447	135,441

Cash and cash equivalents, end of period	$17,303	$104,516

Cash provided by (used in) working capital items:
Accounts receivable, net	$43,640	$(6,127)
Inventories	39,831	21,394
Prepaid expenses and other assets	(35,077)	(32,887)
Accounts payable	(6,940)	(17,230)
Accrued liabilities	8,720	9,168
Income taxes payable	—	(18,442)
Sales, use and fuel taxes payable	(2,124)	(1,755)
Amounts due from affiliated companies, net	993	(51)

Total change	$49,043	$(45,930)

Cash paid during the period for:
Interest	$508	$109
Income taxes	$—	$28,829

Non-cash investing activities:
Property additions & capital leases	$846	$25

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2008.

2.	Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“Statement 141R”), which replaces Statement 141. Statement 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. Statement 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Statement 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of Statement 141R on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Statement 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Statement 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one year deferral for the implementation of

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement 157 for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The Company adopted Statement 157 for financial assets as of September 1, 2008 and it did not have a significant effect on the Company’s consolidated financial statements. Furthermore, the Company believes that the adoption of Statement 157 for non-financial assets and liabilities will not have a significant effect on the Company's consolidated financial statements.

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

In March 2008, the FASB issued Statement No. 161 “Disclosure about Derivative Instruments and Hedging Activities-an amendment of FASB statements No. 133” ( “Statement 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. Statement 161 is effective for the Company’s fiscal and interim periods beginning after November 15, 2008. The Company does not currently have any derivative instruments and is not involved in any hedging activities.

3.	Inventories

Due to anticipated fluctuations in inventory levels and the many factors which enter into the LIFO calculation which are beyond management’s control, it is the policy of the Company to record the LIFO inventory adjustment only at fiscal year end. As of November 30, 2008 the replacement cost of LIFO inventories exceed their estimated LIFO values by approximately $45,173,000. This would have resulted in a decrease in the replacement cost of LIFO inventories of $108,174,000 from the August 31, 2008 replacement cost of LIFO inventories of $153,347,000. The November 30, 2008 LIFO calculation was computed using quantities and prices as of November 30, 2008 which are not necessarily indicative of the actual quantities and prices which will exist at fiscal year end. If the Company had recorded LIFO inventory adjustments on a quarterly basis, this would have lowered cost of goods sold for the fiscal quarter ended November 30, 2008 by $108,174,000 resulting in additional net income of approximately $63,800,000 and resulting in net income for the quarter of $4,200,000 versus a loss of $59,600,000 as currently reported.

As of August 31, 2008, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $153,347,000. As noted above, because the policy of the Company is to record the LIFO inventory adjustment only at fiscal year end, the Company recorded a non-cash charge to cost of goods sold of $90,138,000 in the fourth quarter of fiscal 2008.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the issuer’s indenture for its $350,000,000 Senior Unsecured Notes due August 15, 2012. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	November 30, 2008				August 31, 2008
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$4,840	$12,463	$—	$17,303	$11,358	$21,089	$—	$32,447
Accounts receivable, net	44,837	35,545	—	80,382	75,524	48,498	—	124,022
Refundable income taxes	35,503	410	—	35,913	34,530	1,383	—	35,913
Inventories	34,728	20,149	—	54,877	64,614	30,094	—	94,708
Prepaid expenses and other assets	54,671	1,710	—	56,381	16,338	4,966	—	21,304
Intercompany	122,513	16,177	(138,690)	—	163,202	17,001	(180,203)	—

Total current assets	297,092	86,454	(138,690)	244,856	365,566	123,031	(180,203)	308,394
Property, plant and equipment, net	173,082	77,615	—	250,697	166,266	77,745	—	244,011
Investment in affiliated company	6,423	—	—	6,423	6,389	—	—	6,389
Deferred financing costs, net	4,251	—	—	4,251	4,544	—	—	4,544
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,593	—	1,593	—	1,713	—	1,713
Deferred turnaround costs & other assets	10,907	1,067	—	11,974	11,984	1,136	—	13,120
Deferred income taxes	26,494	(4,857)	—	21,637	15,778	(4,005)	—	11,773
Investment in subsidiaries	2,644	—	(2,644)	—	(5,922)	—	5,922	—

	$520,893	$173,721	$(141,334)	$553,280	$564,605	$211,469	$(174,281)	$601,793

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$19,000	$—	$—	$19,000	$9,000	$—	$—	$9,000
Current installments of long-term debt	1,449	953	—	2,402	1,315	869	—	2,184
Accounts payable	21,827	18,145	—	39,972	24,550	22,362	—	46,912
Accrued liabilities	19,423	5,674	—	25,097	10,615	5,762	—	16,377
Sales, use and fuel taxes payable	16,102	3,228	—	19,330	16,961	4,493	—	21,454
Deferred income taxes	3,590	(699)	—	2,891	3,590	(699)	—	2,891
Amounts due affiliated companies, net	1,713	1,871	—	3,584	1,297	1,294	—	2,591
Intercompany	—	138,690	(138,690)	—	—	180,203	(180,203)	—

Total current liabilities	83,104	167,862	(138,690)	112,276	67,328	214,284	(180,203)	101,409
Long term debt: less current installments	353,457	3,017	—	356,474	353,098	3,009	—	356,107
Deferred gain on settlement of pension plan obligations	—	—	—	—	55	—	—	55
Deferred retirement benefits	85,517	184	—	85,701	86,066	80	—	86,146
Other noncurrent liabilities	—	14	—	14	—	18	—	18

Total liabilities	522,078	171,077	(138,690)	554,465	506,547	217,391	(180,203)	543,735

Commitment and contingencies
Stockholder’s equity/(deficit)
Common stock, $.10 par value per share— shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	24,665	10,651	(10,651)	24,665	24,665	10,651	(10,651)	24,665
Accumulated deficit	(3,299)	(7,901)	7,901	(3,299)	56,338	(16,464)	16,464	56,338
Accumulated other comprehensive loss	(22,551)	(124)	124	(22,551)	(22,945)	(127)	127	(22,945)

Total stockholder’s equity/(deficit)	(1,185)	2,644	(2,644)	(1,185)	58,058	(5,922)	5,922	58,058

	$520,893	$173,721	$(141,334)	$553,280	$564,605	$211,469	$(174,281)	$601,793

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended November 30, 2008				Three Months Ended November 30, 2007
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$573,331	$362,450	$(165,310)	$770,471	$528,579	$339,114	$(174,125)	$693,568
Costs of goods sold	671,553	315,406	(165,310)	821,649	488,171	310,977	(174,125)	625,023

Gross (loss) profit	(98,222)	47,044	—	(51,178)	40,408	28,137	—	68,545

Expenses:
Selling, general and administrative expenses	5,687	30,547	—	36,234	6,127	29,304	—	35,431
Depreciation and amortization expenses	2,678	1,441	—	4,119	2,632	1,407	—	4,039

Total operating expenses	8,365	31,988	—	40,353	8,759	30,711	—	39,470

Operating (loss) income	(106,587)	15,056	—	(91,531)	31,649	(2,574)	—	29,075

Other income (expense):
Interest expense, net	(8,465)	(914)	—	(9,379)	(4,917)	(1,764)	—	(6,681)
Other, net	(523)	314	—	(209)	(626)	280	—	(346)
Equity in net earnings of affiliate	34	—	—	34	686	—	—	686
Equity in net earnings of subsidiaries	8,565	—	(8,565)	—	(2,549)	—	2,549	—

	(389)	(600)	(8,565)	(9,554)	(7,406)	(1,484)	2,549	(6,341)

(Loss) income before income tax (benefit) expense	(106,976)	14,456	(8,565)	(101,085)	24,243	(4,058)	2,549	22,734
Income tax (benefit) expense	(47,339)	5,891	—	(41,448)	10,830	(1,509)	—	9,321

Net (loss) income	$(59,637)	$8,565	$(8,565)	$(59,637)	$13,413	$(2,549)	$2,549	$13,413

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended November 30, 2008				Three Months Ended November 30, 2007
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(7,677)	$(7,440)	$—	$(15,117)	$(31,114)	$543	$—	$(30,571)

Cash flows from investing activities:
Additions to property, plant and equipment	(8,648)	(1,357)	—	(10,005)	(10,075)	(1,505)	—	(11,580)
Additions to deferred turnaround costs	(33)	—	—	(33)	(3,326)	(10)	—	(3,336)
Proceeds from asset dispositions	—	79	—	79	—	—	—	—

Net cash used in investing activities	(8,681)	(1,278)	—	(9,959)	(13,401)	(1,515)	—	(14,916)

Cash flows from financing activities:
Net borrowings on revolving credit facility	10,000	—	—	10,000	—	—	—	—
Proceeds from sales of investment securities	—	—	—	—	14,754	—	—	14,754
Proceeds from issuance of long-term debt	—	318	—	318	—	178	—	178
Principal reductions of long-term debt	(160)	(226)	—	(386)	(58)	(204)	—	(262)
Deferred financing costs	—	—	—	—	(108)	—	—	(108)

Net cash provided by financing activities	9,840	92	—	9,932	14,588	(26)	—	14,562

Net decrease in cash and cash equivalents	(6,518)	(8,626)	—	(15,144)	(29,927)	(998)	—	(30,925)
Cash and cash equivalents, beginning of year	11,358	21,089	—	32,447	123,858	11,583	—	135,441

Cash and cash equivalents, end of period	$4,840	$12,463	$—	$17,303	$93,931	$10,585	$—	$104,516

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Segments of Business

Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended November 30,
	2008	2007
Net Sales
Retail	$361,259	$338,040
Wholesale	409,212	355,528

	$770,471	$693,568

Intersegment Sales
Wholesale	$163,939	$173,051

Operating Income
Retail	$18,699	$(2,660)
Wholesale	(110,230)	31,735

	$(91,531)	$29,075

Depreciation and Amortization
Retail	$1,345	$1,309
Wholesale (1)	2,774	2,730

	$4,119	$4,039

(1)	Amount excludes $1,726 and $1,145 respectively of turnaround cost amortization that is recorded in cost of sales.

	November 30, 2008	August 31, 2008
Total Assets
Retail	$144,290	$179,119
Wholesale	408,990	422,674

	$553,280	$601,793

Capital Expenditures (including non-cash)
Retail	$1,349	$8,359
Wholesale	9,502	35,029

	$10,851	$43,388

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Employee Benefit Plans

For the periods ended November 30, 2008 and November 30, 2007, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended November 30,		Three Months Ended November 30,
	2008	2007	2008	2007
	(in thousands)
Service cost	$691	$615	$670	$632
Interest cost on benefit obligation	1,312	1,049	1,116	1,027
Expected return on plan assets	(1,094)	(1,107)	—	—
Amortization of transition obligation	—	35	149	149
Amortization and deferral of net loss	263	81	243	316

Net periodic benefit cost	$1,172	$673	$2,178	$2,124

As of November 30, 2008, $2,485,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2009.

7.	Credit Facility

In November 2008, the Company amended its Revolving Credit Facility to increase the maximum facility commitment from $100,000,000 to $130,000,000 on a permanent basis and amended certain terms and provisions thereof, including an increase in the interest rate and a modification to the Net Worth covenant. Under the amended Revolving Credit Facility, interest is calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate plus an applicable margin of .5% to 0% or, the Federal Funds Open Rate plus .5% or the Daily LIBOR rate plus 1%; and (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.35% to 1.75%. The applicable margin will vary depending on a formula calculating our average unused availability under the facility.

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

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Quarterly Report on Form 10-Q, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

•	the effect of the current banking and credit crisis on the Company and our customers and suppliers;

•	repayment of debt;

•	general economic, business and market conditions;

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of inefficiencies or shutdowns in refinery operations or pipelines;

•	the availability and cost of financing to us;

•	environmental, tax and tobacco legislation or regulation;

•	volatility of gasoline prices, margins and supplies;

•	merchandising margins;

•	labor costs;

•	level of capital expenditures;

•	customer traffic;

•	weather conditions;

•	acts of terrorism and war;

•	business strategies;

•	expansion and growth of operations;

•	future projects and investments;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

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

Recent Developments

The Company continues to be impacted by the volatility of the petroleum market in fiscal year 2009. Crude prices in the second quarter of fiscal year 2009 have continued to fall as compared to the first quarter of fiscal year 2009. The average NYMEX crude price for the second quarter based on values published on December 31, 2008 was $48.61/bbl, $50.45/bbl or 51% lower than the average price for the first fiscal quarter of 2009 which was $99.06/bbl.

The lagged 3-2-1 crackspread as measured by the difference between the price of crude oil contracts traded on the NYMEX for the proceeding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, have been severely affected by falling petroleum prices. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the second quarter of fiscal year 2009 based on values as of December 31, 2008, is $2.10, a $15.62 or a 116% improvement over the lagged crackspread for the first quarter of fiscal year 2009 which was $(13.52).

Historically, the Company has recorded LIFO (Last In First Out) inventory adjustments at fiscal year end. However, if the Company had recorded the LIFO adjustment for the first fiscal quarter of 2009, this would have reduced cost of goods sold by approximately $108.2 million resulting in additional net income of approximately $63.8 million and net income for the quarter of $4.2 million versus a loss of $59.6 million as currently reported.

The Company will conduct a scheduled shutdown for a distillate hydrotreater catalyst change and a reformer unit catalyst regeneration in March 2009 for approximately 15 days. During this time, the refinery will reduce crude runs to approximately 43,000 barrels per day.

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

Retail Operations:

	Three Months Ended November 30,
	2008	2007
	(dollars in thousands)
Net Sales
Petroleum	$304,665	$284,128
Merchandise and other	56,594	53,912

Total Net Sales	361,259	338,040
Costs of Goods Sold	310,809	310,239

Gross Profit	50,450	27,801
Operating Expenses	31,751	30,461

Segment Operating Income	$18,699	$(2,660)

Petroleum Sales (thousands of gallons)	97,328	94,889

Gross Profit
Petroleum (a)	$35,564	$13,396
Merchandise and other	14,886	14,405

	$50,450	$27,801

Petroleum margin ($/gallon) (b)	.3654	.1412
Merchandise margin (percent of sales)	26.3%	26.7%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses petroleum margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended November 30, 2008 and November 30, 2007

Net Sales

Retail sales increased during the fiscal quarter ended November 30, 2008 by $23.2 million or 6.9% to $361.2 million from $338.0 million for the comparable period in fiscal 2008. The increase is due to the following: $20.5 million in petroleum sales and $2.7 million in merchandise sales. The petroleum sales increase resulted from a 4.5% increase in retail selling prices per gallon, and a 2.4 million gallon or 2.6% increase in retail petroleum volume. Merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended November 30, 2008 by $.6 million or .2% to $310.8 million from $310.2 million for the comparable period in fiscal 2008. The contributing factors are as follows: petroleum purchases of $4.0 million due to a decrease in price offset by increases in fuel tax of $1.8 million, merchandise cost of $2.2 million and freight costs of $.6 million.

Gross Profit

Retail gross profit increased during the fiscal quarter ended November 30, 2008 by $22.6 million or 81.5% to $50.4 million from $27.8 million for the comparable period in fiscal 2008. The Company increased its petroleum margins by $22.2 million or 165.5% due primarily to increased selling prices and merchandise margin increased by $.4 million or 3.5%.

Operating Expenses

Retail operating expenses increased during the fiscal quarter ended November 30, 2008 by $1.3 million or 4.2% to $31.8 million from $30.5 million for the comparable period in fiscal 2008. The increase is due to the following: payroll and related payroll costs of $.4 million; credit/customer service costs of $.6 million, supply costs of $.2 million and advertising costs of $.1 million.

Wholesale Operations:

	Three Months Ended November 30,
	2008	2007
	(dollars in thousands)
Net Sales (a)	$409,212	$355,528
Costs of Goods Sold	510,840	314,784

Gross Profit	(101,628)	40,744

Operating Expenses	8,602	9,009

Segment Operating Income (Loss)	(110,230)	31,735

Crude throughput (thousand barrels per day)	63.3	57.8

Refinery Product Yield

(thousands of barrels)

	Three Months Ended November 30,
	2008	2007
Gasoline and gasoline blendstock	2,335	2,120
Distillates	1,396	1,279
Asphalt	1,850	1,686
Butane, propane, residual products, internally produced fuel and other	492	579

Total Product Yield	6,073	5,664

% Heavy Crude Oil of Total Refinery Throughput (b)	63%	63%

Product Sales

(dollars in thousands) (a)

	Three Months Ended November 30,
	2008	2007
Gasoline and gasoline blendstock	$126,407	$136,154
Distillates	116,585	113,211
Asphalt	154,912	99,187
Other	11,308	6,976

	$409,212	$355,528

Product Sales

(thousand of barrels) (a)

	Three Months Ended November 30,
	2008	2007
Gasoline and gasoline blendstock	1,412	1,434
Distillates	1,066	1,076
Asphalt	1,616	2,413
Other	206	135

	4,300	5,058

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended November 30, 2008 and November 30, 2007

Net Sales

Wholesale sales increased during the three months ended November 30, 2008 by $53.7 million or 15.1% to $409.2 million from $355.5 million for the comparable period in fiscal 2008 The wholesale sales increase was due to a 35.4% increase in wholesale selling prices.

Costs of Goods Sold

Wholesale costs of goods sold increased during the three months ended November 30, 2008 by $196.0 million or 62.3% to $510.8 million from $314.8 million for the comparable period in fiscal 2008. The increase in wholesale costs of goods sold during this period was primarily a result of the changing crude oil market pricing.

Gross Profit

Wholesale gross profit decreased during the three months ended November 30, 2008 by $142.3 million or 349.4% to $(101.6) million from $40.7 million for the comparable period in fiscal 2008. This decrease was primarily the result of negative margins due to substantial increases in feedstock costs and lower increases in product sales prices.

Operating Expenses

Operating expenses decreased during the three months ended November 30, 2008 by $.4 million or 4.5% to $8.6 million from $9.0 million for the comparable period in fiscal 2008.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended November 30, 2008 increased $2.7 million or 40.4% to $9.4 million from $6.7 million for the comparable period in fiscal 2008, primarily due to the decrease of interest income by $2.4 million as a result of less cash available for investing.

Income Tax Expense / (Benefit)

The Company’s effective tax rate for the three months ended November 30, 2008 and 2007 was constant at approximately 41.0%.

Liquidity and Capital Resources

We operate in an environment where our liquidity and capital resources are impacted by changes in the price of crude oil and refined petroleum products, availability of credit, market uncertainty and a variety of additional factors beyond our control. Included in such factors are, among others, the level of customer product demand, weather conditions, governmental regulations, worldwide political conditions and overall market and economic conditions. The Company’s ability to generate sufficient cash flows from operating activities will continue to be primarily dependent on refining or purchasing and selling refined products and merchandise at margins to cover both fixed and variable costs.

The following table summarizes selected measures of liquidity and capital sources (in thousands):

November 30, 2008
Cash and cash equivalents	$17,303
Working capital	$132,580
Current ratio	2.2
Debt	$377,876

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

Three Months Ended November 30, 2008
(in millions)
Significant uses of cash
Investing activities:
Property, plant and equipment
Residual upgrade	$4.6
Replace existing boiler - Springdale	.9
Waste water treatment plant upgrade	.9
Renewable fuels – cost estimates	.5
Miscellaneous equipment replacement	.5
Environmental upgrade	.5
Computers and equipment upgrade	.4
Retail petroleum upgrade	.4
Other general capital items	1.3
(tank repairs, refinery piping projects, etc.)

Total property, plant and equipment	$10.0

Net cash provided by investing activities	$10.0

Financing activities:
Net borrowings on revolving credit facility	10.0

Net cash provided by financing activities	$10.0

Working capital items:
Prepaid expense increase	$(35.1)
Accounts payable decrease	(6.9)
Sales use and fuel taxes payable decrease	(2.1)
Accounts receivable decrease	43.6
Decrease in inventory	39.8
Accrued liabilities increase	8.7
Other	1.0

Cash provided by working capital items	$49.0

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $6.0 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in these maintenance and non-discretionary capital expenditures during fiscal year 2009.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. In November 2008, we increased the limit of our revolving credit facility with PNC Bank, N.A., as Agent Bank (the “Revolving Credit Facility”) from $100,000,000 to $130,000,000.

This amendment provides the Company greater flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles. The improved liquidity resulting from the expansion of the facility will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The term of the agreement does not change. It will expire on November 27, 2011. The amendment to the Revolving Credit Facility affected certain terms and provisions thereof, including an increase in the interest rate and a modification to the Net Worth covenant. Under the new amendment to the Revolving Credit Facility effective November 21, 2008, the applicable margin will continue to be calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate plus an applicable margin of .5% to 0%; the Federal Funds Open Rate plus .5%; or the Daily LIBOR rate plus 1%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.35% to 1.75%. Prior to this amendment of the Revolving Credit Facility, commencing May 7, 2007, interest was calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate less an applicable margin of .5% to 0% or the federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.25% to 1.75%. For the period commencing November 2006 when the Revolving Credit Facility was amended and extended, until May 7, 2007, interest was calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate plus an applicable margin of .25% to .75% or federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.75% to 3%. The applicable margin varies with our facility leverage ratio calculation. The Agent Bank’s prime rate at November 30, 2008 was 4.00%.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had outstanding letters of credit of $.4 million as of November 30, 2008 and there were outstanding borrowings under the Revolving Credit Facility in the amount of $19.0 million resulting in net availability of $110.6 million. As of January 12, 2009 there were no borrowings on the $130 million Revolving Credit Facility resulting in net availability of $129.6 million. The Company’s working capital ratio was 2.2 as of November 30, 2008.

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

The Company uses its revolving credit facility to finance a portion of its operations. As of January 12, 2009, there were no borrowings outstanding under the revolving line of credit. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. The Company had no open future positions at November 30, 2008.

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

Based on an evaluation by management of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Exchange Act), as of the end of the Company’s fiscal quarter ended November 30, 2008, (the “Evaluation Date”) the Company’s CEO and CFO (its principal executive officer and principal financial officer, respectively) have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized and reported with the timeframe specified by the SEC’s rules and forms.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2008.

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

Date: January 20, 2009

UNITED REFINING COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 20, 2009

KIANTONE PIPELINE CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 20, 2009

UNITED REFINING COMPANY OF PENNSYLVANIA (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 20, 2009

KIANTONE PIPELINE COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 20, 2009

UNITED JET CENTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 20, 2009

KWIK-FILL CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 20, 2009

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 20, 2009

BELL OIL CORP. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 20, 2009

PPC, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 20, 2009

SUPER TEST PETROLEUM, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 20, 2009

KWIK-FIL, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 20, 2009

VULCAN ASPHALT REFINING CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 20, 2009

COUNTRY FAIR, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy Vice President – Finance