Form 10-Q
period 2009-02-28
UNITED REFINING CO; BELL OIL CORP; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; UNITED JET CENTER INC; PPC INC; SUPER TEST PETROLEUM INC; VULCAN ASPHALT REFINING CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER
filed 2009-04-20
CIK 101462, 1045543, 830253, 1040270, 1045539, 1045542, 1045544, 1045545, 1045546, 1045547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 20, 2009, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	February 28, 2009 (Unaudited)	August 31, 2008
Assets
Current:
Cash and cash equivalents	$17,864	$32,447
Accounts receivable, net	57,625	124,022
Refundable income taxes	28,662	35,913
Inventories	182,788	94,708
Prepaid expenses and other assets	16,021	21,304

Total current assets	302,960	308,394
Property, plant and equipment, net	252,396	244,011
Investment in affiliated company	6,429	6,389
Deferred financing costs, net	4,164	4,544
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,536	1,713
Deferred turnaround costs and other assets, net	10,349	13,120
Deferred income taxes	11,567	11,773

	$601,250	$601,793

Liabilities and Stockholder’s (Deficit) Equity
Current:
Revolving credit facility	$18,000	$9,000
Current installments of long-term debt	2,357	2,184
Accounts payable	42,558	46,912
Accrued liabilities	13,451	16,377
Sales, use and fuel taxes payable	17,576	21,454
Deferred income taxes	2,891	2,891
Amounts due to affiliated companies, net	2,016	2,591

Total current liabilities	98,849	101,409
Long term debt: less current installments	355,941	356,107
Deferred gain on settlement of pension plan obligations	—	55
Deferred retirement benefits	87,613	86,146
Other noncurrent liabilities	11	18

Total liabilities	542,414	543,735

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	24,665	24,665
Retained earnings	56,326	56,338
Accumulated other comprehensive loss	(22,155)	(22,945)

Total stockholder’s equity	58,836	58,058

	$601,250	$601,793

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
Net sales	$434,809	$663,718	$1,205,280	$1,357,286
Costs of goods sold	390,596	655,109	1,105,683	1,297,584

Gross profit	44,213	8,609	99,597	59,702

Expenses:
Selling, general and administrative expenses	35,924	35,298	72,158	70,729
Depreciation and amortization expenses	4,057	4,041	8,176	8,080

Total operating expenses	39,981	39,339	80,334	78,809

Operating income (loss)	4,232	(30,730)	19,263	(19,107)

Other income (expense):
Interest expense, net	(9,094)	(7,550)	(18,473)	(14,231)
Other, net	(642)	(749)	(851)	(1,095)
Equity in net earnings of affiliate	6	208	40	894

	(9,730)	(8,091)	(19,284)	(14,432)

Loss before income tax benefit	(5,498)	(38,821)	(21)	(33,539)
Income tax benefit	(2,351)	(15,916)	(9)	(13,750)

Net loss	$(3,147)	$(22,905)	$(12)	$(19,789)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Six Months Ended
	February 28, 2009	February 29, 2008
		(As adjusted)
Cash flows from operating activities:
Net loss	$(12)	$(19,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,701	10,405
Equity in net earnings of affiliate	(40)	(894)
Deferred income taxes	(344)	1,171
Loss on asset dispositions	261	783
Cash used in working capital items	(20,882)	(40,684)
Change in operating assets and liabilities:
Other assets	(492)	16
Deferred retirement benefits	2,807	660
Other noncurrent liabilities	(7)	(22)
Other, net	(1)	(3)

Total adjustments	(6,997)	(28,568)

Net cash used in operating activities	(7,009)	(48,357)

Cash flows from investing activities:
Additions to property, plant and equipment	(15,878)	(22,974)
Additions to deferred turnaround costs	(98)	(8,634)
Proceeds from asset dispositions	79	—

Net cash used in investing activities	(15,897)	(31,608)

Cash flows from financing activities:
Net borrowings on revolving credit facility	9,000	—
Proceeds from sale of investment securities	—	57,354
Proceeds from issuance of long term debt	318	178
Dividends to stockholder	—	(35,312)
Principal reductions of long term debt	(770)	(633)
Deferred financing costs	(225)	(108)

Net cash provided by financing activities	8,323	21,479

Net decrease in cash and cash equivalents	(14,583)	(58,486)
Cash and cash equivalents, beginning of year	32,447	135,441

Cash and cash equivalents, end of period	$17,864	$76,955

Cash provided by (used in) working capital items:
Accounts receivable, net	$66,397	$(347)
Refundable income taxes	7,251	—
Inventories	(88,080)	47,269
Prepaid expenses and other assets	5,283	(41,433)
Accounts payable	(4,354)	(8,996)
Accrued liabilities	(2,926)	(2,634)
Income taxes payable	—	(36,514)
Sales, use and fuel taxes payable	(3,878)	(3,041)
Amounts due from affiliated companies, net	(575)	5,012

Total change	$(20,882)	$(40,684)

Cash paid during the period for:
Interest	$19,067	$18,649
Income taxes	$21	$42,059

Non-cash investing activities:
Property additions & capital leases	$846	$500

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2008.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2.	Change in Accounting Policy

During the quarter ended February 28, 2009 the Company changed its method of accounting for inventories during interim periods from adjusting the inventory LIFO reserve on an annual basis to adjusting the inventory LIFO reserve on a quarterly basis. We believe this change in method of accounting better reflects interim results consistent with annual LIFO. Accordingly, the Company has reflected the change in accounting in the current quarter and retrospectively applied this policy to its previously issued financial statements for the three months ended November 30, 2008 and 2007; and for the three and six month periods ended February 29, 2008. This change does not impact cash flows and does not impact annual financial statements.

The following is a summary of the impact of the change in accounting policy has had on the Company’s Consolidated Statements of Operations for the three and six months ended February 29, 2008.

	Three Months Ended February 29, 2008 (in thousands)
	As Previously Reported	Adjustments	As adjusted
Net sales	$663,718	$—	$663,718
Costs of goods sold	632,795	22,314	655,109

Gross profit	30,923	(22,314)	8,609
Operating expenses	39,339	—	39,339

Operating loss	(8,416)	(22,314)	(30,730)
Other expenses	8,091	—	8,091

Loss before income tax benefit	(16,507)	(22,314)	(38,821)
Income tax benefit	(6,768)	(9,148)	(15,916)

Net loss	$(9,739)	$(13,166)	$(22,905)

	Six Months Ended February 29, 2008 (in thousands)
	As Previously Reported	Adjustments	As adjusted
Net sales	$1,357,286	$—	$1,357,286
Costs of goods sold	1,257,818	39,766	1,297,584

Gross profit	99,468	(39,766)	59,702
Operating expenses	78,809	—	78,809

Operating income (loss)	20,659	(39,766)	(19,107)
Other expenses	14,432	—	14,432

Income (loss) before income tax expense (benefit)	6,227	(39,766)	(33,539)
Income tax expense (benefit)	2,553	(16,303)	(13,750)

Net income (loss)	$3,674	$(23,463)	$(19,789)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of the impact of the change in accounting policy has had on the Company’s Consolidated Statements of Operations for the quarters ended November 30, 2008 and 2007 (all amounts in thousands). These amounts will be reflected retrospectively in the Company’s annual Form 10-K, as it relates to presenting quarterly financial information.

	Three Months Ended November 30, 2008 (in thousands)
	As Previously Reported	Adjustments	As adjusted
Net sales	$770,471	$—	$770,471
Costs of goods sold	821,649	(106,562)	715,087

Gross (loss) profit	(51,178)	106,562	55,384
Operating expenses	40,353	—	40,353

Operating (loss) income	(91,531)	106,562	15,031
Other expenses	9,554	—	9,554

(Loss) income before income tax (benefit) expense	(101,085)	106,562	5,477
Income tax (benefit) expense	(41,448)	43,790	2,342

Net (loss) income	$(59,637)	$62,772	$3,135

	Three Months Ended November 30, 2007 (in thousands)
	As Previously Reported	Adjustments	As adjusted
Net sales	$693,568	$—	$693,568
Costs of goods sold	625,023	17,452	642,475

Gross profit	68,545	(17,452)	51,093
Operating expenses	39,470	—	39,470

Operating income	29,075	(17,452)	11,623
Other expenses	6,341	—	6,341

Income before income tax expense	22,734	(17,452)	5,282
Income tax expense	9,321	(7,155)	2,166

Net income	$13,413	$(10,297)	$3,116

3.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Statement 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Statement 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one year deferral for the implementation of Statement 157 for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The Company adopted Statement 157 for financial assets as of September 1, 2008 and it did not have a significant effect on the Company’s consolidated financial statements. Furthermore, the Company believes that the adoption of Statement 157 for non-financial assets and liabilities will not have a significant effect on the Company’s consolidated financial statements.

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

4.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include various parts for the refinery operations. If the cost of inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. (See note 2)

Inventories consist of the following:

	February 28, 2009	August 31, 2008
	(in thousands)
Crude Oil	$35,876	$17,273
Petroleum Products	109,441	39,836

Total @ LIFO	145,317	57,109

Merchandise	18,328	18,350
Supplies	19,143	19,249

Total @ FIFO	37,471	37,599

Total Inventory	$182,788	$94,708

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $350,000,000 Senior Unsecured Note Indenture due August 15, 2012. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	February 28, 2009				August 31, 2008
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$7,364	$10,500	$—	$17,864	$11,358	$21,089	$—	$32,447
Accounts receivable, net	34,007	23,618	—	57,625	75,524	48,498	—	124,022
Refundable income taxes	28,593	69	—	28,662	34,530	1,383	—	35,913
Inventories	156,425	26,363	—	182,788	64,614	30,094	—	94,708
Prepaid expenses and other assets	16,470	(449)	—	16,021	16,338	4,966	—	21,304
Intercompany	109,054	15,795	(124,849)	—	163,202	17,001	(180,203)	—

Total current assets	351,913	75,896	(124,849)	302,960	365,566	123,031	(180,203)	308,394
Property, plant and equipment, net	175,631	76,765	—	252,396	166,266	77,745	—	244,011
Investment in affiliated company	6,429	—	—	6,429	6,389	—	—	6,389
Deferred financing costs, net	4,164	—	—	4,164	4,544	—	—	4,544
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,536	—	1,536	—	1,713	—	1,713
Deferred turnaround costs & other assets	9,350	999	—	10,349	11,984	1,136	—	13,120
Deferred income taxes	16,906	(5,339)	—	11,567	15,778	(4,005)	—	11,773
Investment in subsidiaries	8,374	—	(8,374)	—	(5,922)	—	5,922	—

	$572,767	$161,706	$(133,223)	$601,250	$564,605	$211,469	$(174,281)	$601,793

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$18,000	$—	$—	$18,000	$9,000	$—	$—	$9,000
Current installments of long-term debt	1,393	964	—	2,357	1,315	869	—	2,184
Accounts payable	25,706	16,852	—	42,558	24,550	22,362	—	46,912
Accrued liabilities	8,441	5,010	—	13,451	10,615	5,762	—	16,377
Sales, use and fuel taxes payable	14,587	2,989	—	17,576	16,961	4,493	—	21,454
Deferred income taxes	3,590	(699)	—	2,891	3,590	(699)	—	2,891
Amounts due to affiliated companies, net	1,706	310	—	2,016	1,297	1,294	—	2,591
Intercompany	—	124,849	(124,849)	—	—	180,203	(180,203)	—

Total current liabilities	73,423	150,275	(124,849)	98,849	67,328	214,284	(180,203)	101,409
Long term debt: less current installments	353,175	2,766	—	355,941	353,098	3,009	—	356,107
Deferred gain on settlement of pension plan obligations	—	—	—	—	55	—	—	55
Deferred retirement benefits	87,333	280	—	87,613	86,066	80	—	86,146
Other noncurrent liabilities	—	11	—	11	—	18	—	18

Total liabilities	513,931	153,332	(124,849)	542,414	506,547	217,391	(180,203)	543,735

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share— shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	24,665	10,651	(10,651)	24,665	24,665	10,651	(10,651)	24,665
Retained earnings	56,326	(2,174)	2,174	56,326	56,338	(16,464)	16,464	56,338
Accumulated other comprehensive loss	(22,155)	(121)	121	(22,155)	(22,945)	(127)	127	(22,945)

Total stockholder’s equity	58,836	8,374	(8,374)	58,836	58,058	(5,922)	5,922	58,058

	$572,767	$161,706	$(133,223)	$601,250	$564,605	$211,469	$(174,281)	$601,793

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended February 28, 2009				Three Months Ended February 29, 2008 (As adjusted)
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$284,189	$237,528	$(86,908)	$434,809	$501,562	$337,769	$(175,613)	$663,718
Costs of goods sold	273,012	204,492	(86,908)	390,596	521,664	309,058	(175,613)	655,109

Gross profit (loss)	11,177	33,036	—	44,213	(20,102)	28,711	—	8,609

Expenses:
Selling, general and administrative expenses	6,014	29,910	—	35,924	5,232	30,066	—	35,298
Depreciation and amortization expenses	2,678	1,379	—	4,057	2,631	1,410	—	4,041

Total operating expenses	8,692	31,289	—	39,981	7,863	31,476	—	39,339

Operating income (loss)	2,485	1,747	—	4,232	(27,965)	(2,765)	—	(30,730)

Other income (expense):
Interest expense, net	(8,703)	(391)	—	(9,094)	(6,160)	(1,390)	—	(7,550)
Other, net	(835)	193	—	(642)	(1,050)	301	—	(749)
Equity in net earnings of affiliate	6	—	—	6	208	—	—	208
Equity in net earnings (loss) of subsidiaries	888	—	(888)	—	(2,395)	—	2,395	—

	(8,644)	(198)	(888)	(9,730)	(9,397)	(1,089)	2,395	(8,091)

(Loss) income before income tax (benefit) expense	(6,159)	1,549	(888)	(5,498)	(37,362)	(3,854)	2,395	(38,821)
Income tax (benefit) expense	(3,012)	661	—	(2,351)	(14,457)	(1,459)	—	(15,916)

Net (loss) income	$(3,147)	$888	$(888)	$(3,147)	$(22,905)	$(2,395)	$2,395	$(22,905)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Six Months Ended February 28, 2009				Six Months Ended February 29, 2008 (As adjusted)

	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$857,520	$599,978	$(252,218)	$1,205,280	$1,030,141	$676,883	$(349,738)	$1,357,286
Costs of goods sold	845,862	512,039	(252,218)	1,105,683	1,025,979	621,343	(349,738)	1,297,584

Gross profit	11,658	87,939	—	99,597	4,162	55,540	—	59,702

Expenses:
Selling, general and administrative expenses	11,701	60,457	—	72,158	11,359	59,370	—	70,729
Depreciation and amortization expenses	5,356	2,820	—	8,176	5,263	2,817	—	8,080

Total operating expenses	17,057	63,277	—	80,334	16,622	62,187	—	78,809

Operating (loss) income	(5,399)	24,662	—	19,263	(12,460)	(6,647)	—	(19,107)

Other income (expense):
Interest expense, net	(17,168)	(1,305)	—	(18,473)	(11,077)	(3,154)	—	(14,231)
Other, net	(1,358)	507	—	(851)	(1,676)	581	—	(1,095)
Equity in net earnings of affiliate	40	—	—	40	894	—	—	894
Equity in net earnings (loss) of subsidiaries	14,293	—	(14,293)	—	(5,756)	—	5,756	—

	(4,193)	(798)	(14,293)	(19,284)	(17,615)	(2,573)	5,756	(14,432)

(Loss) income before income tax (benefit) expense	(9,592)	23,864	(14,293)	(21)	(30,075)	(9,220)	5,756	(33,539)
Income tax (benefit) expense	(9,580)	9,571	—	(9)	(10,286)	(3,464)	—	(13,750)

Net (loss) income	$(12)	$14,293	$(14,293)	$(12)	$(19,789)	$(5,756)	$5,756	$(19,789)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended February 28, 2009				Six Months Ended February 29, 2008
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,503	$(8,512)	$—	$(7,009)	$(53,649)	$5,292	$—	$(48,357)

Cash flows from investing activities:
Additions to property, plant and equipment	(13,881)	(1,997)	—	(15,878)	(18,930)	(4,044)	—	(22,974)
Additions to deferred turnaround costs	(87)	(11)	—	(98)	(8,596)	(38)	—	(8,634)
Proceeds from asset dispositions	—	79	—	79	—	—	—	—

Net cash used in investing activities	(13,968)	(1,929)	—	(15,897)	(27,526)	(4,082)	—	(31,608)

Cash flows from financing activities:
Net borrowings on revolving credit facility	9,000	—	—	9,000	—	—	—	—
Proceeds from sales of investment securities	—	—	—	—	57,354	—	—	57,354
Proceeds from issuance of long-term debt	—	318	—	318	—	178	—	178
Dividends to stockholder	—	—	—	—	(35,312)	—	—	(35,312)
Principal reductions of long-term debt	(304)	(466)	—	(770)	(218)	(415)	—	(633)
Deferred financing costs	(225)	—	—	(225)	(108)	—	—	(108)

Net cash provided by (used in) financing activities	8,471	(148)	—	8,323	21,716	(237)	—	21,479

Net (decrease) increase in cash and cash equivalents	(3,994)	(10,589)	—	(14,583)	(59,459)	973	—	(58,486)
Cash and cash equivalents, beginning of year	11,358	21,089	—	32,447	123,858	11,583	—	135,441

Cash and cash equivalents, end of period	$7,364	$10,500	$—	$17,864	$64,399	$12,556	$—	$76,955

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Segments of Business

Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
		(As adjusted)		(As adjusted)
Net Sales
Retail	$236,318	$336,628	$597,577	$674,668
Wholesale	198,491	327,090	607,703	682,618

	$434,809	$663,718	$1,205,280	$1,357,286

Intersegment Sales
Wholesale	$85,878	$174,472	$249,817	$347,523

Operating (Loss) Income
Retail	$3,325	$(3,314)	$29,883	$(7,282)
Wholesale	907	(27,416)	(10,620)	(11,825)

	$4,232	$(30,730)	$19,263	$(19,107)

Depreciation and Amortization
Retail	$1,281	$1,310	$2,626	$2,619
Wholesale	2,776	2,731	5,550	5,461

	$4,057	$4,041	$8,176	$8,080

	February 28, 2009	August 31, 2008
Total Assets
Retail	$135,404	$179,119
Wholesale	465,846	422,674

	$601,250	$601,793

Capital Expenditures (including non-cash)
Retail	$1,951	$8,359
Wholesale	14,773	35,029

	$16,724	$43,388

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Employee Benefit Plans

For the periods ended February 28, 2009 and February 29, 2008, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(in thousands)
Service cost	$734	$715	$1,425	$1,330
Interest cost on benefit obligation	1,395	1,244	2,707	2,293
Expected return on plan assets	(1,164)	(1,306)	(2,258)	(2,413)
Amortization of transition obligation	—	—	—	35
Amortization and deferral of net loss	206	21	469	102

Net periodic benefit cost	$1,171	$674	$2,343	$1,347

	Other Post-Retirement Benefits
	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(in thousands)
Service cost	$669	$680	$1,339	$1,312
Interest cost on benefit obligation	1,116	1,104	2,232	2,131
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	149	149	298	298
Amortization and deferral of net loss	244	191	487	507

Net periodic benefit cost	$2,178	$2,124	$4,356	$4,248

As of February 28, 2009, $2,485,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2009.

8.	Subsequent Event

During March and April 2009, the Company acquired $19,040,000 of its 10 1/2% Senior Unsecured Notes due 2012 at an average price of $52.27, resulting in a gain from extinguishment of debt of $8,828,000, which is net of $260,000 deferred financing costs.

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

Recent Developments

The Company continues to be impacted by the volatility of the petroleum market in fiscal year 2009. Crude prices in the third quarter of fiscal year 2009 have continued to fall as compared to the second quarter of fiscal year 2009. The average NYMEX crude price for the third quarter based on values published on March 27, 2009 was $46.67/bbl, $.46/bbl or 1% lower than the average price for the second fiscal quarter of 2009 which was $47.13/bbl.

The lagged 3-2-1 crackspread as measured by the difference between the price of crude oil contracts traded on the NYMEX for the proceeding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, have been positively affected by improving petroleum prices. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the third quarter of fiscal year 2009 based on values as of March 27, 2009, is $15.56, a $12.45 or a 401% improvement over the lagged crackspread for the second quarter of fiscal year 2009 which was $3.11.

The Company has completed its scheduled shutdown involving the distillate hydrotreater catalyst change and the regeneration of the reformer unit catalyst. Production at the refinery continued at reduced run rates during the 17 days the shutdown was conducted. The refinery is currently operating at normal run rates.

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

As discussed in Note 2 to the Consolidated Financial Statements, the Company changed its method of accounting for inventories during interim periods from adjusting the inventory LIFO reserve on an annual basis to adjusting the inventory LIFO reserve on a quarterly basis. Accordingly, the Company has reflected the change in accounting in the current quarter and retrospectively applied this policy to its previously issued financial statements for the three months ended November 30, 2008 and 2007; and for the three and six month periods ended February 29, 2008.

Retail Operations:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	(dollars in thousands)
		(As adjusted)		(As adjusted)
Net Sales
Petroleum	$183,440	$286,715	$488,105	$570,842
Merchandise and other	52,878	49,913	109,472	103,826

Total Net Sales	$236,318	$336,628	$597,577	$674,668
Costs of Goods Sold	$201,959	$308,701	$504,909	$620,248

Gross Profit	$34,359	$27,927	$92,668	$54,420
Operating Expenses	$31,034	$31,241	$62,785	$61,702

Segment Operating Income (Loss)	$3,325	$(3,314)	$29,883	$(7,282)

Petroleum Sales (thousands of gallons)	93,159	89,547	190,487	184,436

Gross Profit
Petroleum (a)	$20,716	$14,700	$64,139	$26,788
Merchandise and other	13,643	13,227	28,529	27,632

	$34,359	$27,927	$92,668	$54,420

Petroleum margin ($/gallon) (b)	.2223	.1642	.3367	.1452
Merchandise margin (percent of sales)	25.8%	26.5%	26.1%	26.6%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended February 28, 2009 and February 29, 2008

Net Sales

Retail sales decreased during the fiscal quarter ended February 28, 2009 by $100.3 million or 29.8% from $336.6 million to $236.3 million for the comparable period in fiscal 2008. The decrease was primarily due to: $103.3 million in petroleum sales offset by a $3.0 million increase in merchandise sales. The petroleum sales decrease resulted from a 38.5% decrease in retail selling prices per gallon, offset by a 3.6 million gallon or 4.0% increase in retail petroleum volume. Merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold decreased during the fiscal quarter ended February 28, 2009 by $106.7 million or 34.6% for the comparable period in fiscal 2008 from $308.7 million to $202.0 million. The decrease was primarily due to $107.0 million in petroleum purchase prices offset by increases in: fuel tax of $.8 million, freight cost of $.1 million, merchandise cost of $2.5 million and a $3.1 million decrease in inventory pricing.

Gross Profit

Retail gross profit increased during the fiscal quarter ended February 28, 2009 by $6.4 million or 23.0% for the comparable period in fiscal 2008. The Company increased its petroleum margins by $6.0 million or 40.9% and merchandise margin increased by $.4 million or 3.1%.

Operating Expenses

Retail operating expenses remained relatively constant during the fiscal quarter ended February 28, 2009 and the comparable period in fiscal 2008, due to the Company’s effort to keep overhead at the previous year’s level.

Comparison of Six Months Ended February 28, 2009 and February 29, 2008

Net Sales

Retail sales decreased during the six months ended February 28, 2009 by $77.1 million or 11.4% from $674.6 million to $597.5 million for the comparable period in fiscal 2008. The decrease was primarily due to $82.7 million in petroleum sales, offset by a $5.6 million increase in merchandise sales. The petroleum sales decrease resulted from a 17.2% decrease in retail selling prices per gallon this was offset by 6.1 million gallon or 3.3% increase in sales volume. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold decreased during the six months ended February 28, 2009 by $115.3 million or 18.6% from $620.2 million to $504.9 million for the comparable period in fiscal 2008. The decrease was primarily due to $111.0 million in petroleum purchase prices offset by increases in: fuel taxes of $2.6 million, freight costs of $.7 million, merchandise costs of $4.7 million and $12.3 million decrease in inventory pricing.

Gross Profit

Retail gross profit increased during the six months ended February 28, 2009 by $38.2 million or 70.3% for the comparable period in fiscal 2008. The Company increased its petroleum margins by $37.3 million or 139.4% and merchandise margin by $.9 million or 3.2%.

Operating Expenses

Retail operating expenses increased during the six months ended February 28, 2009 by $1.1 million or 1.8% for the comparable period in fiscal 2008. The increase was due to the following: credit/customer service costs of $.4 million, payroll costs of $.5 million, maintenance costs of $.4 million, advertising of $.2 million and pension/post retirement costs of $.2 million, offset by a reduction in environmental costs of $.6 million.

Wholesale Operations:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	(dollars in thousands)
		(As adjusted)		(As adjusted)
Net Sales (a)	$198,491	$327,090	$607,703	$682,618
Costs of Goods Sold	188,637	346,408	600,774	677,336

Gross Profit (Loss)	$9,854	$(19,318)	$6,929	$5,282

Operating Expenses	8,947	8,098	17,549	17,107

Segment Operating Income (Loss)	$907	$(27,416)	$(10,620)	$(11,825)

Crude throughput (thousand barrels per day)	64.7	60.7	64.0	59.3

Refinery Product Yield

(thousands of barrels)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Gasoline and gasoline blendstock	2,573	2,624	4,907	4,744
Distillates	1,455	1,373	2,851	2,652
Asphalt	1,652	1,602	3,502	3,288
Butane, propane, residual products, internally produced fuel and other (“Other”)	534	541	1,026	1,120

Total Product Yield	6,214	6,140	12,286	11,804

% Heavy Crude Oil of Total Refinery Throughput (b)	58%	58%	61%	60%

Product Sales

(dollars in thousands) (a)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Gasoline and gasoline blendstock	$65,057	$139,807	$191,464	$275,961
Distillates	70,535	126,798	187,119	240,009
Asphalt	57,595	45,435	212,507	144,622
Other	5,304	15,050	16,613	22,026

Total Product Sales	$198,491	$327,090	$607,703	$682,618

Product Sales

(thousand of barrels) (a)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Gasoline and gasoline blendstock	1,360	1,389	2,772	2,823
Distillates	1,139	1,111	2,205	2,187
Asphalt	1,264	1,493	2,879	3,906
Other	218	252	425	387

Total Product Sales Volume	3,981	4,245	8,281	9,303

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended February 28, 2009 and February 29, 2008

Net Sales

Wholesale sales decreased during the three months ended February 28, 2009 by $128.6 million or 39.3% for the comparable period in fiscal 2008 from $327.1 million to $198.5 million. The decrease was due to a 35.3% decrease in wholesale prices and a 6.2% decrease in wholesale volume.

Costs of Goods Sold

Wholesale costs of goods sold decreased during the three months ended February 28, 2009 by $157.8 million or 45.5% for the comparable period in fiscal 2008 from $346.4 million to $188.6 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost of raw materials.

Gross Profit

Wholesale gross profit increased during the three months ended February 28, 2009 by $29.2 million or 151.0% for the comparable period in fiscal 2008 from $(19.3) million to $9.9 million. The increase was primarily due to the changing oil market pricing.

Operating Expenses

Operating expenses increased during the three months ended February 28, 2009 by $.8 million or 10.5% over the comparable period in fiscal 2008. This increase is due to the following: credit costs of $.3 million, professional services of $.6 million, pension/post retirement costs of $.2 million and miscellaneous costs of $.1 million offset by a reduction in payroll costs of $.4 million. The operating expense for the fiscal quarter ended February 28, 2009 was $8.9 million or 4.5% of net wholesale sales compared to $8.1 million or 2.5% of net wholesale sales for the comparable period in 2008.

Comparison of Six Months Ended February 28, 2009 and February 29, 2008

Net Sales

Wholesale sales decreased during the six months ended February 28, 2009 by $74.9 million or 11.0% from $682.6 million to $607.7 million for the comparable period in fiscal 2008. The decrease was due to an 11.0% decrease in wholesale volume.

Costs of Goods Sold

Wholesale costs of goods sold decreased during the six months ended February 28, 2009 by $76.5 million or 11.3% from $677.3 million to $600.8 million for the comparable period in fiscal 2008. The decrease in wholesale costs of goods sold was primarily a result of the volatile changing oil market pricing in the first fiscal quarter.

Gross Profit

Wholesale gross profit increased during the six months ended February 28, 2009 by $1.6 million or 30.2% from $5.3 million to $6.9 million for the comparable period in fiscal 2008. The increase was primarily due to the changing oil market pricing.

Operating Expenses

Operating expenses increased during the six months ended February 28, 2009 by $.4 million or 2.6% over the comparable period in fiscal 2008. This was due to increased credit fees of $.4 million, professional services of $.4 million and pension/post retirement costs of $.3 million offset by a reduction in payroll costs of $.7 million. For 2009 operating expenses were $17.5 million, or 2.9% of net wholesale sales, compared to $17.1 million, or 2.5% of net wholesale sales for the comparable period in fiscal 2008.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended February 28, 2009 increased $1.6 million or 21.3% to $9.1 million from $7.5 million for the comparable period in fiscal 2008, primarily due to the decrease of interest income as a result of less cash available for investing.

Net interest expense (interest expense less interest income) for the six months ended February 28, 2009 increased $4.2 million or 29.6% to $18.4 million from $14.2 million for the comparable period in fiscal 2008, primarily due to the decrease of interest income as a result of less cash available for investing.

Income Tax Expense / (Benefit)

The Company’s effective tax rate for the three months and six months ended February 28, 2009 and February 29, 2008 remained relatively constant at approximately 41%.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

	February 28, 2009	August 31, 2008
Cash and cash equivalents	$17,864	$32,447
Working capital	$204,111	$206,985
Current ratio	3.1	3.0
Debt	$376,298	$367,291

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

Six Months Ended February 28, 2009
(in millions)
Significant uses of cash
Investing activities:
Property, plant and equipment
Residual upgrade	$5.6
Waste water treatment plant upgrade	1.9
Renewable fuels – cost estimates	1.3
#4 boiler upgrade	1.1
Replace existing boiler— Springdale	.9
Environmental upgrade	.8
Computers and equipment upgrade	.8
Miscellaneous equipment replacement	.7
Retail maintenance (black top, roof, HVAC, rehab)	.7
Retail petroleum upgrade	.5
Other general capital items
(tank repairs, refinery piping projects, etc.)	1.6

Total property, plant and equipment	$15.9

Net cash provided by investing activities	$15.9

Financing activities:
Net borrowings on revolving credit facility	9.0
Principal reductions of long term debt	(.8)
Other	.1

Net cash provided by financing activities	$8.3

Working capital items:
Accounts receivable decrease	$66.4
Refundable income tax	7.3
Prepaid expense decrease	5.3
Increase in inventory	(88.1)
Accounts payable decrease	(4.4)
Sales, use and fuel taxes payable decrease	(3.9)
Accrued liabilities decrease	(2.9)
Amounts due from affiliated companies, net decrease	(.6)

Cash used in working capital items	$(20.9)

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

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. In November 2008, we increased the limit of our revolving credit facility with PNC Bank, N.A., as Agent Bank (the “Revolving Credit Facility”) from $100,000,000 to $130,000,000. This amendment provides the Company greater flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles. The improved liquidity resulting from the expansion of the facility will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The term of the agreement does not change. It will expire on November 27, 2011. The amendment to the Revolving Credit Facility affected certain terms and provisions thereof, including an increase in the interest rate and a modification to the Net Worth covenant. Under the new amendment to the Revolving Credit Facility effective November 21, 2008, the applicable margin will continue to be calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate plus an applicable margin of .5% to 0%; the Federal Funds Open Rate plus .5%; or the Daily LIBOR rate plus 1%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.35% to 1.75%. Prior to this amendment of the Revolving Credit Facility, commencing May 7, 2007, interest was calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate less an applicable margin of .5% to 0% or the federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.25% to 1.75%. The Agent Bank’s prime rate at February 28, 2009 was 3.25%.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $.4 million as of February 28, 2009 and there were outstanding borrowings under the Revolving Credit Facility in the amount of $18.0 million resulting in net availability of $111.6 million. As of April 20, 2009 there were no borrowings on the $130 million Revolving Credit Facility and standby letters of credit in the amount of $3.2 million, resulting in a net availability of $126.8 million and the Company had full access to it. The Company’s working capital ratio was 3.1 as of February 28, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company uses its revolving credit facility to finance a portion of its operations. As of April 20, 2009, there were no borrowings outstanding under the revolving line of credit. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. The Company had no open future positions at February 28, 2009.

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

Based on an evaluation by management of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Exchange Act), as of the end of the Company’s fiscal quarter ended February 28, 2009, (the “Evaluation Date”) the Company’s CEO and CFO (its principal executive officer and principal financial officer, respectively) have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized and reported with the timeframe specified by the SEC’s rules and forms.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Preferability Letter of Independent Registered Public Accounting Firm

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2009

UNITED REFINING COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2009

KIANTONE PIPELINE CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2009

UNITED REFINING COMPANY OF PENNSYLVANIA (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2009

KIANTONE PIPELINE COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2009

UNITED JET CENTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2009

KWIK-FILL CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2009

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2009

BELL OIL CORP. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2009

PPC, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2009

SUPER TEST PETROLEUM, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2009

KWIK-FIL, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2009

VULCAN ASPHALT REFINING CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2009

COUNTRY FAIR, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy Vice President – Finance