Form 10-K
period 2009-08-31
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL CORP; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2009-11-30
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)		Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2009, 100 shares of the Registrant’s common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant’s are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

DOCUMENTS INCORPORATED BY REFERENCE:    None

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-K CONTENTS

ITEM 1.	BUSINESS.

Introduction

United Refining Company is a Pennsylvania Corporation that began business operations in 1902. We are the leading integrated refiner and marketer of petroleum products in our primary market area, which encompasses western New York and northwestern Pennsylvania. We own and operate a medium complexity 70,000 barrel per day (“bpd”) petroleum refinery in Warren, Pennsylvania where we produce a variety of products, including various grades of gasoline, ultra low sulfur diesel fuel, kerosene, No. 2 heating oil and asphalt. Operations are organized into two business segments: wholesale and retail. The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers.

The retail segment sells petroleum products under the Kwik Fill®, Citgo®, Keystone® and Country Fair® brand names at a network of Company-operated retail units and convenience and grocery items through convenience stores under the Red Apple Food Mart® and Country Fair® brand names. As of August 31, 2009, (sometimes referred to as “fiscal 2009”), we operated 367 units, of which, 184 units are owned, 120 units are leased, and the remaining stores are operated under a management agreement. Approximately 20% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. For fiscal 2009 approximately 59% and 22% of our gasoline and distillate production, respectively, was sold through our retail network.

For fiscal 2009, we had total net sales of $2.4 billion, of which approximately 51% were derived from gasoline sales, approximately 39% were from sales of other petroleum products and 10% were from sales of merchandise and other revenue. Our capacity utilization rates have averaged 93% for the last five years.

We believe that the location of our 70,000 bpd refinery in Warren, Pennsylvania provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100 mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, and including fiscal 2009, we have experienced approximately 1.8 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. We own and operate the Kiantone Pipeline, a 78-mile long crude oil pipeline which connects the refinery to Canadian, U.S. and world crude oil sources through the Enbridge Pipelines Inc. and affiliates (collectively, “Enbridge”) pipeline system. Utilizing the storage capability of the pipeline, we are able to blend various grades of crude oil from different suppliers, allowing us to efficiently schedule production while managing feedstock mix and product yields in order to optimize profitability.

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

Our primary market area is western New York and northwestern Pennsylvania and our core market area encompasses our Warren County base and the eight contiguous counties in New York and Pennsylvania. Our retail gasoline and merchandise sales are split approximately 60% / 40% between rural and urban markets. Margins on gasoline sales are traditionally higher in rural markets, while gasoline sales volume is greater in urban markets. Our urban markets include Buffalo, Rochester and Syracuse, New York and Erie, Pennsylvania.

As of August 31, 2009, 169 of our retail units were located in New York, 185 in Pennsylvania and 13 in Ohio. In fiscal year 2009, approximately 59% of the refinery’s gasoline production was sold through our retail network. In addition to gasoline, all units sell convenience merchandise, 107 are Quick Serve Restaurants (“QSRs”) including franchise operations and eight of the units are full-service truck stops. Customers may pay for purchases with credit cards including our own Kwik Fill® credit card. In addition to this credit card, we maintain a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins.

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal year 2010. The lagged 3-2-1 crackspread as measured by the difference between the price of crude oil contracts traded on the NYMEX for the proceeding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, have been negatively affected by consistently fluctuating petroleum prices. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the month of September in fiscal year 2010 was $2.74 as compared to $14.36 for the fourth quarter of fiscal year 2009, a decrease of $11.62 or 81%. The lagged crackspread for October of fiscal year 2010 was $11.20, a decrease of $3.16 or 22% as compared to the fourth quarter of fiscal year 2009.

Industry Overview

We are a regional refiner and marketer located primarily in Petroleum Administration for Defense Districts I (“PADD I”). As of January 1, 2009, there were 15 operable refineries operating in PADD I with a combined crude processing capacity of 1.7 million bpd, representing approximately 10% of U.S. refining capacity. Petroleum product consumption during calendar year 2008 in PADD I averaged 5.85 million bpd, representing approximately 30% of U.S. demand based on industry statistics reported by the Energy Information Administration (“EIA”). According to the EIA, prime supplier sales volume of gasoline in the region decreased by approximately 4.6% during the five-year period ending December 2008. Refined petroleum production in PADD I is insufficient to satisfy demand for such products in the region, making PADD I a net importer of such products. Domestic refinery capacity utilization decreased from 86% crude capacity utilization in 2007 to 83% in 2008 due to nationwide and global uncertainty.

Refining Operations

The Company’s refinery is located on a 92-acre site in Warren, Pennsylvania. The refinery has a nominal capacity of 70,000 bpd of crude oil processing and averaged saleable production of approximately 61,900 bpd during fiscal 2009.

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

Products

We produce three primary petroleum products: gasoline, middle distillates, and asphalt. We presently produce two grades of unleaded gasoline, 87-octane regular and 93-octane premium. We also blend our 87 and 93 octane gasoline to produce a mid-grade 89-octane. In fiscal year 2009, approximately 59% of our gasoline production was sold through our retail network and the remaining 41% of such production was sold to wholesale customers.

Middle distillates include kerosene, ultra low sulfur diesel fuel, and No. 2 heating oil. For fiscal 2009, approximately 78% of our distillate production was sold to wholesale customers and the remaining 22% through our retail network.

We optimize our bottom of the barrel processing by producing asphalt, a higher value alternative to residual fuel oil. Asphalt production as a percentage of all refinery production has exceeded 28% over the last five fiscal years due to our ability and decision to process a larger amount of less costly heavy higher sulfur content crude oil in order to realize higher overall refining margins.

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

The intermediate products are then processed in downstream units and blended to produce finished products. A naphtha hydrotreater treats naphtha and FCC light catalytic naptha with hydrogen across a fixed bed catalyst to remove sulfur before further treatment. The treated naphtha is then distilled into light and heavy naphtha at a prefractionator. Light naphtha is then sent to an isomerization unit and heavy naphtha is sent to a reformer, in each case for octane enhancement. The isomerization unit converts the light naphtha catalytically into a gasoline component with 83 octane. The reformer unit converts the heavy naphtha into another gasoline component with up to 94 octane depending upon the desired octane requirement for the grade of gasoline to be produced. The reformer also produces as a co-product all the hydrogen needed to operate hydrotreating units in the refinery.

Raw kerosene is treated with hydrogen at a distillate hydrotreater to remove sulfur to make finished kerosene. A distillate hydrotreater built in 1993 and modified in 2006 also treats raw distillates to produce ultra low sulfur diesel fuel.

The long molecular chains of the heavy atmospheric and vacuum distillates are broken or “cracked” in the FCC unit and separated and recovered in the gas concentration unit to produce fuel gas, propylene, butylene, LPG, light and heavy catalytic naptha gasoline, light cycle oil and clarified oil. Fuel gas is burned within the refinery, propylene is fed to a polymerization unit which polymerizes its molecules into a larger chain to produce an 87 octane gasoline component, butylene is fed into an alkylation unit to produce a gasoline component and LPG is treated to remove trace quantities of water and then sold. Clarified oil is burned in the refinery or sold.

Various refinery gasoline components are blended together in refinery tankage to produce 87 octane and 93 octane finished gasoline. Likewise, light cycle oil is blended with other distillates to produce No. 2 heating oil. FCC light and heavy catalytic naptha is hydrotreated in order to meet new more stringent legally mandated limits on gasoline sulfur content which took effect January 1, 2008, and a portion of the light cycle oil is hydrotreated in order to meet new more stringent legally mandated limits on diesel fuel sulfur content which took effect June 1, 2006.

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

Supply of Crude Oil

Even though our crude supply is substantially all Canadian, it is not dependent on this source alone. Within 90 days, we could shift up to 70% of our crude oil requirements to some combination of domestic and offshore crude. With additional time, 100% of our crude requirements could be obtained from non-Canadian sources. 61% of our term contracts with our crude suppliers are on a month-to-month evergreen basis, with 60-to-90 day cancellation provisions; 39% of our term crude contracts are on an annual basis (with month to month pricing provisions). As of August 31, 2009, we had supply contracts with 14 major suppliers for an aggregate of 56,200 bpd of crude oil. We have contracts with three suppliers amounting to 53% of daily crude oil supply (none more than 12,000 barrels per day). None of the remaining suppliers accounted for more than 10% of our crude oil supply.

We access crude through the Kiantone Pipeline, which connects with the Enbridge pipeline system in West Seneca, New York, which is near Buffalo. The Enbridge pipeline system provides access to most North American and foreign crude oils through two primary routes: (i) Canadian crude oils are transported eastward from Alberta and other points in Canada, (ii) foreign crude oils unloaded at the Louisiana Offshore Oil Port are transported north via the Capline and Chicap pipelines which connect to the Enbridge pipeline system at Mokena, Illinois.

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

Refinery Turnarounds

Turnaround cycles vary for different refinery units. A planned turnaround of each of the two major refinery units (the crude unit and the FCC) is conducted approximately every three to five years, during which time such units are shutdown for internal inspection and repair. The most recent turnarounds occurred in March and April 2007 at our crude unit and its related processing equipment, and in October and November 2007 at our FCC unit and its related processing equipment. A turnaround, which generally takes two to four weeks to complete in the case of the two major refinery units, consists of a series of moderate to extensive maintenance exercises. Turnarounds are planned and accomplished in a manner that allows for reduced production during maintenance instead of a complete plant shutdown. We defer the cost of turnarounds when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 3 to 10 years (for tank turnarounds). Thus, we charge costs to production over the period most clearly benefited by the turnarounds.

The next scheduled turnarounds are currently scheduled to begin October 2010 at the FCC unit and March 2011 at the crude unit.

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

We maintain an approximate 60% / 40% split between sales at our rural and urban units. We believe this to be advantageous, balancing the higher gross margins and lower volumes often achievable due to decreased competition in rural areas with higher volumes and lower gross margins in urban areas. We believe that our network of rural convenience store units provide an important alternative to traditional grocery store formats. In fiscal year 2009, approximately 59% and 22% of our gasoline and distillate production, respectively, was sold through this retail network.

We deliver asphalt from the refinery to end user contractors by truck or railcar in addition to re-supplying our asphalt terminals in Rochester, New York and Pittsburgh, Pennsylvania.

Retail Operations

As of August 31, 2009, we operated a retail-marketing network (including those stores operated under a management agreement) that includes 367 retail units, of which 169 are located in western New York, 185 in northwestern Pennsylvania and 13 in eastern Ohio. We own 184 of these units. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names and grocery items under the Red Apple Food Mart® and Country Fair® brand names. We believe that Red Apple Food Mart®, Kwik Fill®, Country Fair®, Keystone® and Citgo® are well-recognized names in our marketing areas. Approximately 20% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. We believe that the Company operation of our retail units provides us with a significant advantage over competitors that operate wholly or partly through dealer arrangements because we have greater control over pricing and operating expenses.

We classify our retail stores into four categories: convenience stores, limited gasoline stations, truck stop facilities, and other stores. Convenience stores sell a wide variety of foods, snacks, cigarettes and beverages and also provide self-service gasoline. One hundred and seven of our 367 retail outlets include QSRs where food is prepared on the premises for retail sales and also distribution to our other nearby units that do not have in-store delicatessens. Limited gasoline stations sell gasoline, cigarettes, oil and related car care products and provide full service for gasoline customers. Truckstop facilities sell gasoline and diesel fuel on a self-service and full-service basis. All truckstops include either a full or mini convenience store.

Total merchandise sales for fiscal year 2009 were $239.1 million, with a gross profit of approximately $61.7 million. Gross margins on the sale of convenience merchandise averaged 25.8% for fiscal 2009 and has been relatively constant at 27.0% for the last three years. Merchandise sales have shown continued positive growth.

Merchandise Supply

Tripifoods, Buffalo, New York is our primary wholesale grocery supplier for our entire chain. During fiscal year 2009, we purchased approximately 72.0% of our convenience merchandise from this vendor. Tripifoods supplies us with products including tobacco, candy, deli, grocery, health and beauty products, and sundry items. We also purchase coffee, dairy products, beer, soda, snacks, and novelty goods from direct store vendors for resale. We annually review our suppliers’ costs and services versus those of alternate suppliers. We believe that alternative sources of merchandise supply at competitive prices are readily available.

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

Wholesale Marketing and Distribution

In fiscal 2009, we sold on a wholesale basis approximately 40,800 bpd of gasoline, distillate and asphalt products to distributor, commercial, and government accounts. In addition, we sell approximately 1,000 bpd of propane to liquefied petroleum gas marketers. In fiscal year 2009, our production of gasoline, distillate, and asphalt sold at wholesale was 41%, 78%, and 100%, respectively. We sell approximately 98% of our wholesale gasoline and distillate products from our refinery in Warren, Pennsylvania, and our Company-owned and operated product terminals. The remaining 2% are sold through third-party exchange terminals.

Our wholesale gasoline customer base includes 44 branded dealer/distributor units operating under our proprietary “Keystone® ” and “Kwik Fill®” brand names. Long-term dealer/distributor contracts accounted for approximately 17% of our wholesale gasoline sales in fiscal 2009. Supply contracts generally range from three to five years in length, with branded prices based on our prevailing wholesale rack price in Warren.

We believe that the location of our refinery provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100-mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, including fiscal 2009, we have experienced an approximately 1.8 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo.

Our ability to market asphalt is critical to the performance of our refinery. The timing and a consistent marketing effort enables the refinery to process lower cost higher sulfur content crude oils, which in turn affords us higher refining margins. Sales of paving asphalt generally occur during the period May 1 through October 31 based on weather conditions. In order to maximize our in season asphalt sales, we have made substantial investments to increase our asphalt storage capacity through the installation of additional tankage, as well as through the purchase or lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is our ability to sell asphalt year-round to roofing shingle manufacturers. In fiscal year 2009, we sold 6.7 million barrels of asphalt.

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

We use a network of six terminals to store and distribute refined products. This network provides distillate, and asphalt storage capacities of approximately 1,217,000 barrels, as of August 31, 2009.

During fiscal 2009, approximately 88% of our refined products were transported from the refinery via truck transports, with the remaining 12% transported by rail. The majority of our wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive rates. We also operate a fleet of ten tank trucks that supply approximately 24% of our Kwik Fill® retail stations.

Product distribution costs to both retail and wholesale accounts are minimized through product exchanges. Through these exchanges, we have access to product supplies at approximately 18 sources located throughout our retail marketing area. We seek to minimize retail distribution costs through the use of a system wide distribution model.

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

Gasoline and Diesel Fuel Manufacturing Standards

United continues to manufacture low sulfur fuels such as 30 Parts per Million (“PPM”) sulfur gasoline and 15 PPM ultra-low sulfur diesel. Process modifications necessary to reduce sulfur in these products were successfully implemented and the industry wide standards were achieved before the required deadlines.

Changes in fuel manufacturing standards including mandatory renewable fuel blending requirements and benzene reduction in gasoline will continue to affect our operations.

In 2005, the U.S. Congress passed the Energy Policy Act creating a Renewable Fuel Standard (“RFS1”). This standard requires a certain volume each year of transportation fuel sold to be comprised of renewable fuel, such as ethanol. The renewable fuel volume requirement was increased through passage of Energy Independence and Security Act of 2007. We are required to comply with the Renewable Fuel Standard by January 2011. In order to comply we expect to blend 10% ethanol in all our gasoline.

In May of 2009 the United States Environmental Protection Agency (“USEPA”) issued proposed regulations to revise RFS1. The revision better known as RFS2 requires much larger volumes of renewable fuels with a focus on advanced biofuels, such as cellulosic and biomass-based diesel. The RFS2 obligated volume requirement is calculated on both our gasoline and on-road diesel sales volumes, unlike that of RFS1 where by the requirement was based only on our gasoline volumes. If the regulations are adopted as proposed, our projections show we would be required to blend 5% biodiesel in all our diesel fuels as well as 10% ethanol in all of our gasoline starting January 1, 2011. The proposed regulations also contain provisions that, if adopted, may allow us to seek an extension of the effective date of these requirements under certain circumstances beyond January 1, 2011.

On August 27, 2009 the Pennsylvania Departments of Agriculture and Transportation certified that there was sufficient infrastructure in the Commonwealth to meet the requirements as prescribed by the Biofuels Development and In–State Production Incentive Act 78 of 2008. This Act requires all on-road diesel fuel sold in Pennsylvania to contain a minimum of 2% biodiesel starting May 1, 2010. We intend to start the program earlier then required, mid-December, to capitalize on any economic benefits such as selling Renewable Identification Numbers (“RINs”).

The estimated cost for projects associated with all renewable fuels legislation is $18 million, of which $1 million is for biodiesel and $17 million for ethanol.

The USEPA finalized another rule on February 26, 2007 under the Clean Air Act (“CAA”) known as the Mobile Source Air Toxics Rule No. 2 (“MSAT II”) intended to reduce emissions of benzene by, among other things, regulating gasoline quality. The rule requires us to reduce the amount of benzene in gasoline from a current average level of about 2.5% down to 0.62% by January 2011. The estimated cost of the project to reduce the benzene content is $8 million.

We are also monitoring closely all climate change and Greenhouse Gas (“GHG”) legislation, better known as Cap and Trade, that is currently being debated in Congress. The proposals vary and the final form of legislation, if any, is not yet certain. The core of the proposals generally require the capture and reporting of CO2 emissions data, leading to a baseline followed by mandatory CO2 emission reductions over time and the purchase of carbon credits under certain circumstances. On September 22, 2009 the U.S. Environmental Protection Agency adopted regulations governing the measurement and reporting GHG emissions commencing January 1, 2010. The Company believes compliance costs with these regulations will not be material. The ultimate cost of GHG reduction mandates and their effect on our business are, however, unknown until a more definitive proposal has been crafted by Congress and implementing regulations proposed.

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

Employees

As of August 31, 2009, we had approximately 4,469 employees; 1,925 full-time and 2,544 part-time employees. Approximately 3,783 persons were employed at our retail units, 339 persons at our refinery, Kiantone Pipeline and at terminals operated by us, with the remainder at our office in Warren, Pennsylvania. We have entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A and General Teamsters Local Union No. 397 covering 224, 6, and 21 employees, respectively. The agreements expire on February 1, 2012, January 31, 2012 and July 31, 2010, respectively. We believe that our relationship with our employees is good.

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

We have obtained the right to use the Red Apple Food Mart® service mark to identify our retail units under a royalty-free, nonexclusive, nontransferable license from Red Apple Supermarkets, Inc., a corporation which is indirectly wholly owned by John A. Catsimatidis, the indirect sole stockholder, Chairman of the Board and Chief Executive Officer of the Company. The license is for an indefinite term. The licensor has the right to terminate this license in the event that we fail to maintain quality acceptable to the licensor. We license the right to use the Keystone® trademark to approximately 44 independent distributors on a non-exclusive royalty-free basis.

We currently do not own any material patents. Management believes that the Company does not infringe upon the patent rights of others, nor does our lack of patent ownership impact our business in any material manner.

Governmental Approvals

We believe we have obtained all necessary governmental approvals, licenses, and permits to operate the refinery and convenience stores.

Financing

In November, 2008, we increased the limit of our revolving credit facility with PNC Bank, N.A., as Agent Bank (the “Revolving Credit Facility”) from $100,000,000 to $130,000,000. This amendment provides the Company greater flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles. The improved liquidity resulting from the expansion of the facility will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The term of the agreement does not change. It will expire on November 27, 2011. The amendment to the Revolving Credit Facility affected certain terms and provisions thereof, including an increase in the interest rate and a modification to the Net Worth covenant. Under the new amendment to the Revolving Credit Facility effective November 21, 2008, the applicable margin will continue to be calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate plus an applicable margin of .5% to 0%; the Federal Funds Open Rate plus .5%; or the Daily LIBOR rate plus 1%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.35% to 1.75%. The applicable margin varies with our facility leverage ratio calculation. The Agent Bank’s prime rate at August 31, 2009 was 3.25%.

During May 2007, the Company sold an additional $125,000,000 of 10 1/2% Senior Unsecured Notes due 2012 (the “Additional Notes”) for $130,312,500 resulting in a debt premium of $5,312,500 which will be amortized over the life of the Additional Notes using the effective interest method. These Additional Notes were issued under an indenture, dated as of August 6, 2004 (the “Indenture”), pursuant to which $200,000,000 of Notes of the same series were issued in August 2004 and an additional $25,000,000 in February 2005. The net proceeds of the offering were used and will continue to be used for capital expenditures and general corporate purposes. Additional Notes are hereinafter collectively called “the Senior Unsecured Notes” and are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries (see Notes 9 and 16 to Consolidated Financial Statements, Item 8).

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had outstanding letters of credit of $3,232,000 and approximately $126,768,000 unused and available under the Revolving Credit Facility as of August 31, 2009.

Gain on Extinguishment of Debt

During the year ended August 31, 2009, the Company acquired $26,040,000 of its 10 1/2% Senior Unsecured Notes due 2012 at an average price of $59.38, resulting in a gain from extinguishment of debt of $10,096,000, which is net of $346,000 of deferred financing costs and $136,000 of debt discount.

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

We do not manage the price risk related to all of our inventories of crude oil and refined products with a permanent hedging program; however, we do manage the risk exposure by managing inventory levels and by selectively applying hedging activities. At August 31, 2009, the Company had no open futures positions of crude oil puts.

At August 31, 2009, we were exposed to the risk of market price declines with respect to a substantial portion of our crude oil and refined product inventories.

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

Nature of Demand for Asphalt

In fiscal 2009, asphalt sales represented 18% of our total revenues. Over the same period, approximately 90% of our asphalt was produced for use in paving or repaving roads and highways. The level of paving activity is, in turn, dependent upon funding available from federal, state and local governments. Funding for paving has been affected in the past, and may be affected in the future, by budget difficulties at the federal, state or local levels. A decrease in demand for asphalt could cause us to sell asphalt at significantly lower prices or to curtail production of asphalt by processing more costly lower sulfur content crude oil which would adversely affect refining margins. In addition, paving activity in our marketing area generally ceases in the winter months. Therefore, much of our asphalt production during the winter must be stored until warmer weather arrives, resulting in delayed revenue recognition and inventory buildups each year.

Controlling Stockholder

John A. Catsimatidis indirectly owns all of our outstanding voting stock. By virtue of such stock ownership, Mr. Catsimatidis has the power to control all matters submitted to our stockholders and to elect all of our directors.

Restrictions Imposed by Terms of Indebtedness

The terms of the Revolving Credit Facility, the Indenture and the other agreements governing our indebtedness impose operating and financing restrictions on us and our subsidiaries. Such restrictions affect, and in many respects limit or prohibit, among other things, our ability and our subsidiaries’ ability to incur additional indebtedness, create liens, sell assets, or engage in mergers or acquisitions. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise could restrict corporate activities. There can be no assurance that such restrictions will not adversely affect our ability to finance our future operations or capital needs or to engage in other business activities which will be in our interest.

Our Pension Plans are Currently Underfunded

Substantially all of our employees are covered by three noncontributory defined benefit pension plans. As of August 31, 2009, as measured under FAS 87 (which is not the same as the measure used for purposes of calculating required contributions and potential liability to the Pension Benefit Guaranty Corporation, or PBGC),

the aggregate accumulated benefit obligation under our pension plans was approximately $85.2 million and the value of the assets of the plans was approximately $49.2 million. In fiscal 2009, we contributed $3.5 million to the three plans, and we have made additional contributions to our pension plans of $4.2 million in fiscal year 2010. If the performance of the assets in our pension plans does not meet our expectations or if other actuarial assumptions are modified, our contributions for future years could be higher than we expect.

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

We own various real property in the states of Pennsylvania, New York, Ohio, and Alabama, upon which, as of August 31, 2009, we operated 184 retail units and two crude oil and six refined product storage terminals. We also own the 78-mile long Kiantone Pipeline, a pipeline which connects our crude oil storage terminal to the refinery’s tank farm. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. We also have easements, right-of-way agreements, leases, permits, and similar agreements that would enable us to build a second pipeline on property contiguous to the Kiantone Pipeline.

As of August 31, 2009, we also lease an aggregate of 183 sites in Pennsylvania, New York, and Ohio upon which we operate retail units.

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

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth certain historical financial and operating data (the “Selected Information”) as of the end of and for each of the years in the five-year period ended August 31, 2009. The selected income statement, balance sheet, financial and ratio data as of and for each of the five-years ended August 31, 2009 has been derived from our audited consolidated financial statements. The operating information for all periods presented has been derived from our accounting and financial records. The Selected Information set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and Notes thereto in Item 8 and other financial information included elsewhere herein.

	Year Ended August 31,
	2009	2008	2007	2006	2005
	(in thousands)
Income Statement Data:
Net sales	$2,387,171	$3,208,012	$2,405,063	$2,437,052	$1,890,189
Gross margin (1)	379,253	261,413	449,451	418,426	294,173
Refining operating expenses (2)	126,531	152,521	130,164	145,117	120,573
Selling, general and administrative expenses	144,943	145,770	136,474	129,522	116,240
Operating income (loss)	91,468	(52,595)	168,394	130,597	42,134
Interest expense	(36,006)	(36,934)	(28,178)	(24,645)	(24,661)
Interest income	134	4,966	4,384	750	133
Other, net	(1,471)	(3,706)	(825)	(429)	(1,658)
Equity in net earnings of affiliate	41	2,879	1,611	2,190	864
Gain on early extinguishment of debt	10,096	—	—	—	—
Income (loss) before income tax expense (benefit)	64,262	(85,390)	145,386	108,463	16,812
Income tax expense (benefit)	26,235	(35,485)	59,680	44,449	6,900
Net income (loss)	38,027	(49,905)	85,706	64,014	9,912

Balance Sheet Data (at end of period):
Total assets	670,854	601,793	731,566	516,771	418,837
Total debt	331,576	367,291	358,952	228,014	227,141
Total stockholder’s equity	70,814	58,058	142,910	91,853	50,873

(1)	Gross margin is defined as gross profit plus refining operating expenses. Refinery operating expenses are expenses incurred in refining and included in costs of goods sold in our consolidated financial statements. Refining operating expense equals refining operating expenses per barrel, multiplied by the volume of total saleable products per day, multiplied by the number of days in the period.
(2)	Refinery operating expenses include refinery fuel produced and consumed in refinery operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Annual Report 10-K, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

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

The Company performed separate impairment tests on June 1, 2009 for its tradename and other intangible assets using discounted and undiscounted cash flow methods, respectively. The fair value of the tradename and other intangible assets exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing the tradename and intangible assets for impairment.

There were no material changes in the gross carrying amounts of goodwill, tradename, or other intangible assets for fiscal 2009.

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

The discount rate utilized in valuing the benefit obligations of the plans was derived from the rate of return on high quality bonds as of August 31, 2009. Similarly, the rate of compensation utilizes historic increases granted by the Company and the industry as well as future compensation policies. See Note 10 to Consolidated Financial Statements, Item 8.

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

General

The Company is engaged in the refining and marketing of petroleum products. In fiscal 2009, approximately 59% and 22% of the Company’s gasoline and distillate production, respectively, was sold through the

Company’s network of service stations and truck stops. The balances of the Company’s refined products were sold to wholesale customers. In addition to transportation and heating fuels, primarily gasoline and distillate, the Company is a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company’s profitability is influenced by fluctuations in the market prices of crude oils and refined products. Although the Company’s product sales mix helps to reduce the impact of large short-term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. Specifically, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt, retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise averaged 25.8% for fiscal 2009 and have been between 25.8% and 28.0% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices.

The Company includes in costs of goods sold operating expenses incurred in the refining process. Therefore, operating expenses reflect only selling, general and administrative expenses, including all expenses of the retail network, and depreciation and amortization.

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal year 2010. The lagged 3-2-1 crackspread as measured by the difference between the price of crude oil contracts traded on the NYMEX for the proceeding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, have been negatively affected by consistently fluctuating petroleum prices. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the month of September in fiscal year 2010 was $2.74 as compared to $14.36 for the fourth quarter of fiscal year 2009, a decrease of $11.62 or 81%. The lagged crackspread for October of fiscal year 2010 was $11.20, a decrease of $3.16 or 22% as compared to the fourth quarter of fiscal year 2009.

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

Retail Operations:

	Fiscal Year Ended August 31,
	2009	2008	2007
	(in thousands)
Net Sales
Petroleum	$974,419	$1,328,832	$982,624
Merchandise and other	239,127	220,723	208,966

Total Net Sales	$1,213,546	$1,549,555	$1,191,590

Costs of Goods Sold	$1,053,081	$1,424,629	$1,068,264

Gross Profit	$160,465	$124,926	$123,326

Operating Expenses	$126,854	$126,141	$117,775

Segment Operating Income/(Loss)	$33,611	$(1,215)	$5,551

Petroleum Sales (thousands of gallons)	390,843	380,285	371,418

Gross Profit
Petroleum (a)	$98,807	$66,522	$66,728
Merchandise and other	61,658	58,404	56,598

	$160,465	$124,926	$123,326

Petroleum margin ($/gallon) (b)	.2528	.1749	.1797
Merchandise margin (percent of sales)	25.8%	26.5%	27.1%
Average number of stations (during period)
Owned and leased	304	306	308
Managed	63	63	63

	367	369	371

(a)	Includes the effect of intersegment purchases from our wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross profit by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Net Sales

2009 vs. 2008

Retail sales decreased during fiscal 2009 by $336.0 million, or 21.7%, from $1,549.6 million in fiscal 2008 to $1,213.6 million in fiscal 2009. The retail sales decrease was a result of a $354.4 million decrease in petroleum sales, offset by an $18.4 million increase in merchandise sales. The petroleum sales decrease was due to a 28.7% decrease in retail selling price per gallon, offset by an increase of 10.6 million gallons or 2.8% in volume. The decrease in price generally reflects the decline in world wide petroleum prices. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

2008 vs. 2007

Retail sales increased during fiscal 2008 by $358.0 million, or 30.0%, from $1,191.6 million in fiscal 2007 to $1,549.6 million in fiscal 2008. The retail sales increase was a result of a $346.2 million increase in petroleum sales, and an $11.8 million increase in merchandise sales. The petroleum sales increase is due to an 8.9 million gallon or 2.4% increase in retail petroleum volume and a 32.1% increase in retail selling price. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

2009 vs. 2008

Retail costs of goods sold decreased during fiscal 2009 by $371.5 million, or 26.1%, from $1,424.6 million in fiscal 2008 to $1,053.1 million in fiscal 2009. This was primarily due to decreases in: petroleum purchase prices of $377.9 million, inventory pricing of $10.1 million and freight of $.5 million offset by increases in: merchandise costs of $15.2 million and fuel tax of $1.8 million.

2008 vs. 2007

Retail costs of goods sold increased during fiscal 2008 by $356.3 million, or 33.4%, from $1,068.3 million in fiscal 2007 to $1,424.6 million in fiscal 2008. This was primarily due to increases in petroleum purchases volume and price of $327.9, merchandise costs of $9.9 million, fuel taxes of 9.5 million, inventory costs of $5.8 million and freight costs of $3.2 million.

Gross Profit

2009 vs. 2008

Retail gross profit increased during fiscal 2009 by $35.6 million or 28.4% from $124.9 million in fiscal 2008 to $160.5 million in fiscal 2009. Gross profit on petroleum increased as a percent of sales from 4.3% in fiscal 2008 to 8.1% in fiscal 2009. Petroleum margins increased by $32.3 million, or 48.5%, due primarily to lower cost of goods on petroleum products. Merchandise margin increased by $3.3 million, or 5.6%, primarily due to a 8.3% increase in merchandise sales.

2008 vs. 2007

Retail gross profit increased during fiscal 2008 by $1.6 million or 1.3% from $123.3 million in fiscal 2007 to $124.9 million in fiscal 2008. Gross profit on petroleum decreased as a percent of sales from 5.6% in fiscal 2007 to 4.3% in fiscal 2008. Petroleum costs of goods sold increased substantially faster than the petroleum selling prices. Petroleum margins decreased by $.2 million, or .3%, due primarily to higher cost of goods on petroleum products. Merchandise margin increased by $1.8 million, or 3.2%, primarily due to a 5.6% increase in merchandise sales.

Operating Expenses

2009 vs. 2008

Retail operating expenses remained relatively constant during fiscal 2009 and fiscal 2008 due to the Company’s effort to keep overheads at the previous year level.

2008 vs. 2007

Retail operating expenses increased during fiscal 2008 by $8.4 million or 7.1% from $117.8 million in fiscal 2007 to $126.1 million in fiscal 2008. The primary contributing factor was increased payroll and related payroll costs of $4.2 million due to a Pennsylvania minimum wage increase effective July 1, 2007 from $6.25 to $7.15 per hour. Other increases were related to maintenance costs of $.2 million, credit/customer service costs of $2.6 million, supplies of $.3 million, legal/professional fees of $.1 million, insurance/utilities/taxes of $.7 million and advertising/promotion costs of $.4 million offset by a decrease in other miscellaneous costs of $.1 million.

Wholesale Operations:

	Fiscal Year Ended August 31,
	2009	2008	2007
	(in thousands)
Net Sales (a)	$1,173,625	$1,658,457	$1,213,473
Costs of Goods Sold	1,081,368	1,674,491	1,017,512

Gross Profit (Loss)	92,257	(16,034)	195,961

Operating Expenses	34,400	35,346	33,118

Segment Operating Income (Loss)	$57,857	$(51,380)	$162,843

Crude throughput (thousand barrels per day)	61.9	59.6	61.7

Refinery Product Yield

	Fiscal Year Ended August 31,
	2009	2008	2007
	(thousands of barrels)
Gasoline and gasoline blendstock	9,363	8,990	10,209
Distillates	5,387	5,446	5,442
Asphalt	6,791	6,535	6,604
Butane, propane, residual products, internally produced fuel and other	2,381	2,559	2,360

Total Product Yield	23,922	23,530	24,615

% Heavy Crude Oil of Total Refinery Throughput (b)	61%	60%	59%

Product Sales (a)

	Fiscal Year Ended August 31,
	2009	2008	2007
	(in thousands)
Gasoline and gasoline blendstock	$389,226	$620,983	$487,852
Distillates	331,284	577,743	365,582
Asphalt	425,538	407,708	338,262
Other	27,577	52,023	21,777

	$1,173,625	$1,658,457	$1,213,473

Product Sales (a)

	Fiscal Year Ended August 31,
	2009	2008	2007
	(thousands of barrels)
Gasoline and gasoline blendstock	5,556	5,568	6,163
Distillates	4,289	4,351	4,523
Asphalt	6,724	7,592	7,427
Other	807	824	549

	17,376	18,335	18,662

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Net Sales

2009 vs. 2008

Wholesale sales decreased during fiscal 2009 by $484.8 million, or 29.2%, from $1,658.5 million in fiscal 2008 to $1,173.6 million in fiscal 2009. The wholesale sales decrease was due to a 25.4% decrease in wholesale prices and a 5.2% decrease in wholesale volume.

2008 vs. 2007

Wholesale sales increased during fiscal 2008 by $445.0 million, or 36.7%, from $1,213.5 million in fiscal 2007 to $1,658.5 million in fiscal 2008. The wholesale sales increase was due to a 39.1% increase in wholesale prices offset by a 1.7% decrease in wholesale volume. The increase in wholesale price was primarily due to the volatility of the energy market.

Costs of Goods Sold

2009 vs. 2008

Wholesale costs of goods sold decreased during fiscal 2009 by $593.1 million, or 35.4%, from $1,674.5 million in fiscal 2008 to $1,081.4 million in fiscal 2009. The decrease in wholesale costs of goods sold was primarily due to the 31% decrease in the cost of purchased crude.

2008 vs. 2007

Wholesale costs of goods sold increased during fiscal 2008 by $657.0 million, or 64.6%, from $1,017.5 million in fiscal 2007 to $1,674.5 million in fiscal 2008. The increase in wholesale costs of goods sold was primarily due to a 39.1% increase in wholesale prices due to the volatility of the energy market.

Gross Profit

2009 vs. 2008

Wholesale gross profit increased during fiscal 2009 by $108.3 million or 675.4% from $(16.0) million in fiscal 2008 to $92.3 million in fiscal 2009. Gross profit increased as a percent of sales from (1.0) % in fiscal 2008 to 7.9% in fiscal 2009. Costs of goods sold decreased primarily due to the 31% decrease in the cost of purchased crude.

2008 vs. 2007

Wholesale gross profit decreased during fiscal 2008 by $211.9 million or 108.2% from $195.9 million in fiscal 2007 to $(16.0) million in fiscal 2008. Gross profit decreased as a percent of sales from 16.1% in fiscal 2007 to (1.0) % in fiscal 2008. Costs of goods sold increased primarily due to an increase in costs due to the volatility of the energy market and by the year-end impact of valuing the Company’s inventories under the LIFO cost method.

Operating Expenses

2009 vs. 2008

Wholesale operating expenses remained relatively constant during the fiscal 2008 and fiscal 2009 due to the Company’s effort to keep overheads at the previous years level. For fiscal 2009 operating expenses were $34.4 million, or 2.9% of net wholesale sales, compared to $35.3 million or 2.1% of net wholesale sales for fiscal 2008.

2008 vs. 2007

Wholesale operating expenses increased during fiscal 2008 by $2.2 million or 6.7% from $33.1 million in fiscal 2007 to $35.3 million in fiscal 2008. This increase was primarily due to pension expense, corporate administrative overhead, credit fees and depreciation on capital additions made in fiscal 2007. For fiscal 2008 operating expenses were $35.3 million, or 2.1% of net wholesale sales, compared to $33.1 million or 2.7% of net wholesale sales for fiscal 2007.

Interest Expense, Net

Net interest expense (interest expense less interest income) increased during fiscal 2009 by $3.9 million from $32.0 million for fiscal 2008 to $35.9 million for fiscal 2009. The increase was due to a decrease in interest income due to lower interest rates.

Net interest expense (interest expense less interest income) increased during fiscal 2008 by $8.2 million from $23.8 million for fiscal 2007 to $32.0 million for fiscal 2008. The increase was due to increased usage of short term borrowings under the Revolving Credit Facility throughout the fiscal year and a full year’s interest on Senior Unsecured Notes due 2012.

Income Tax Expense / (Benefit)

Our fiscal 2009, 2008 and 2007 effective tax rate remained consistent at 41%.

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

The following table summarizes selected measures of liquidity and capital sources:

	August 31, 2009	August 31, 2008
	(in thousands)
Cash and cash equivalents	$31,062	$32,447
Working capital	$229,627	$206,985
Current ratio	2.6	3.0
Debt	$331,576	$367,291

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations. We continuously evaluate our capital budget; however, management does not foresee any significant increase in maintenance and non-discretionary capital expenditures during fiscal 2010 that would impact future liquidity or capital resources. Maintenance and non-discretionary capital expenditures have averaged approximately $6 million annually over the last three years for the refining and marketing operations and management currently projects this capital expenditure to be approximately $5 million for fiscal 2010.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During fiscal 2009, significant uses of cash are summarized in the following table:

Fiscal Year Ended August 31, 2009
(in millions)
Significant uses of cash
Investing activities:
Property, plant and equipment
Residual upgrade	$(5.7)
Computers and equipment upgrade	(2.2)
Renewable fuels	(2.1)
Waste water treatment plant upgrade	(2.0)
Retail maintenance (blacktop, roof, HVAL, rehab)	(1.7)
#4 boiler upgrade	(1.4)
Upgrade to additive system—loading rack	(1.4)
Retail petroleum upgrade	(1.2)
Replace existing boiler—Springdale	(.8)
Miscellaneous equipment replacement	(.7)
Asbestos abatement phase 1	(.5)
Environmental upgrade	(.5)
Other general capital items (tank repairs, refinery piping projects, etc.)	(3.8)

Total property, plant and equipment	$(24.0)
Additions to refinery turnaround costs	$(1.2)

Net cash (used in) investing activities	$(25.2)

Financing activities:
Principal reductions of long-term debt	$(16.9)
Net reductions borrowings on revolving credit facility	(9.0)
Distribution (to) parent under the tax sharing agreement	(2.7)

Net cash (used in) financing activities	$(28.6)

Working capital items:
Accounts receivable decrease	$38.6
Accounts payable increase	36.7
Refundable income taxes increase	35.9
Prepaid expense decrease	6.7
Income taxes payable increase	5.1
Accrued liabilities increase	.7
Other	.7
Increase in inventory	(142.8)
Amounts due to affiliated companies	(3.4)

Cash (used in) working capital items	$(21.8)

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. In November, 2008, we increased the limit of our revolving credit facility with PNC Bank, N.A., as Agent Bank (the “Revolving Credit Facility”) from $100,000,000 to $130,000,000. This amendment provides the Company greater flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles. The improved liquidity resulting from the expansion of the facility will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The term of the agreement does not change. It will expire on November 27, 2011. The amendment to the Revolving Credit Facility affected certain terms and provisions thereof, including an increase in the interest rate and a modification to the Net Worth covenant. Under the new amendment to the Revolving Credit Facility effective November 21, 2008, the applicable margin will continue to be calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate plus an applicable margin of .5% to 0%; the Federal Funds Open Rate plus .5%; or the Daily LIBOR rate plus 1%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.35% to 1.75%. The applicable margin varies with our facility leverage ratio calculation. The Agent Bank’s prime rate at August 31, 2009 was 3.25%.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility.

We had outstanding letters of credit of $3,232,000 as of August 31, 2009. As of August 31, 2009, we had no outstanding borrowings under the Revolving Credit Facility resulting in net availability of $126,768,000.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of August 31, 2009 and is based on information appearing in the Notes to the Consolidated Financial Statements in Item 8:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Long-term debt	$329,158	$1,509	$325,481	$866	$1,302
Operating leases	91,574	11,810	22,175	16,183	41,406
Interest on 10.5% Senior Notes due 8/15/2012 (a) (b)	134,573	34,016	68,032	32,525	—

Total contractual cash obligations (c)	$555,305	$47,335	$415,688	$49,574	$42,708

(a)	Amounts do not reflect amortization of debt discount of $2.7 million, debt premium of $.8 million and debt premium of $5.3 million, respectively, on $200 million of Senior Unsecured Notes issued August 6, 2004, $25 million of Senior Unsecured Notes issued February 15, 2005, and $125 million of Senior Unsecured Notes issued May 4, 2007, respectively, which will be amortized over the life of the notes using the effective interest method (see Note 9 to Consolidated Financial Statements, Item 8).
(b)	Does not include interest on the Revolving Credit Facility. The applicable margin varies with our facility leverage ratio calculation. Under the amended Revolving Credit Facility, for base rate borrowings, interest is calculated at the greater of the Agent Bank’s prime rate less an applicable margin of 0% to .5% or federal funds rate plus 1%. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.25% to 1.75%. The applicable margin varies with our facility’s average unused availability calculation (see Notes 8 and 9 to Consolidated Financial Statements, Item 8).
(c)	Pension obligations are not included since payments are not known.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Statement 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Statement 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one year deferral for the implementation of Statement 157 for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The Company believes that the adoption of Statement 157 will not have a significant effect on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities-an amendment of FASB statements No. 133” ( “Statement 161”), which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and the related hedged items affect and entity’s financial position, financial performance and cash flows. Statement 161 is effective for the Company’s fiscal and interim periods beginning after November 15, 2008. The Company does not currently have any derivative instruments and is not involved in any hedging activities.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“Statement 165”), which establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet data but before the financial statements are issued or available for use. The Company adopted Statement 165 during the fourth quarter of 2009. In accordance with Statement 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on November 30, 2009.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“Statement 167”). Statement 167 amended FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” to require a company to determine whether the Company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, Statement 167 requires ongoing reassessment of whether it is the primary beneficiary of a variable interest entity and is effective for fiscal years beginning after November 15, 2009, and interim periods within that fiscal year. The Company believes that the adoption of Statement 167 will not have a significant effect on the Company’s consolidated financial position.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of General Accepted Accounting Principles” (“Statement 168”). Statement 168 establishes the Codification as the single source of GAAP to be applied in preparing financial statements in conformity with GAAP. Statement 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will supersede all existing non Securities and Exchange Commission (“SEC”) accounting and reporting standards. Rules and interpretative releases of the SEC under the authority of federal securities laws are also authoritative GAAP for SEC registrants. The Company believes that the adoption of Statement 168 will not have a significant impact on its consolidated financial position, results of operations and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We use our Revolving Credit Facility to finance a portion of our operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose us to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds rate or the LIBOR rate.

We have exposure to price fluctuations of crude oil and refined products. We do not manage the price risk related to all of our inventories of crude oil and refined products with a permanent formal hedging program, but we do manage our risk exposure by managing inventory levels and by selectively applying hedging activities. At August 31, 2009, the Company had no future positions.

At August 31, 2009, we were exposed to the risk of market price declines with respect to a substantial portion of our crude oil and refined product inventories.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Refining Company

Warren, Pennsylvania

We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity and cash flows for each of the three years in the period ended August 31, 2009. These consolidated financial statements are the responsibility of the management of United Refining Company and its subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the accompanying financial statements, the Company has adopted Statement of Financial Accounting Standards No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” as of August 31, 2007.

/s/ BDO Seidman, LLP

New York, New York
November 30, 2009

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	August 31,
	2009	2008
Assets
Current:
Cash and cash equivalents	$31,062	$32,447
Accounts receivable, net	85,382	124,022
Refundable income taxes	—	35,913
Inventories	237,541	94,708
Prepaid expenses and other assets	14,561	21,304
Amounts due from affiliated companies, net	809	—

Total current assets	369,355	308,394
Property, plant and equipment, net	252,048	244,011
Investment in affiliated company	—	6,389
Deferred financing costs, net	3,254	4,544
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,483	1,713
Deferred turnaround costs and other assets, net	7,452	13,120
Deferred income taxes	25,413	11,773

	$670,854	$601,793

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$—	$9,000
Current installments of long-term debt	2,327	2,184
Accounts payable	83,497	46,912
Accrued liabilities	17,017	16,377
Income taxes payable	5,149	—
Sales, use and fuel taxes payable	22,134	21,454
Deferred income taxes	9,604	2,891
Amounts due to affiliated companies, net	—	2,591

Total current liabilities	139,728	101,409
Long term debt: less current installments	329,249	356,107
Deferred gain on settlement of pension plan obligations	—	55
Deferred retirement benefits	131,059	86,146
Other noncurrent liabilities	4	18

Total liabilities	600,040	543,735

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share—shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	21,998	24,665
Retained earnings	94,365	56,338
Accumulated other comprehensive loss	(45,549)	(22,945)

Total stockholder’s equity	70,814	58,058

	$670,854	$601,793

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31,
	2009	2008	2007
Net sales	$2,387,171	$3,208,012	$2,405,063
Costs of goods sold	2,134,449	3,099,120	2,085,776

Gross profit	252,722	108,892	319,287

Expenses:
Selling, general and administrative expenses	144,943	145,770	136,474
Depreciation and amortization expenses	16,311	15,717	14,419

Total operating expenses	161,254	161,487	150,893

Operating income (loss)	91,468	(52,595)	168,394

Other income (expense):
Interest expense, net	(35,872)	(31,968)	(23,794)
Other, net	(1,471)	(3,706)	(825)
Equity in net earnings of affiliate	41	2,879	1,611
Gain on extinguishment of debt	10,096	—	—

	(27,206)	(32,795)	(23,008)

Income (loss) before income tax expense (benefit)	64,262	(85,390)	145,386

Income tax expense (benefit):
Current	17,455	(28,274)	59,705
Deferred	8,780	(7,211)	(25)

	26,235	(35,485)	59,680

Net income (loss)	$38,027	$(49,905)	$85,706

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended August 31,
	2009	2008	2007
Net income (loss)	$38,027	$(49,905)	$85,706
Other comprehensive (loss) income, net of taxes:
Minimum pension liability	—	—	1,579
Unrecognized post retirement costs	(22,604)	(2,269)	—

Other comprehensive (loss) income	(22,604)	(2,269)	1,579

Total comprehensive income (loss)	$15,423	$(52,174)	$87,285

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	Shares	Amount
Balance at August 31, 2006	100	$—	$14,244	$79,188	$(1,579)	$91,853
Dividends to stockholder	—	—	—	(23,339)	—	(23,339)
Other comprehensive income	—	—	—	—	1,579	1,579
Contribution from Parent under the Tax Sharing Agreement	—	—	7,787	—	—	7,787
Adjustment to initially apply Statement 158, net of taxes	—	—	—	—	(20,676)	(20,676)
Net income	—	—	—	85,706	—	85,706

Balance at August 31, 2007	100	—	22,031	141,555	(20,676)	142,910
Dividends to stockholder	—	—	—	(35,312)	—	(35,312)
Other comprehensive loss	—	—	—	—	(2,269)	(2,269)
Contribution from Parent under the Tax Sharing Agreement	—	—	2,634	—	—	2,634
Net loss	—	—	—	(49,905)	—	(49,905)

Balance at August 31, 2008	100	—	24,665	56,338	(22,945)	58,058
Other comprehensive loss	—	—	—	—	(22,604)	(22,604)
Distribution to Parent under the Tax Sharing Agreement	—	—	(2,667)	—	—	(2,667)
Net income	—	—	—	38,027	—	38,027

Balance at August 31, 2009	100	$—	$21,998	$94,365	$(45,549)	$70,814

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$38,027	$(49,905)	$85,706
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,180	22,165	18,044
Equity in net earnings of affiliate	(41)	(2,879)	(1,611)
Dissolution proceeds from affiliate	6,430	—	—
Gain on extinguishment of debt	(10,096)	—	—
Deferred income taxes	8,780	(7,211)	(25)
Loss on asset dispositions	1,012	1,967	1,932
Cash used in working capital items	(21,816)	(70,794)	(25,195)
Other, net	2	(1)	(2)
Change in operating assets and liabilities:
Other assets	375	(28)	61
Deferred retirement benefits	6,535	4,994	8,059
Other noncurrent liabilities	(14)	(28)	(555)

Total adjustments	14,347	(51,815)	708

Net cash provided by (used in) operating activities	52,374	(101,720)	86,414

Cash flows from investing activities:
Additions to property, plant and equipment	(23,970)	(42,143)	(43,590)
Marketable securities purchased	—	—	(75,854)
Proceeds from sale of marketable securities	—	75,854	—
Additions to turnaround costs	(1,246)	(10,077)	(6,023)
Dividends received	—	—	1,000
Proceeds from asset dispositions	17	9	11

Net cash (used in) provided by investing activities	(25,199)	23,643	(124,456)

Cash flows from financing activities:
Distribution (to) from Parent under the Tax Sharing Agreement	(2,667)	2,634	7,787
Proceeds from issuance of long-term debt	318	178	131,956
Principal reductions of long-term debt	(16,986)	(1,309)	(947)
Net (reductions) borrowings on revolving credit facility	(9,000)	9,000	—
Dividends to stockholder	—	(35,312)	(23,339)
Deferred financing costs	(225)	(108)	(1,171)

Net cash (used in) provided by financing activities	(28,560)	(24,917)	114,286

Net (decrease) increase in cash and cash equivalents	(1,385)	(102,994)	76,244
Cash and cash equivalents, beginning of year	32,447	135,441	59,197

Cash and cash equivalents, end of year	$31,062	$32,447	$135,441

Cash provided by (used in) working capital items:
Accounts receivable, net	$38,640	$(44,319)	$5,333
Refundable income taxes	35,913	(35,913)	—
Inventories	(142,833)	71,316	(35,391)
Prepaid expenses and other assets	6,743	(4,347)	4,852
Accounts payable	36,652	(22,894)	(14,463)
Accrued liabilities	640	734	(4,249)
Income taxes payable	5,149	(36,514)	15,082
Sales, use and fuel taxes payable	680	729	581
Amounts due affiliated companies	(3,400)	414	3,060

Total change	$(21,816)	$(70,794)	$(25,195)

Cash paid during the period for:
Interest	$38,852	$37,582	$30,758
Income taxes	$12,339	$42,320	$34,438

Non-cash investing and financing activities:
Property additions and capital leases	$1,179	$1,245	$24

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

The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its statement of operations. During the fiscal years ended August 31, 2009, 2008, and 2007, the Company realized net (losses) / gains from its trading activities of $0, $(3,518,000), and $4,114,000, respectively, which is included as an increase or reduction to costs of goods sold. The Company includes the carrying amounts of the contracts in prepaid expenses and other assets in the Consolidated Balance Sheet.

At August 31, 2009 and 2008, the Company had no open future positions that will expire in future periods.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Estimated Useful Lives (Years)
Refining	20-30
Marketing	15-30
Transportation	20-30

Leases

The Company leases land, buildings, and equipment under long-term operating and capital leases and accounts for the leases in accordance with Financial Account Standard No. 13, “Accounting for Leases”. Lease expense for operating leases is recognized on a straight-line basis over the expected lease term. The lease term begins on the date the Company has the right to control the use of the leased property pursuant to the terms of the lease.

Deferred Maintenance Turnarounds

The cost of maintenance turnarounds, which consist of complete shutdown and inspection of significant units of the refinery at intervals of two or more years for necessary repairs and replacements, are deferred when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 2 to 10 years. As of August 31, 2009 and 2008, deferred turnaround costs included in deferred turnaround costs and other assets, amounted to $6,786,000 and $12,079,000, net of accumulated amortization of $13,738,000 and $9,368,000, respectively. Amortization expense included in costs of goods sold for the fiscal years ended August 31, 2009, 2008 and 2007 amounted to $6,539,000, $6,239,000, and $2,757,000, respectively.

Amortizable Intangible Assets

The Company amortizes identifiable intangible assets such as brand names, non-compete agreements, leasehold covenants and deed restrictions on a straight line basis over their estimated useful lives which range from 5 to 25 years.

Revenue Recognition

Revenues for products sold by the wholesale segment are recorded upon delivery of the products to our customers, at which time title to those products is transferred and when payment has either been received or collection is reasonably assured. At no point do we recognize revenue from the sale of products prior to the transfer of its title. Title to product is transferred to the customer at the shipping point, under pre-determined contracts for sale at agreed upon or posted prices to customers of which collectibility is reasonably assured. Revenues for products sold by the retail segment are recognized immediately upon sale to the customer. Included in Net Sales and Costs of Goods Sold are consumer excise taxes of $215,670,000, $213,829,000 and $206,885,000 for the years ended August 31, 2009, 2008 and 2007, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s results of operations are included in the consolidated Federal Income tax return of the Parent and separately in various state jurisdictions. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. The Company is open to examination for tax years 2002 through 2008 and there is a federal tax audit in process for the tax years 2006 through 2008. There are currently no state tax audits in process and there are no unsettled income tax assessments outstanding. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of interest expense, net and other, net, respectively. No amounts of such expenses are currently accrued.

Post-Retirement Healthcare and Pension Benefits

The Company provides at no cost to retirees, post-retirement healthcare benefits to salaried and certain hourly employees. The benefits provided are hospitalization, medical coverage and dental coverage for the employee and spouse until age 65. After age 65, benefits continue until the death of the retiree, which results in the termination of benefits for all dependent coverage. If an employee leaves the Company as a terminated vested member of a pension plan prior to normal retirement age, the person is not entitled to any post-retirement healthcare benefits. Benefits payable under this program are secondary to any benefits provided by Medicare or any other governmental programs.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company purchased approximately 33% of its cost of goods sold from 3 vendor during the year ended August 31, 2009 and approximately 13% from one vendor during the year ended August 31, 2008. The Company is not obligated to purchase from these vendors, and, if necessary, there are other vendors from which the Company can purchase crude oil and other petroleum based products. The Company had approximately $24,194,000 and $14,451,000 in accounts payable for the years ended August 31, 2009 and 2008 to these respective vendors.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based upon estimated undiscounted cash flow forecasts. When any such impairment exists, the related assets will be written down to fair value.

Other Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (“Statement 130”). Statement 130 establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive loss includes charges and credits to equity that is not the result of transactions with the shareholder. Included in other comprehensive loss for the Company is a charge for unrecognized post retirement costs, which is net of taxes in accordance with Statement 158.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Statement 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Statement 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one year deferral for the implementation of Statement 157 for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The Company believes that the adoption of Statement 157 will not have a significant effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51” (“Statement 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. Statement 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. Statement 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of Statement 160 on the Company’s consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities-an amendment of FASB statements No. 133” ( “Statement 161”), which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and the related hedged items affect and entity’s financial position, financial performance and cash flows. Statement 161 is effective for the Company’s fiscal and interim periods beginning after November 15, 2008. The Company does not currently have any derivative instruments and is not involved in any hedging activities.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“Statement 165”), which establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet data but before the financial statements are issued or available for use. The Company adopted Statement 165 during the fourth quarter of 2009. In accordance with Statement 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on November 30, 2009.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“Statement 167”). Statement 167 amended FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” to require a company to determine whether the Company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, Statement 167 requires ongoing reassessment of whether it is the primary beneficiary of a variable interest entity and is effective for fiscal years beginning after November 15, 2009, and interim periods within that fiscal year. The Company believes that the adoption of Statement 167 will not have a significant effect on the Company’s consolidated financial position.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of General Accepted Accounting Principles” (“Statement 168”). Statement 168 establishes the Codification as the single source of GAAP to be applied in preparing financial statements in conformity with GAAP. Statement 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will supersede all existing non Securities and Exchange Commission (“SEC”) accounting and reporting standards. Rules and interpretative releases of the SEC under the authority of federal securities laws are also authoritative GAAP for SEC registrants. The Company believes that the adoption of Statement 168 will not have a significant impact on its consolidated financial position, results of operations and cash flows.

Reclassification

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform with the presentation in the current year.

2.	Accounts Receivable, Net

As of August 31, 2009 and 2008, accounts receivable were net of allowance for doubtful accounts of $2,525,000 and $2,892,000, respectively.

3.	Inventories

Inventories consist of the following:

	August 31,
	2009	2008
	(in thousands)
Crude Oil	$92,972	$17,273
Petroleum Products	110,573	39,836
Lower of cost or market reserve	(6,104)	—

Total @ LIFO	197,441	57,109

Merchandise	18,597	18,350
Supplies	21,503	19,249

Total @ FIFO	40,100	37,599

Total Inventory	$237,541	$94,708

Included in petroleum product inventories are exchange balances either held for or due from other petroleum marketers. These balances are not significant.

The Company does not own sources of crude oil and depends on outside vendors for its needs.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories at the lower of last-in, first-out (“LIFO”) cost or market reflect a market valuation reserve of $6,104,000 and $0 at August 31, 2009 ad 2008, respectively. As of August 31, 2009 and 2008, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $5,278,000 and $153,347,000, respectively. For the fiscal year ended August 31, 2009 and 2008, the Company recorded a gain from a LIFO layer liquidation of $0 and $10,899,000, respectively.

4.	Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	August 31,
	2009	2008
	(in thousands)
Refinery equipment, including construction-in-progress	$297,028	$278,556
Marketing (i.e. retail outlets)	103,068	100,088
Transportation	13,326	12,538

	413,422	391,182
Less: Accumulated depreciation	161,374	147,171

	$252,048	$244,011

5.	Goodwill and Intangible Assets

As of August 31, 2009 and 2008, the Company’s intangible assets and goodwill, included in the Company’s retail segment, were as follows:

	Weighted Average Remaining Life	August 31, 2009		August 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizable intangible assets:
Vendor contracts	—	$—	$—	$2,600	$2,476
Deed restrictions	17 yrs.	800	245	800	213
Leasehold covenants	14 yrs.	1,490	562	1,490	488

		$2,290	$807	$4,890	$3,177

Non-amortizable assets:
Tradename		$10,500	$—	$10,500	$—
Goodwill		$1,349	$—	$1,349	$—

Amortization expense for the fiscal years ended August 31, 2009, 2008, and 2007 amounted to $230,000, $478,000, and $505,000, respectively.

Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending August 31, 2014 is estimated to be $106,000 in 2010, $106,000 in 2011, $106,000 in 2012, $106,000 in 2013, and $106,000 in 2014.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Accrued Liabilities

Accrued liabilities include the following:

	August 31,
	2009	2008
	(in thousands)
Interest	$1,476	$1,645
Payrolls and benefits	13,615	12,654
Other	1,926	2,078

	$17,017	$16,377

7.	Leases

The Company occupies premises, primarily retail gas stations and convenience stores and office facilities under long-term leases which require minimum annual rents plus, in certain instances, the payment of additional rents based upon sales. The leases generally are renewable for one to three five-year periods.

As of August 31, 2009 and 2008, capitalized lease obligations, included in long-term debt, amounted to $1,282,000 and $1,464,000, respectively, inclusive of current portion of $205,000 and $182,000, respectively. The related assets (retail gas stations and convenience stores) as of August 31, 2009 and 2008 amounted to $936,000 and $1,104,000, net of accumulated amortization of $1,278,000 and $1,110,000, respectively. Lease amortization amounting to $168,000, $169,000, and $168,000 for the years ended August 31, 2009, 2008, and 2007, respectively, is included in depreciation and amortization expense.

Future minimum lease payments as of August 31, 2009 are summarized as follows:

Year ended August 31,	Capital Leases	Operating Leases
	(in thousands)
2010	$341	$11,810
2011	275	11,500
2012	195	10,675
2013	155	8,574
2014	161	7,609
Thereafter	970	41,406

Total minimum lease payments	2,097	91,574
Less: Minimum sublease rents	—	172

Net minimum sublease payments	2,097	$91,402

Less: Amount representing interest	815

Present value of net minimum lease payments	$1,282

Net rent expense for operating leases amounted to $11,342,000, $11,564,000, and $11,094,000 for the years ended August 31, 2009, 2008 and 2007, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Credit Facility

In November 2006, the Company extended the term of its $100,000,000 Revolving Credit Facility from May 9, 2007 to November 27, 2011. In November 2008, the Company amended its Revolving Credit Facility to increase the maximum facility commitment from $100,000,000 to $130,000,000 on a permanent basis and amended certain terms and provisions thereof, including an increase in the interest rate and a modification to the Net Worth Covenant. Under the amended Revolving Credit Facility, interest is calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate plus an applicable margin of .5% to 0% or, the Federal Funds Open Rate plus .5% or the Daily LIBOR rate plus 1%; and (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.35% to 1.75%. The applicable margin will vary depending on a formula calculating our average unused availability under the facility. The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory which amounted to $249,000,000 as of August 31, 2009. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility.

As of August 31, 2009, no Base-Rate borrowings and no Euro-Rate borrowings were outstanding under the agreement. As of August 31, 2008, $9,000,000 of Base-Rate borrowing and no Euro-Rate borrowings were outstanding under the agreement. $3,233,000 and $432,000 of letters of credit were outstanding under the agreement at August 31, 2009 and 2008, respectively. The weighted average interest rate for Base-Rate borrowing for the years ended August 31, 2009 and 2008 was 3.8% and 4.7%, respectively. The weighted average interest rate for Euro-Rate borrowings was 0% for the fiscal years ended August 31, 2009 and 2008, respectively. The Company pays a commitment fee of 3/8% per annum on the unused balance of the facility. All bank related charges are included in Other, net in the Consolidated Statements of Operations.

9.	Long-Term Debt

During May 2007, the Company sold an additional $125,000,000 of 10 1/2% Senior Unsecured Notes (the “Senior Unsecured Notes”) due 2012 for $130,312,500, resulting in a debt premium of $5,312,500 which will be amortized over the life of the notes using the interest method. These additional notes were issued under an indenture, dated as of August 6, 2004, pursuant to which $200,000,000 of notes of the same series were issued in August 2004. The net proceeds of the offering were used for capital expenditures and general corporate purposes.

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

Both the Indenture of the Senior Unsecured Notes and the facility (See Footnote 8 to Consolidated Financial Statements) require that the Company maintain certain financial covenants. The facility requires the Company to meet certain financial covenants, as defined in the facility, a minimum Fixed Charge Coverage Ratio and a

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

minimum Consolidated Net Worth. In addition, the facility limits the amount the Company can distribute for capital and operating leases. Both the facility and the Indenture of the Senior Unsecured Notes restrict the amount of dividends payable and the incurrence of additional Indebtedness. As of August 31, 2009 the Company is in compliance with covenants under the facility and the Indenture.

During the year ended August 31, 2009, the Company acquired $26,040,000 of its 10 1/2% Senior Unsecured Notes due 2012 at an average price of $59.38, resulting in a gain from extinguishment of debt of $10,096,000, which is net of $346,000 of deferred financing costs and $136,000 of debt discount.

A summary of long-term debt is as follows:

	August 31,
	2009	2008
	(in thousands)
Long-term debt:
10.50% Senior Unsecured Notes due August 15, 2012	$326,378	$353,065
Other long-term debt	5,198	5,226

	331,576	358,291
Less: Current installments of long-term debt, net of unamortized premium	2,327	2,184

Total long-term debt, less current installments	$329,249	$356,107

The principal amount of long-term debt matures as follows:

Year ended August 31,
(in thousands)
2010	$1,509
2011	879
2012	324,602
2013	493
2014	373
Thereafter	1,302

329,158
Unamortized premium, net	2,418

Total	$331,576

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following financing costs have been deferred and are being amortized to expense over the term of the related debt:

	August 31,
	2009	2008
	(in thousands)
Beginning balance	$8,552	$8,444
Current year additions	225	108

Total financing costs	8,777	8,552
Less:
Deferred financing costs associated with debt retirement	346	—
Accumulated amortization	5,177	4,008

	$3,254	$4,544

Amortization expense for the fiscal years ended August 31, 2009, 2008 and 2007 amounted to $1,169,000, $1,199,000, and $1,182,000, respectively.

10.	Employee Benefit Plans

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

Net periodic pension cost and post-retirement healthcare benefit cost consist of the following components for the years ended August 31, 2009, 2008, and 2007:

	Pension Benefits			Other Post-Retirement Benefits
	2009	2008	2007	2009	2008	2007
	(in thousands)
Service cost	$2,738	$2,639	$2,611	$2,642	$2,588	$2,275
Interest cost on benefit obligation	5,205	4,542	4,187	4,487	4,085	3,398
Expected return on plan assets	(4,362)	(4,786)	(4,240)	—	—	—
Amortization of transition obligation	2	65	140	597	597	597
Amortization and deferrals	1,104	360	762	978	1,299	975

Net periodic benefit cost	$4,687	$2,820	$3,460	$8,704	$8,569	$7,245

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other changes in plan assets and benefit obligation recognized in Other Comprehensive Income consist of the following for the fiscal years ending August 31, 2009 and 2008 (in thousands):

	Pension Benefits		Other Post-Retirement Benefits
	2009	2008	2009	2008
Current year actuarial (gain) / loss	$28,094	$8,778	$12,898	$(2,610)
Amortization of actuarial gain / (loss)	(826)	(81)	(978)	(1,300)
Current year prior service (credit) / cost	—	—	—	—
Amortization of prior service credit / (cost)	(278)	(278)	—	—
Amortization of transition asset / (obligation)	(2)	(65)	(597)	(597)

Total recognized in other comprehensive income	$26,988	$8,354	$11,323	$(4,507)

Total recognized in net periodic benefit cost and other comprehensive income	$31,675	$11,173	$20,027	$4,062

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended August 31, 2009 and 2008:

	Pension Benefits		Other Post-Retirement Benefits
	2009	2008	2009	2008
	(in thousands)
Change in benefit obligation:
Benefit obligation @ beginning of year	$76,542	$71,270	$65,464	$63,827
Service cost	2,738	2,639	2,642	2,588
Interest cost	5,205	4,542	4,487	4,085
Medicare act subsidy effect	—	—	67	194
Actuarial (gains) / losses	18,364	53	12,897	(2,610)
Benefits paid	(2,399)	(1,962)	(2,986)	(2,620)

Benefit obligation @ end of year	100,450	76,542	82,571	65,464

Change in plan assets:
Fair values of plan assets @ beginning of year	53,501	55,802	—	—
Actual return on plan assets	(5,367)	(3,939)	—	—
Company contributions	3,488	3,600	2,919	2,426
Benefits paid	(2,399)	(1,962)	(2,986)	(2,620)
Medicare act subsidy effect	—	—	67	194

Fair values of plan assets @ end of year	49,223	53,501	—	—

Funded status	$51,227	$23,041	$82,571	$65,464

Amounts recognized in the balance sheet consist of:
Current liability	$—	$—	$3,095	$2,750
Noncurrent liability	51,227	23,041	79,476	62,714

Net amount recognized	$51,227	$23,041	$82,571	$65,464

Note: For plans with assets less than the accumulated benefit obligation (ABO), the aggregate ABO is $85,158,000 while the aggregate asset value is $49,223,000.

Amounts recognized in Accumulated Other Comprehensive Income:

	Pension Benefits		Other Post-Retirement Benefits
	2009	2008	2009	2008
	(in thousands)
Accumulated net actuarial loss	$(43,133)	$(15,864)	$(30,647)	$(18,727)
Accumulated prior service cost	(1,029)	(1,308)	—	—
Accumulated transition obligation	(5)	(7)	(2,387)	(2,984)

Net amount recognized, before tax effect	$(44,167)	$(17,179)	$(33,034)	$(21,711)

The preceding table presents two measures of benefit obligations for the pension plans. Accumulated benefit obligation (ABO) generally measures the value of benefits earned to date. Projected benefit obligation (PBO) also includes the effect of assumed future compensation increases for plans in which benefits for prior service are affected by compensation changes. Each of the three pension plans, whose information is aggregated above, have asset values less than these measures. Plan funding amounts are calculated pursuant to ERISA and Internal Revenue Code rules. The postretirement benefits are not funded.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted average assumptions:	Pension Benefits		Other Post-Retirement Benefits
	2009	2008	2009	2008
Discount rate	5.15% - 5.65%	6.40% - 6.70%	5.60%	6.70%

Expected return on plan assets	8.00%	8.25%
Rate of compensation increase	4.00%	4.00%

The discount rate assumptions at August 31, 2009 and 2008 were determined independently for each plan. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after exclusion of the 10% of the bonds with the highest yields and the 10% with the lowest yields. For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

	Pension Benefits		Other Post-Retirement Benefits
	2009	2008	2009	2008
Discount rate	6.40% - 6.70%	6.00% - 6.30%	6.70%	6.25%
Expected return on plan assets	8.00%	8.25%	N/A	N/A
Rate of compensation increase	4.00%	3.50%	N/A	N/A
Health care cost trend rate
—Initial trend	N/A	N/A	8.00%	9.00%
—Ultimate trend	N/A	N/A	5.00%	5.00%
—Year ultimate reached	N/A	N/A	2015	2012

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 8% and 5% for 2009 and 9% and 5%, respectively, for 2008. The rates were assumed to decrease gradually to 5% for medical benefits until 2015 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1 percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease
	(in thousands)
Effect on total of service and interest cost components	$1,203	$(978)
Effect on post-retirement benefit obligation	12,759	(10,466)

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plans and the allocation strategy currently in place among those classes.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the above accrued benefit costs to the consolidated amounts reported on the Company’s balance sheets follows:

	August 31,
	2009	2008
	(in thousands)
Accrued pension benefits	$51,227	$23,041
Accrued other post-retirement benefits	82,571	65,464

	133,798	88,505
Current portion of above benefits, included in payrolls and benefits in accrued liabilities	(3,095)	(2,750)
Supplemental pension and other deferred compensation benefits	356	391

Deferred retirement benefits	$131,059	$86,146

The pension plans weighted-average target allocation for the year ended August 31, 2010 and strategic asset allocation matrix as of August 31, 2009 and 2008 are as follows:

	Target Allocation	Plan Assets @ 8/31
Asset Category	2009	2009	2008
Equity Securities	55 – 75%	69%	68%
Debt Securities	25 – 35%	31%	31%
Cash/Cash Equivalents	0 – 10%	—	1%

		100%	100%

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The investment policy is reviewed by the Committee at least annually and confirmed or amended as needed.

Under Statement 158 beginning at Fiscal Year Ended August 31, 2007, the transition obligation, prior service costs, and actuarial (gains)/losses are recognized in Accumulated Other Comprehensive Income each August 31 or any interim measurement date, while amortization of these amounts through net periodic benefit cost will occur in accordance with FAS 87 and FAS 106. The estimated amounts that will be amortized in 2010 follow:

Estimated 2010 Amortization	Pension Benefits	Other Post-Retirement Benefits
	(in thousands)
Transition obligation amortization	$2	$597
Prior service cost (credit) amortization	278	—
Net loss amortization	3,288	1,842

Total	$3,568	$2,439

The following contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Post-Retirement Benefits
Employer Contributions		Gross	(Subsidy receipts)
	(in thousands)
FYE 8/31/2010 (expected)	$4,216	$3,095	$(221)

Expected Benefit Payments for FYE 8/31
2010	$3,391	$3,095	$(221)
2011	3,714	3,496	(250)
2012	4,175	3,892	(285)
2013	4,650	4,342	(321)
2014	5,159	4,856	(358)
2015 - 2019	33,457	31,749	(2,350)

The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets. For the postretirement benefit plan, the contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets.

The Company’s postretirement benefit plan is likely to be affected by The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Beginning in 2006, the Act provides a Federal subsidy payment to companies providing benefit plans that meet certain criteria regarding their generosity. The Company expects to receive those subsidy payments. The Company has accounted for the Act in accordance with FASB Staff Position No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which requires, in the Company’s case, recognition on August 31, 2004. The benefit obligation as of that date reflects the effect of the federal subsidy, and this amount is identified in the table reconciling the change in benefit obligation above. The estimated effect of the subsidy on cash flow is shown in the accompanying table of expected benefit payments above. The expected subsidy reduced net periodic postretirement benefit cost by $939,000, as compared with the amount calculated without considering the effects of the subsidy.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s deferred gain on settlement of past pension plan obligations amounted to $0 and $55,000 as of August 31, 2009 and 2008, respectively, and is being amortized over 23 years. The related amortization amounted to $55,000, $215,000 and $215,000 for each of the years ended August 31, 2009, 2008 and 2007, respectively.

The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company’s contributions to these plans amounted to $894,000, $1,011,000, and $937,000 for the years ended August 31, 2009, 2008 and 2007, respectively.

11.	Income Taxes

Income tax expense (benefit) consists of:

	Year Ended August 31,
	2009	2008	2007
	(in thousands)
Federal:
Current	$14,393	$(28,379)	$44,752
Deferred	5,469	1,271	391

	19,862	(27,108)	45,143

State:
Current	3,062	105	14,953
Deferred	3,311	(8,482)	(416)

	6,373	(8,377)	14,537

	$26,235	$(35,485)	$59,680

Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income before income tax expense (benefit) is as follows:

	Year Ended August 31,
	2009	2008	2007
	(in thousands)
U. S. federal income taxes (benefits) at the statutory rate	$22,494	$(29,877)	$50,885
State income taxes (benefits), net of Federal benefit	4,124	(5,443)	9,469
Domestic production activity deduction	(700)	(169)	(1,015)
Nondeductible expenses	300	564	238
Other	17	(560)	103

Income tax attributable to income before income tax expense	$26,235	$(35,485)	$59,680

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax liabilities (assets) are comprised of the following:

	August 31,
	2009	2008
	(in thousands)
Current deferred income tax liabilities (assets):
Inventory valuation	$11,001	$4,442
Accounts receivable allowance	(1,036)	(1,206)
Accrued liabilities	(3,603)	(900)
Other	3,242	555

	9,604	2,891

Deferred income tax liabilities (assets):
Property, plant and equipment	38,254	34,761
Accrued liabilities	(54,232)	(36,060)
Federal carryforwards	—	(264)
State net operating loss carryforwards	(8,607)	(9,771)
Valuation allowance	—	—
Other	(828)	(439)

	(25,413)	(11,773)

Net deferred income tax (asset) liability	$(15,809)	$(8,882)

The Company’s results of operations are included in the consolidated Federal tax return of the Parent (See Footnote 13 to Consolidated Financial Statements). The Company has no Federal net operating loss carryforwards for regular tax purposes. For state purposes, two entities have Pennsylvania net operating loss carryforwards of $81,000,000 and $45,000,000, respectively, which will expire between fiscal year 2019 and fiscal year 2028. Pennsylvania limits the amount of net operating loss carryforwards which can be used to offset Pennsylvania taxable income to the greater of $3,000,000 or 15% of Pennsylvania taxable income prior to the net operating loss deduction. The Company believes that the Pennsylvania net operating loss carryforwards will be utilized to offset future Pennsylvania taxable income.

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

The fair value of long-term debt (See Footnote 9 to Consolidated Financial Statements) was determined using the fair market value of the individual debt instruments. As of August 31, 2009, the carrying amount and estimated fair value of these debt instruments approximated $331,577,000 and $267,627,000, respectively.

13.	Transactions with Affiliated Companies

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2009, 2008 and 2007, $5,102,000, $5,102,000, and $5,102,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 18 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2009, 2008 and 2007, the Company billed the affiliate $1,219,000, $1,147,000, and $1,018,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2009 and 2008, the Company had a (payable) / receivable (to) / from the affiliate of $(306,259) and $27,000, respectively, under the terms of the agreement, which is included in Amounts Due to/from Affiliated Companies, Net.

Effective June 1, 2001, the Company entered into a 50% joint venture with an unrelated entity for the marketing of asphalt products. The joint venture is accounted for using the equity method of accounting. As of July 31, 2008 the joint venture ceased operations due to the insolvency of the joint venture partner. For the years ended August 31, 2009, 2008 and 2007, net sales to the joint venture amounted to $0, $15,419,000, and $12,596,000, respectively. As of August 31, 2009 and 2008, the Company had a (payable) receivable (to) from the joint venture of $0 and $(1,931,000), respectively, under the terms of the agreement, which is included in Amounts Due to/from Affiliated Companies, Net.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2009, 2008 and 2007, the Company billed the affiliate $2,245,000, $2,037,000, and $1,976,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 50 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2009, 2008 and 2007, net sales to the affiliate amounted to $112,878,000, $173,190,000, and $116,240,000, respectively. As of August 31, 2009 and 2008, the Company had accounts payable to the affiliate of $614,000 and $1,321,000, respectively, under the terms of the agreement.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2009, 2008 and 2007, such fees amounted to approximately $2,000,000, $2,000,000, and $2,000,000, respectively, which is included in Selling, General and Administrative Expenses.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to the tax years ended August 31, 2009 and 2008 amounted to $(2,667,000) and $2,634,000, respectively and have been recorded as a capital (distribution) contribution. As of August 31, 2009 and 2008, the Company had a receivable from the Parent of $1,728,000 and $634,000, respectively, under the terms of the Tax Sharing Agreement.

During the years ended August 31, 2009, 2008 and 2007, the Company incurred $372,000 in each year as its share of occupancy expenses for our offices in New York that it shares with affiliates of the Company. Such offices are located in a building owned by John Catsimatidis.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended August 31, 2009, 2008, and 2007, the Company shared certain costs with an affiliate of the Company for aircraft owned by another affiliate of the Company and incurred $0, $180,000 and $332,000, respectively, as its share of such costs.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the reportable segments are the same as those described in Footnote 1 to Consolidated Financial Statements. Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following table.

	Year Ended August 31,
	2009	2008	2007
	(in thousands)
Net Sales
Retail	$1,213,546	$1,549,555	$1,191,590
Wholesale	1,173,625	1,658,457	1,213,473

	$2,387,171	$3,208,012	$2,405,063

Intersegment Sales
Wholesale	$512,384	$829,577	$546,981

Operating Income (Loss)
Retail	$33,611	$(1,215)	$5,551
Wholesale	57,857	(51,380)	162,843

	$91,468	$(52,595)	$168,394

Total Assets
Retail	$150,082	$179,119	$158,164
Wholesale	520,772	422,674	573,402

	$670,854	$601,793	$731,566

Depreciation and Amortization
Retail	$5,273	$5,044	$4,609
Wholesale	11,038	10,673	9,810

	$16,311	$15,717	$14,419

Capital Expenditures (including non-cash portion)
Retail	$5,161	$8,359	$7,783
Wholesale	19,988	35,029	35,831

	$25,149	$43,388	$43,614

16.	Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $350,000,000 Senior Unsecured Note Indenture due August 15, 2012. Financial information for the Company’s wholly-owned subsidiary guarantors is as follows:

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	August 31, 2009				August 31, 2008
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$21,265	$9,797	$—	$31,062	$11,358	$21,089	$—	$32,447
Accounts receivable, net	52,726	32,656	—	85,382	75,524	48,498	—	124,022
Refundable income taxes	—	—	—	—	34,530	1,383	—	35,913
Inventories	209,729	27,812	—	237,541	64,614	30,094	—	94,708
Prepaid expenses and other assets	8,733	5,828	—	14,561	16,338	4,966	—	21,304
Amounts due from affiliated companies	1,728	(919)	—	809	—	—	—	—
Intercompany	106,025	15,527	(121,552)	—	163,202	17,001	(180,203)	—

Total current assets	400,206	90,701	(121,552)	369,355	365,566	123,031	(180,203)	308,394

Property, plant and equipment, net	174,629	77,419	—	252,048	166,266	77,745	—	244,011
Investment in affiliated company	—	—	—	—	6,389	—	—	6,389
Deferred financing costs, net	3,254	—	—	3,254	4,544	—	—	4,544
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets	—	1,483	—	1,483	—	1,713	—	1,713
Deferred turnaround costs & other assets	6,577	875	—	7,452	11,984	1,136	—	13,120
Deferred income taxes	29,658	(4,245)	—	25,413	15,778	(4,005)	—	11,773
Investment in subsidiaries	9,872	—	(9,872)	—	(5,922)	—	5,922	—

	$624,196	$178,082	$(131,424)	$670,854	$564,605	$211,469	$(174,281)	$601,793

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$—	$—	$—	$—	$9,000	$—	$—	$9,000
Current installments of long-term debt	1,350	977	—	2,327	1,315	869	—	2,184
Accounts payable	62,789	20,708	—	83,497	24,550	22,362	—	46,912
Accrued liabilities	10,864	6,153	—	17,017	10,615	5,762	—	16,377
Income taxes payable	(4,861)	10,010	—	5,149	—	—	—	—
Sales, use and fuel taxes payable	17,703	4,431	—	22,134	16,961	4,493	—	21,454
Deferred income taxes	9,538	66	—	9,604	3,590	(699)	—	2,891
Amounts due to affiliated companies	—	—	—	—	1,297	1,294	—	2,591
Intercompany	—	121,552	(121,552)	—	—	180,203	(180,203)	—

Total current liabilities	97,383	163,897	(121,552)	139,728	67,328	214,284	(180,203)	101,409
Long term debt: less current installments	326,822	2,427	—	329,249	353,098	3,009	—	356,107
Deferred gain on settlement of pension plan obligations	—	—	—	—	55	—	—	55
Deferred retirement benefits	129,177	1,882	—	131,059	86,066	80	—	86,146
Other noncurrent liabilities	—	4	—	4	—	18	—	18

Total liabilities	553,382	168,210	(121,552)	600,040	506,547	217,391	(180,203)	543,735

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	21,998	10,651	(10,651)	21,998	24,665	10,651	(10,651)	24,665
Retained earnings (deficit)	94,365	210	(210)	94,365	56,338	(16,464)	16,464	56,338
Accumulated other comprehensive loss	(45,549)	(1,007)	1,007	(45,549)	(22,945)	(127)	127	(22,945)

Total stockholder’s equity	70,814	9,872	(9,872)	70,814	58,058	(5,922)	5,922	58,058

	$624,196	$178,082	$(131,424)	$670,854	$564,605	$211,469	$(174,281)	$601,793

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2009				Year Ended August 31, 2008				Year Ended August 31, 2007
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$1,686,009	$1,218,224	$(517,062)	$2,387,171	$2,488,034	$1,554,041	$(834,063)	$3,208,012	$1,760,454	$1,196,266	$(551,657)	$2,405,063
Costs of goods sold	1,590,899	1,060,612	(517,062)	2,134,449	2,507,529	1,425,654	(834,063)	3,099,120	1,564,431	1,073,002	(551,657)	2,085,776

Gross profit (loss)	95,110	157,612	—	252,722	(19,495)	128,387	—	108,892	196,023	123,264	—	319,287

Expenses:
Selling, general and administrative expenses	22,786	122,157	—	144,943	24,115	121,655	—	145,770	22,773	113,701	—	136,474
Depreciation and amortization expenses	10,625	5,686	—	16,311	10,273	5,444	—	15,717	9,506	4,913	—	14,419

Total operating expenses	33,411	127,843	—	161,254	34,388	127,099	—	161,487	32,279	118,614	—	150,893

Operating income (loss)	61,699	29,769	—	91,468	(53,883)	1,288	—	(52,595)	163,744	4,650	—	168,394

Other income (expense):
Interest expense, net	(33,879)	(1,993)	—	(35,872)	(26,791)	(5,177)	—	(31,968)	(13,229)	(10,565)	—	(23,794)
Other, net	(2,599)	1,128	—	(1,471)	(4,829)	1,123	—	(3,706)	(2,144)	1,319	—	(825)
Equity in net earnings of affiliate	41	—	—	41	2,879	—	—	2,879	1,611	—	—	1,611
Gain on extinguishment of debt	10,096	—	—	10,096	—	—	—	—	—	—	—	—
Equity in net earnings of subsidiaries	16,677	—	(16,677)	—	(1,783)	—	1,783	—	(3,252)	—	3,252	—

	(9,664)	(865)	(16,677)	(27,206)	(30,524)	(4,054)	1,783	(32,795)	(17,014)	(9,246)	3,252	(23,008)

Income (loss) before income tax expense (benefit)	52,035	28,904	(16,677)	64,262	(84,407)	(2,766)	1,783	(85,390)	146,730	(4,596)	3,252	145,386

Income tax expense (benefit):
Current	6,845	10,610	—	17,455	(27,722)	(552)	—	(28,274)	60,880	(1,175)	—	59,705
Deferred	7,163	1,617	—	8,780	(6,780)	(431)	—	(7,211)	144	(169)	—	(25)

	14,008	12,227	—	26,235	(34,502)	(983)	—	(35,485)	61,024	(1,344)	—	59,680

Net income (loss)	$38,027	$16,677	$(16,677)	$38,027	$(49,905)	$(1,783)	$1,783	$(49,905)	$85,706	$(3,252)	$3,252	$85,706

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2009				Year Ended August 31, 2008				Year Ended August 31, 2007
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$57,222	$(4,848)	$—	$52,374	$(120,501)	$18,781	$—	$(101,720)	$70,591	$15,823	$—	$86,414

Cash flows from investing activities:
Additions to property, plant and equipment	(18,198)	(5,772)	—	(23,970)	(33,566)	(8,577)	—	(42,143)	(32,104)	(11,486)	—	(43,590)
Marketable securities purchased	—	—	—	—	—	—	—	—	(75,854)	—	—	(75,854)
Proceeds from sale of investment securities	—	—	—	—	75,854	—	—	75,854	—	—	—	—
Additions to turnaround costs	(1,219)	(27)	—	(1,246)	(10,038)	(39)	—	(10,077)	(5,928)	(95)	—	(6,023)
Dividends received	—	—	—	—	—	—	—	—	1,000	—	—	1,000
Proceeds from asset dispositions	2	15	—	17	4	5	—	9	—	11	—	11

Net cash (used in) provided by investing activities	(19,415)	(5,784)	—	(25,199)	32,254	(8,611)	—	23,643	(112,886)	(11,570)	—	(124,456)

Cash flows from financing activities:
Distribution from (to) Parent under the Tax Sharing Agreement	(2,667)	—	—	(2,667)	2,634	—	—	2,634	7,787	—	—	7,787
Proceeds from issuance of long-term debt	—	318	—	318	—	178	—	178	130,711	1,245	—	131,956
Principal reductions of long-term debt	(16,008)	(978)	—	(16,986)	(467)	(842)	—	(1,309)	(210)	(737)	—	(947)
Net (reductions) borrowings on revolving credit facility	(9,000)	—	—	(9,000)	9,000	—	—	9,000	—	—	—	—
Dividends to stockholder	—	—	—	—	(35,312)	—	—	(35,312)	(23,339)	—	—	(23,339)
Deferred financing costs	(225)	—	—	(225)	(108)	—	—	(108)	(1,171)	—	—	(1,171)

Net cash (used in) provided by financing activities	(27,900)	(660)	—	(28,560)	(24,253)	(664)	—	(24,917)	113,778	508	—	114,286

Net increase (decrease) in cash and cash equivalents	9,907	(11,292)	—	(1,385)	(112,500)	9,506	—	(102,994)	71,483	4,761	—	76,244
Cash and cash equivalents, beginning of year	11,358	21,089	—	32,447	123,858	11,583	—	135,441	52,375	6,822	—	59,197

Cash and cash equivalents, end of year	$21,265	$9,797	$—	$31,062	$11,358	$21,089	$—	$32,447	$123,858	$11,583	$—	$135,441

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Quarterly Financial Data (unaudited)

	Net Sales	Gross Profit (Loss) (as adjusted)	Net Income (Loss) (as adjusted)
	(in thousands)
2009
First Quarter	$770,471	$55,384	$3,135
Second Quarter	443,809	44,213	(3,147)
Third Quarter	498,312	69,373	17,333
Fourth Quarter	674,579	83,752	20,706
2008
First Quarter	$693,568	$51,093	$3,116
Second Quarter	663,718	8,609	(22,905)
Third Quarter	788,949	13,784	(20,549)
Fourth Quarter	1,061,777	35,406	(9,567)

During the quarter ended February 28, 2009 the Company changed its method of accounting for inventories during interim periods from adjusting the inventory LIFO reserve on an annual basis to adjusting the inventory LIFO reserve on a quarterly basis. This change in method of accounting better reflects interim results consistent with annual LIFO. Accordingly, the Company reflected this change in accounting policy in the three and six month periods ended February 28, 2009 and retrospectively applied this policy to its previously issued financial statements for its fiscal year ended August 31, 2008.

18.	Dissolution Proceeds From Affiliate.

During the fiscal year ended August 31, 2009, the Company received $6,430,000 upon the dissolution of its 50% interest in Vulcan-Sem Materials Asphalt Marketing, LLC.

19.	Legal Proceedings.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a– 15(e) and 15d– 15(e) of the Securities Exchange Act of 1934, as amended), as of August 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a- 15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedure that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP; that our receipts and expenditures are being made only in accordance with the authorization of the Company’s board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management evaluates the effectiveness of the company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of August 31, 2009 and concluded that it is effective.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the

Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On November 21, 2008, the Company amended its Revolving Credit Agreement with PNC Bank, N.A. as Agent Bank. The amendment increased the line limit from $100,000,000 to $130,000,000. The amendment also includes changes to the interest rates charged and increases the minimum Net Worth level from $40,000,000 to $75,000,000 without taking into effect a LIFO inventory adjustment. For additional information, (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, Item 7).

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of November 30, 2009 with respect to all directors and executive officers of the Company.

Name	Age	Position
John A. Catsimatidis	61	Chairman of the Board, Chief Executive Officer, Director
Myron L. Turfitt	57	President, Chief Operating Officer, Director
Ashton L. Ditka	68	Senior Vice President—Marketing
Thomas E. Skarada	67	Vice President—Refining
Frederick J. Martin, Jr.	55	Vice President—Supply and Transportation
James E. Murphy	64	Vice President, Chief Financial Officer and Treasurer
John R. Wagner	50	Vice President, General Counsel and Secretary
Martin R. Bring	67	Director
Jacob Feinstein	66	Director
Kishore Lall	62	Director
Douglas Lemmonds	62	Director
Andrew Maloney	78	Director
Dennis Mehiel	65	Director

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

James E. Murphy has been Chief Financial Officer since January 1997 and in January 2009 also became Treasurer. He was Vice President-Finance from April 1995 to December 1996 and since May 1982 has held other accounting and internal auditing positions with us, including Director of Internal Auditing since April 1986. Mr. Murphy is a CPA and prior to joining us he had over 15 years experience in accounting and auditing with banking, public accounting and manufacturing companies.

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

Kishore Lall has served as a Director since 1997. He is currently Managing Director & Global Head/ Diamonds & Jewelry with Standard Chartered Bank, London. He was Global Head, Business Development, International Diamond and Jewelry Group of ABN AMRO Bank in New York from September 2005 to September 2008. He served as Chief Financial Officer of Gristede’s Foods, Inc. an affiliate of the Company from August 2003 to August 2005 and Executive Vice President-Finance and Administration and Secretary of Gristede’s Foods, Inc. from May 2002 to August 2005. From January 1997 to October 1997 he served as a consultant to Red Apple Group, Inc. From June 1994 to December 1996 was a private investor. From January 1991 to May 1994 he was Senior Vice President and Head of Commercial Banking of ABN AMRO Bank (New York branch).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

The Summary Compensation Table and supplementary tables that follow describe the compensation paid to our Chairman of the Board and Chief Executive Officer (“CEO”), Vice President and Chief Financial Officer (“CFO”), President and Chief Operating Officer (“COO”), Senior Vice President Marketing and Vice President Refining for 2009.

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

The following table sets forth the compensation paid by the Company to its principal executive officer and principal financial officer and each of the three other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended August 31, 2009.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Annual Compensation		Change in Pension Value ($) (1)	Other Compensation ($) (2)	Total ($)
		Salary ($)	Bonus ($)
John A. Catsimatidis	2009	$650,000	$1,000,000	$96,841	$3,564	$1,750,405
Chairman of the Board &
Chief Executive Officer

James E. Murphy	2009	$120,025	$40,000	$106,076	$13,833	$279,934
Vice President &
Chief Financial Officer

Myron L. Turfitt	2009	$420,000	$650,000	$197,754	$8,069	$1,275,823
President &
Chief Operating Officer

Ashton L. Ditka	2009	$193,833	$70,000	$—	$8,165	$271,998
Senior Vice President
Marketing

Thomas E. Skarada	2009	$148,140	$70,000	$34,013	$19,051	$271,204
Vice President
Refining

(1)	Amounts in this column reflect the actuarial increase in the present value at August 31, 2009 compared to August 31, 2008 of the named executive officer’s benefits under the Defined Benefit Plan.
(2)	Amounts in this column represent the total of all perquisites (non-cash benefits and perquisites such as the use of employer-owned automobiles, membership dues and other personal benefits), employee benefits (employer cost of life insurance), and employer contributions to defined contribution plans (the 401(K) Plan). Amounts are reported separately under the “All Other Compensations” table below.

2009 ALL OTHER COMPENSATION

Name	Automobile Usage	Company Match on Qualified 401(k) Plan	Life Insurance Premium	Total All Other
John A. Catsimatidis	$—	$—	$3,564	$3,564
James E. Murphy	$5,140	$3,601	$5,092	$13,833
Myron L. Turfitt	$5,747	$—	$2,322	$8,069
Ashton L. Ditka	$3,014	$—	$5,151	$8,165
Thomas E. Skarada	$6,399	$4,444	$8,208	$19,051

2009 PENSION BENEFITS

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
John A. Catsimatidis	United Refining Company Pension Plan for Salaried Employees	23.53	$789,113	$—

James E. Murphy	United Refining Company Pension Plan for Salaried Employees	27.29	$523,765	$—

Myron L. Turfitt	United Refining Company Pension Plan for Salaried Employees	31.17	$971,405	$—

Ashton L. Ditka	United Refining Company Pension Plan for Salaried Employees	33.08	$890,600	$—

Thomas E. Skarada	United Refining Company Pension Plan for Salaried Employees	16.42	$466,409	$—

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

A participant’s normal retirement date is the first of the month coinciding with or following the attainment of age 65. Participants who are actively employed may also elect an unreduced early retirement option at age 59 1/2 . In addition to a single life annuity, benefits can be paid as other actuarially equivalent annuities.

The benefit formula is based on the average earnings of the participant for the three years in which such participant’s earnings were the highest. Earnings include salary and bonus up to a maximum of the IRC 401(a)(17) limit, which for 2008 is $225,000. Benefits are calculated by multiplying the sum of (a) 1.1% of average earnings up to the Social Security compensation base, plus (b) 1.25% of average earnings in excess of Social Security compensation base, by (c) the number of years of service. Payments of retirement benefits are not reduced by any Social Security benefits received by the participant. Effective May 2001, for purposes of calculating retirement benefits, the Company has fixed the earnings subject to tax under the Federal Insurance Contribution Act at $76,200.00 for years after 2001 for purposes of calculating Social Security compensation base.

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

The present value of accumulated benefits in the table above has been determined by an independent actuary. These assumptions for August 31, 2009 include a 5.60% discount rate and the RP 2000 mortality table projected to 2015 with a 15-year phase-in and no collar adjustment, each of which is consistent with the assumptions used for FAS 87 financial reporting. Further, it was assumed that benefits will commence at the earliest age in which an unreduced benefit is available (age 59.5 or current age if later) and there will be no turnover or death prior to retirement. The foregoing actuarial assumptions are also based on the presumption that the Pension Plan will continue. If the Pension Plan were to terminate or be frozen, different actuarial assumptions and other factors might be applicable in determining the present value of accumulated benefits.

DIRECTOR COMPENSATION

The Company pays its non-officer Directors an annual retainer of $15,000 per year and $1,000 for meetings attended. Directors are reimbursed for reasonable travel, meals, lodging and other expenses incidental to attendance at meetings.

2009 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Martin R. Bring (1)	$—	$—	$—
John A. Catsimatidis (2)	$—	$—	$—
Jacob Feinstein	$15,000	$—	$15,000
Douglas Lemmonds	$15,000	$—	$15,000
Kishore Lall	$15,000	$—	$15,000
Andrew Maloney	$15,000	$—	$15,000
Dennis Mehiel	$15,000	$—	$15,000
Myron L. Turfitt (3)	$—	$—	$—

Fees and expenses paid to Directors are recorded as expense in the period in which the meetings are held, and deducted for income tax purposes in the year incurred.

(1) Martin R. Bring is a partner in the firm of Ellenoff, Grossman and Schole, LLP. Mr. Bring was paid $204,000 on a retainer basis for legal and consulting services during fiscal 2009.

(2) Chairman of the Board and Chief Executive Officer of the Company.

(3) President and Chief Operating Officer of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding ownership of Common Stock on November 30, 2009 by: (i) each stockholder known to the Company to own beneficially, directly or indirectly, more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s directors; and (iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investing power with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class
John A. Catsimatidis 823 Eleventh Avenue New York, NY 10019	100	100%

All officers and directors as a group (23 persons)	0	100%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2009, 2008 and 2007, $5,102,000, $5,102,000, and $5,102,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 18 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2009, 2008 and 2007, the Company billed the affiliate $1,219,000, $1,147,000, and $1,018,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2009 and 2008, the Company had a (payable) / receivable (to) / from the affiliate of $(306,259) and $27,000, respectively, under the terms of the agreement, which is included in Amounts Due to/from Affiliated Companies, Net.

Effective June 1, 2001, the Company entered into a 50% joint venture with an unrelated entity for the marketing of asphalt products. The joint venture is accounted for using the equity method of accounting. As of July 31, 2008 the joint venture ceased operations due to the insolvency of the joint venture partner. For the years ended August 31, 2009, 2008 and 2007, net sales to the joint venture amounted to $0, $15,419,000, and $12,596,000, respectively. As of August 31, 2009 and 2008, the Company had a (payable) receivable (to) from the joint venture of $0 and $(1,931,000), respectively, under the terms of the agreement, which is included in Amounts Due to/from Affiliated Companies, Net.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2009, 2008 and 2007, the Company billed the affiliate $2,245,000, $2,037,000, and $1,976,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 50 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2009, 2008 and 2007, net sales to the affiliate amounted to $112,878,000, $173,190,000, and $116,240,000, respectively. As of August 31, 2009 and 2008, the Company had accounts payable to the affiliate of $614,000 and $1,321,000, respectively, under the terms of the agreement.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2009, 2008 and 2007, such fees amounted to approximately $2,000,000, $2,000,000, and $2,000,000, respectively, which is included in Selling, General and Administrative Expenses.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to the tax years ended August 31, 2009 and 2008 amounted to $(2,667,000) and $2,634,000, respectively and have been recorded as a capital (distribution) contribution. As of August 31, 2009 and 2008, the Company had a receivable from the Parent of $1,728,000 and $634,000, respectively, under the terms of the Tax Sharing Agreement.

During the years ended August 31, 2009, 2008 and 2007, the Company incurred $372,000 in each year as its share of occupancy expenses for our offices in New York that it shares with affiliates of the Company. Such offices are located in a building owned by John Catsimatidis.

During the years ended August 31, 2009, 2008, and 2007, the Company shared certain costs with an affiliate of the Company for aircraft owned by another affiliate of the Company and incurred $0, $180,000 and $332,000, respectively, as its share of such costs.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following represents amounts billed and amounts expected to be billed to the Company for the professional services of BDO Seidman, LLP rendered during fiscal years 2009 and 2008:

	2009	2008
Audit Fees	$529,000	$493,000
Audit—Related Fees(1)	—	1,000
Tax Fees	—	—
All Other Fees	—	—

Total	$529,000	$494,000

(1)	Services provided under this category consist of $1,000 related to Sarbanes Oxley Act-Section 404 compliance consultation in 2008.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

A list of all financial statements filed as part of this report is contained in the index to Item 8, which index is incorporated herein by reference.

     (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule II – Valuation and Qualifying Accounts

     (3) Exhibits

Number	Description
3.1	Certificate of Incorporation of United Refining Company (“URC”). Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-35083) (the “Registration Statement”).

3.2	Bylaws of URC. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

3.3	Certificate of Incorporation of United Refining Company of Pennsylvania (“URCP”). Incorporated by reference to Exhibit 3.3 to the Registration Statement.

3.4	Bylaws of URCP. Incorporated by reference to Exhibit 3.4 to the Registration Statement.

3.5	Certificate of Incorporation of Kiantone Pipeline Corporation (“KPC”). Incorporated by reference to Exhibit 3.5 to the Registration Statement.

3.6	Bylaws of KPC. Incorporated by reference to Exhibit 3.6 to the Registration Statement.

3.7	Certificate of Incorporation of Kiantone Pipeline Company (“KPCY”). Incorporated by reference to Exhibit 3.7 to the Registration Statement.

3.8	Bylaws of KPCY. Incorporated by reference to Exhibit 3.8 to the registration Statement.

3.9	Certificate of Incorporation of Kwik Fill Corporation. (“K-FC”). Incorporated by reference to Exhibit 3.9 to the Registration Statement.

3.10	Bylaws of K-FC. Incorporated by reference to Exhibit 3.10 to the Registration Statement.

3.11	Certificate of Incorporation of Independent Gasoline & Oil Company of Rochester, Inc. (“IGOCRI”). Incorporated by reference to Exhibit 3.11 to the Registration Statement.

3.12	Bylaws of IGOCRI. Incorporated by reference to Exhibit 3.12 to the Registration Statement.

3.13	Certificate of Incorporation of Bell Oil Corp. (“BOC”). Incorporated by reference to Exhibit 3.13 to the Registration Statement.

3.14	Bylaws of BOC. Incorporated by reference to Exhibit 3.14 to the Registration Statement.

3.15	Certificate of Incorporation of PPC, Inc. (“PPCI”). Incorporated by reference to Exhibit 3.15 to the Registration Statement.

3.16	Bylaws of PPCI. Incorporated by reference to Exhibit 3.16 to the Registration Statement.

3.17	Certificate of Incorporation of Super Test Petroleum, Inc. (“STPI”). Incorporated by reference to Exhibit 3.17 to the Registration Statement.

3.18	Bylaws of STPI. Incorporated by reference to Exhibit 3.18 to the Registration Statement.

3.19	Certificate of Incorporation of Kwik-Fil, Inc. (“K-FI”). Incorporated by reference to Exhibit 3.19 to the Registration Statement.

Number	Description

3.20	Bylaws of K-FI. Incorporated by reference to Exhibit 3.20 to the Registration Statement.

3.21	Certificate of Incorporation of Vulcan Asphalt Refining Corporation (“VARC”). Incorporated by reference to Exhibit 3.21 to the Registration Statement.

3.22	Bylaws of VARC. Incorporated by reference to Exhibit 3.22 to the Registration Statement.

3.23	Certificate of Incorporation of United Jet Center, Inc. (“UJCI”). Incorporated by reference to Exhibit 3.23 to the Registration Statement.

3.24	Bylaws of UJCI. Incorporated by reference to Exhibit 3.24 to the Registration Statement.

4.1	Indenture dated as of August 6, 2004 between URC, Country Fair, Inc, (“CFI”), KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and The Bank of New York (“BONY”), relating to the 10 1/2% Series A Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Form of Note. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

10.1	Purchase Agreement dated August 6, 2004 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, Citigroup (“CITI”), Goldman, Sachs & Co. (“GSC”), and PNC Capital Markets, Inc. (“PNCCMI”). Incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.2	Registration Rights Agreement dated August 6, 2004 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, CITI, GSC, and PNCCMI. Incorporated by reference to Exhibit 10.2 to the Registration Statement.

10.3	Servicing Agreement dated June 9, 1997 between URC and Red Apple Group, Inc. Incorporated by reference to Exhibit 10.4 to the Registration Statement.

10.4	Amended and Restated Credit Agreement dated July 12, 2002 by and among URC, URCP, KPC, CFI and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.21 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2002.

10.5	Amendment to Credit Agreement dated as of July 12, 2002 by and among URC, URCP, KPC, CFI and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2002.

10.6	Limited Waiver and Amendment No 3 to Credit Agreement dated as of March 24, 2003 by and among, URC, URCP, KPC, CFI and the Banks thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.13 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2003.

10.7	Amendment to Credit Agreement dated as of January 27, 2004 by and among URC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended February 29, 2004.

10.8	Amendment No. 5 to Credit Agreement dated as of August 6, 2004 by and among URC, URCP, KPC, CFI., K-FI., and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.8 to the Registration Statement.

Number	Description

10.9	Purchase Agreement dated February 10, 2005 between URC, CFI, KPC, KPCY, USCF, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and Citigroup Global Markets, Inc. (CGMI). Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended February 28, 2005.

10.10	Registrant’s Rights Agreement dated February 17, 2005 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and CGMI. Incorporated by reference to Exhibit 10.2 of Registrants Quarterly Report on Form 10-Q for fiscal quarter ended February 28, 2005.

10.11	Amendment No. 6 to Credit Agreement dated as of April 19, 2005 by and among URC, URCP, KPC, CFI, K-FI and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on April 22, 2005.

10.12	Amendment No. 7 to Credit Agreement dated as of November 27, 2006 by and among URC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent.

10.13	Purchase Agreement dated May 1, 2007 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and Morgan Stanley & Co. Incorporated. Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2007.

10.14	Registrant’s Rights Agreement dated May 4, 2007 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and Morgan Stanley & Co. Incorporated. Incorporated by reference to Exhibit10.2 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2007.

*10.15	Amendment No. 8 to Credit Agreement dated as of November 21, 2008 by and among URC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent.

14.1	Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 14.1 in Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2003.

21.1	Subsidiaries of the Registrants. A) Incorporated by reference to Exhibit 21.1 to the Registration Statement. B) Country Fair, Inc. Incorporated in the Commonwealth of Pennsylvania in 1965, doing business as “Country Fair”.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholder of United Refining Company

Warren, Pennsylvania

The audits referred to in our report dated November 30, 2009 relating to the consolidated financial statements of United Refining Company, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

New York, New York

November 30, 2009

UNITED REFINING COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End Of Period
Year ended August 31, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$740	$1,015	$(915)	$840

Year ended August 31, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$840	$2,645	$593	$2,892

Year ended August 31, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$2,892	$2,929	$3,296	$2,525

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY
Dated: November 30, 2009	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 30, 2009

/S/ MYRON L. TURFITT Myron L. Turfitt	President, Chief Operating Officer and Director	November 30, 2009

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 30, 2009

/S/ MARTIN R. BRING Martin R. Bring	Director	November 30, 2009

/S/ JACOB FEINSTEIN Jacob Feinstein	Director	November 30, 2009

/S/ KISHORE LALL Kishore Lall	Director	November 30, 2009

/S/ DOUGLAS LEMMONDS Douglas Lemmonds	Director	November 30, 2009

/S/ ANDREW MALONEY Andrew Maloney	Director	November 30, 2009

/S/ DENNIS MEHIEL Dennis Mehiel	Director	November 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY OF PENNSYLVANIA

Dated: November 30, 2009	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 30, 2009

/S/ MYRON L. TURFITT Myron L. Turfitt	President, Chief Operating Officer	November 30, 2009

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE CORPORATION

Dated: November 30, 2009	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 30, 2009

/S/ MYRON L. TURFITT Myron L. Turfitt	President, Chief Operating Officer and Director	November 30, 2009

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE COMPANY

Dated: November 30, 2009	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 30, 2009

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	November 30, 2009

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED JET CENTER, INC.

Dated: November 30, 2009	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 30, 2009

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	November 30, 2009

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VULCAN ASPHALT REFINING CORPORATION

Dated: November 30, 2009	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 30, 2009

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	November 30, 2009

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FIL, INC.

Dated: November 30, 2009	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 30, 2009

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	November 30, 2009

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FILLCORPORATION

Dated: November 30, 2009	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 30, 2009

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	November 30, 2009

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT GASOLINE & OIL COMPANY OF ROCHESTER, INC.

Dated: November 30, 2009	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 30, 2009

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	November 30, 2009

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELL OIL CORP.
Dated: November 30, 2009	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 30, 2009

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	November 30, 2009

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPC, INC.

Dated: November 30, 2009	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 30, 2009

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	November 30, 2009

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER TEST PETROLEUM, INC.

Dated: November 30, 2009	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 30, 2009

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	November 30, 2009

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 30, 2009

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Corporation during the fiscal year ended August 31, 2009.