Form 10-Q
period 2009-11-30
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL CORP; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2010-01-14
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of January 14, 2010, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	November 30, 2009 (Unaudited)	August 31, 2009
Assets
Current:
Cash and cash equivalents	$21,276	$31,062
Accounts receivable, net	77,598	85,382
Inventories	176,474	237,541
Prepaid expenses and other assets	46,499	14,561
Amounts due from affiliated companies, net	4,864	809

Total current assets	326,711	369,355
Property, plant and equipment, net	254,849	252,048
Deferred financing costs, net	2,966	3,254
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,456	1,483
Deferred turnaround costs and other assets, net	6,217	7,452
Deferred income taxes	28,036	25,413

	$632,084	$670,854

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$12,000	$—
Current installments of long-term debt	2,314	2,327
Accounts payable	49,689	83,497
Accrued liabilities	24,786	17,017
Income taxes payable	—	5,149
Sales, use and fuel taxes payable	18,787	22,134
Deferred income taxes	9,604	9,604

Total current liabilities	117,180	139,728
Long term debt: less current installments	329,311	329,249
Deferred retirement benefits	133,202	131,059
Other noncurrent liabilities	1	4

Total liabilities	579,694	600,040

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	21,998	21,998
Retained earnings	75,055	94,365
Accumulated other comprehensive loss	(44,663)	(45,549)

Total stockholder’s equity	52,390	70,814

	$632,084	$670,854

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended November 30,
	2009	2008
Net sales	$620,926	$770,471
Costs of goods sold	603,604	715,087

Gross profit	17,322	55,384

Expenses:
Selling, general and administrative expenses	36,759	36,234
Depreciation and amortization expenses	4,217	4,119

Total operating expenses	40,976	40,353

Operating (loss) income	(23,654)	15,031

Other income (expense):
Interest expense, net	(8,467)	(9,379)
Other, net	(606)	(209)
Equity in net earnings of affiliate	—	34

	(9,073)	(9,554)

(Loss) income before income tax (benefit) expense	(32,727)	5,477
Income tax (benefit) expense	(13,417)	2,342

Net (loss) income	$(19,310)	$3,135

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Three Months Ended
	November 30, 2009	November 30, 2008
Cash flows from operating activities:
Net (loss) income	$(19,310)	$3,135
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,565	5,845
Equity in net earnings of affiliate	—	(34)
Deferred income taxes	(3,238)	327
Loss on asset dispositions	266	87
Cash used in working capital items	(1,677)	(24,195)
Other, net	(1)	(2)
Change in operating assets and liabilities:
Other assets	—	(501)
Deferred retirement benefits	3,645	225
Other noncurrent liabilities	(3)	(4)

Total adjustments	4,557	(18,252)

Net cash used in operating activities	(14,753)	(15,117)

Cash flows from investing activities:
Additions to property, plant and equipment	(6,546)	(10,005)
Additions to deferred turnaround costs	(29)	(33)
Proceeds from asset dispositions	5	79

Net cash used in investing activities	(6,570)	(9,959)

Cash flows from financing activities:
Net borrowings on revolving credit facility	12,000	10,000
Proceeds from issuance of long term debt	—	318
Principal reductions of long term debt	(463)	(386)

Net cash provided by financing activities	11,537	9,932

Net decrease in cash and cash equivalents	(9,786)	(15,144)
Cash and cash equivalents, beginning of year	31,062	32,447

Cash and cash equivalents, end of period	$21,276	$17,303

Cash provided by (used in) working capital items:
Accounts receivable, net	$7,784	$43,640
Inventories	61,067	(66,731)
Prepaid expenses and other assets	(31,938)	(1,753)
Amounts due from affiliated companies, net	(4,055)	993
Accounts payable	(33,808)	(6,940)
Accrued liabilities	7,769	8,720
Income taxes payable	(5,149)	—
Sales, use and fuel taxes payable	(3,347)	(2,124)

Total change	$(1,677)	$(24,195)

Cash paid during the period for:
Interest	$162	$508
Income taxes	$3,538	$—

Non-cash investing activities:
Property additions & capital leases	$715	$846

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2009.

In accordance with U.S. generally accepted accounting principles, the Company has evaluated subsequent events through the date the financial statements were issued on January 14, 2010.

2.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the exclusive authoritative source for nongovernmental U.S. GAAP, except for SEC rules and interpretive releases. The Codification is a compilation of U.S. GAAP previously issued by several standard setters. Future FASB accounting standards will update the Codification and will be referred to as “Accounting Standards Updates”. The Codification became effective for the Company for the period ended November 30, 2009 and its adoption did not impact our financial position or results of operations.

On September 1, 2009, we adopted a standard that expanded the framework and disclosures for measuring fair value to nonfinancial assets and nonfinancial liabilities, including impaired property, plant and equipment, goodwill and the initial recognition of asset retirement obligations. The adoption of this standard did not impact our financial position or results of operations.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of August 31, 2009, we adopted a standard that requires fair value disclosures of financial instruments in interim and annual financial statements. The adoption of this standard did not impact our financial position or results of operations.

In June 2009, the FASB issued a standard that amends previous guidance on variable interest entities. The standard modifies the criteria for determining the primary beneficiary of a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard is effective as of September 1, 2010 and will not impact our financial position or results of operations.

3.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include various parts for the refinery operations.

Inventories consist of the following:

	November 30, 2009	August 31, 2009
	(in thousands)
Crude Oil	$44,095	$92,972
Petroleum Products	95,746	110,573
Lower of cost of market reserve	(3,162)	(6,104)

Total @ LIFO	136,679	197,441

Merchandise	19,204	18,597
Supplies	20,591	21,503

Total @ FIFO	39,795	40,100

Total Inventory	$176,474	$237,541

Inventories at the lower of last-in, first-out (“LIFO”) cost or market reflect a market valuation reserve of $3,162,000 and $6,104,000 at November 30, 2009 and August 31, 2009, respectively. As of November 30, 2009 and August 31, 2009, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $17,994,000 and $5,278,000, respectively.

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

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $350,000,000 Senior Unsecured Note Indenture due August 15, 2012. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	November 30, 2009				August 31, 2009
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$8,262	$13,014	$—	$21,276	$21,265	$9,797	$—	$31,062
Accounts receivable, net	45,487	32,111	—	77,598	52,726	32,656	—	85,382
Inventories	147,471	29,003	—	176,474	209,729	27,812	—	237,541
Prepaid expenses and other assets	41,293	5,206	—	46,499	8,733	5,828	—	14,561
Amounts due from affiliated companies	5,259	(395)	—	4,864	1,728	(919)	—	809
Intercompany	121,804	16,656	(138,460)	—	106,025	15,527	(121,552)	—

Total current assets	369,576	95,595	(138,460)	326,711	400,206	90,701	(121,552)	369,355

Property, plant and equipment, net	176,663	78,186	—	254,849	174,629	77,419	—	252,048
Deferred financing costs, net	2,966	—	—	2,966	3,254	—	—	3,254
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,456	—	1,456	—	1,483	—	1,483
Deferred turnaround costs & other assets	5,399	818	—	6,217	6,577	875	—	7,452
Deferred income taxes	32,330	(4,294)	—	28,036	29,658	(4,245)	—	25,413
Investment in subsidiaries	11,114	—	(11,114)	—	9,872	—	(9,872)	—

	$598,048	$183,610	$(149,574)	$632,084	$624,196	$178,082	$(131,424)	$670,854

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$12,000	$—	$—	$12,000	$—	$—	$—	$—
Current installments of long-term debt	1,425	889	—	2,314	1,350	977	—	2,327
Accounts payable	30,889	18,800	—	49,689	62,789	20,708	—	83,497
Income taxes payable	—	—	—	—	(4,861)	10,010	—	5,149
Accrued liabilities	18,525	6,261	—	24,786	10,864	6,153	—	17,017
Sales, use and fuel taxes payable	15,012	3,775	—	18,787	17,703	4,431	—	22,134
Deferred income taxes	9,538	66	—	9,604	9,538	66	—	9,604
Intercompany	—	138,460	(138,460)	—	—	121,552	(121,552)	—

Total current liabilities	87,389	168,251	(138,460)	117,180	97,383	163,897	(121,552)	139,728
Long term debt: less current installments	327,066	2,245	—	329,311	326,822	2,427	—	329,249
Deferred retirement benefits	131,203	1,999	—	133,202	129,177	1,882	—	131,059
Other noncurrent liabilities	—	1	—	1	—	4	—	4

Total liabilities	545,658	172,496	(138,460)	579,694	553,382	168,210	(121,552)	600,040

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	21,998	10,651	(10,651)	21,998	21,998	10,651	(10,651)	21,998
Retained earnings	75,055	1,421	(1,421)	75,055	94,365	210	(210)	94,365
Accumulated other comprehensive loss	(44,663)	(976)	976	(44,663)	(45,549)	(1,007)	1,007	(45,549)

Total stockholder’s equity	52,390	11,114	(11,114)	52,390	70,814	9,872	(9,872)	70,814

	$598,048	$183,610	$(149,574)	$632,084	$624,196	$178,082	$(131,424)	$670,854

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended November 30, 2009				Three Months Ended November 30, 2008
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$443,974	$324,695	$(147,743)	$620,926	$573,331	$362,450	$(165,310)	$770,471
Costs of goods sold	461,174	290,173	(147,743)	603,604	572,850	307,547	(165,310)	715,087

Gross profit (loss)	(17,200)	34,522	—	17,322	481	54,903	—	55,384

Expenses:
Selling, general and administrative expenses	5,841	30,918	—	36,759	5,687	30,547	—	36,234
Depreciation and amortization expenses	2,779	1,438	—	4,217	2,678	1,441	—	4,119

Total operating expenses	8,620	32,356	—	40,976	8,365	31,988	—	40,353

Operating (loss) income	(25,820)	2,166	—	(23,654)	(7,884)	22,915	—	15,031

Other income (expense):
Interest expense, net	(8,132)	(335)	—	(8,467)	(8,465)	(914)	—	(9,379)
Other, net	(816)	210	—	(606)	(523)	314	—	(209)
Equity in net earnings of affiliate	—	—	—	—	34	—	—	34
Equity in net income of subsidiaries	1,210	—	(1,210)	—	13,405	—	(13,405)	—

	(7,738)	(125)	(1,210)	(9,073)	4,451	(600)	(13,405)	(9,554)

(Loss) Income before income tax (benefit) expense	(33,558)	2,041	(1,210)	(32,727)	(3,433)	22,315	(13,405)	5,477
Income tax (benefit) expense	(14,248)	831	—	(13,417)	(6,568)	8,910	—	2,342

Net (loss) income	$(19,310)	$1,210	$(1,210)	$(19,310)	$3,135	$13,405	$(13,405)	$3,135

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended November 30, 2009				Three Months Ended November 30, 2008
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(20,574)	$5,821	$—	$(14,753)	$(7,677)	$(7,440)	$—	$(15,117)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,225)	(2,321)	—	(6,546)	(8,648)	(1,357)	—	(10,005)
Additions to deferred turnaround costs	(16)	(13)	—	(29)	(33)	—	—	(33)
Proceeds from asset dispositions	5	—	—	5	—	79	—	79

Net cash used in investing activities	(4,236)	(2,334)		(6,570)	(8,681)	(1,278)	—	(9,959)

Cash flows from financing activities:
Net borrowings on revolving credit facility	12,000	—	—	12,000	10,000	—	—	10,000
Proceeds from issuance of long-term debt	—	—	—	—	—	318	—	318
Principal reductions of long-term debt	(193)	(270)	—	(463)	(160)	(226)	—	(386)

Net cash provided by financing activities	11,807	(270)	—	11,537	9,840	92	—	9,932

Net (decrease) increase in cash and cash equivalents	(13,003)	3,217	—	(9,786)	(6,518)	(8,626)	—	(15,144)
Cash and cash equivalents, beginning of year	21,265	9,797	—	31,062	11,358	21,089	—	32,447

Cash and cash equivalents, end of period	$8,262	$13,014	$—	$21,276	$4,840	$12,463	$—	$17,303

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended
	November 30,
	2009	2008
Net Sales
Retail	$323,629	$361,259
Wholesale	297,297	409,212

	$620,926	$770,471

Intersegment Sales
Wholesale	$146,677	$163,939

Operating (Loss) Income
Retail	$1,929	$26,558
Wholesale	(25,583)	(11,527)

	$(23,654)	$15,031

Depreciation and Amortization
Retail	$1,328	$1,345
Wholesale	2,889	2,774

	$4,217	$4,119

	November 30, 2009	August 31, 2009
Total Assets
Retail	$154,012	$150,082
Wholesale	478,072	520,772

	$632,084	$670,854

Capital Expenditures (including non-cash)
Retail	$2,320	$5,161
Wholesale	4,941	19,988

	$7,261	$25,149

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Employee Benefit Plans

For the periods ended November 30, 2009 and 2008, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post- Retirement Benefits
	Three Months Ended November 30,		Three Months Ended November 30,
	2009	2008	2009	2008
	(in thousands)
Service cost	$888	$691	$841	$670
Interest cost on benefit obligation	1,434	1,312	1,187	1,116
Expected return on plan assets	(984)	(1,094)	—	—
Amortization of transition obligation	—	—	149	149
Amortization and deferral of net loss	895	263	460	243

Net periodic benefit cost	$2,233	$1,172	$2,637	$2,178

As of November 30, 2009, $161,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2010.

7.	Fair Value Measurements

The FASB Accounting Standards Codification (ASC) 820-10 delayed the effective date of fair value measurements and disclosures for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of our first quarter beginning September 1, 2009. These include goodwill and other non-amortizable intangible assets and long-lived assets. The effect of the September 1, 2009 end of the delay for any required fair value measurements of the Company’s non-financial assets and liabilities did not have a significant impact on our consolidated financial statements.

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments. The difference between the fair value of long-term notes and their carrying value at both November 30, 2009 and August 31, 2009 was $29,680,000 and $63,950,000, respectively.

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

Recent Developments

The Company continues to be impacted by the volatility of the petroleum market in fiscal year 2010. Crude prices in the second quarter of fiscal year 2010 have risen as compared to the first quarter of fiscal year 2010. The average NYMEX crude price for the second quarter based on values published on December 31, 2009 was $77.37/bbl, a $5.23/bbl or 7.2% higher than the average price for the first fiscal quarter of 2010 which was $72.14/bbl.

The lagged 3-2-1 crackspread, as measured by the difference between the price of crude oil contracts traded on the NYMEX for the proceeding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, benefited from the rising crude market. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the second quarter of fiscal year 2010 based on values as of December 31, 2009, was $8.27/bbl, a $1.20/bbl or a 14.1% improvement over the lagged crackspread for the first quarter of fiscal year 2010 which was $7.24/bbl.

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

Retail Operations:

	Three Months Ended November 30,
	2009	2008
	(dollars in thousands)
Net Sales
Petroleum	$261,343	$304,665
Merchandise and other	62,286	56,594

Total Net Sales	323,629	361,259
Costs of Goods Sold	289,636	302,950

Gross Profit	33,993	58,309
Operating Expenses	32,064	31,751

Segment Operating Income	$1,929	$26,558

Petroleum Sales (thousands of gallons)	97,454	97,328

Gross Profit
Petroleum (a)	$18,032	$43,423
Merchandise and other	15,961	14,886

	$33,993	$58,309

Petroleum margin ($/gallon) (b)	.1850	.4462
Merchandise margin (percent of sales)	25.6%	26.3%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended November 30 2009 and November 30, 2008

Net Sales

Retail sales decreased during the fiscal quarter ended November 30, 2009 by $37.6 million or 10.4% for the comparable period in fiscal 2009 from $361.2 million to $323.6 million. The decrease was primarily due to: $43.3 million in petroleum sales offset by a $5.7 million increase in merchandise sales. The petroleum sales decrease resulted from a 14.3% decrease in retail selling prices per gallon, offset by a .1 million gallon or .1% increase in retail petroleum volume. The decrease in prices generally reflects the decline in worldwide petroleum prices. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold decreased during the fiscal quarter ended November 30, 2009 by $13.3 million or 4.4% for the comparable period in fiscal 2009 from $302.9 million to $289.6 million. The decrease was primarily due to $17.9 million in petroleum purchase prices, fuel tax of $.2 million and freight cost of $.2 million, offset by an increase in merchandise cost of $4.6 million and a $.4 million inventory valuation adjustment.

Gross Profit

Retail gross profit decreased during the fiscal quarter ended November 30, 2009 by $24.3 million or 41.7% for the comparable period in fiscal 2009. Petroleum margins decreased by $25.4 million or 58.5% offset by an increase in merchandise margin of $1.1 million or 7.2%.

Operating Expenses

Retail operating expenses remained relatively constant during the fiscal quarter ended November 30, 2009 and the comparable period in fiscal 2009, due to the Company’s effort to keep overhead at the previous year’s level.

Wholesale Operations:

	Three Months Ended November 30,
	2009	2008
	(dollars in thousands)
Net Sales (a)	$297,297	$409,212
Costs of Goods Sold	313,968	412,137

Gross Loss	$(16,671)	$(2,925)

Operating Expenses	8,912	8,602

Segment Operating Loss	$(25,583)	$(11,527)

Crude throughput (thousand barrels per day)	56.5	63.3

Refinery Product Yield (thousands of barrels)

	Three Months Ended November 30,
	2009	2008
Gasoline and gasoline blendstock	2,281	2,335
Distillates	1,139	1,396
Asphalt	1,556	1,850
Butane, propane, residual products, internally produced fuel and other	527	492

Total Product Yield	5,503	6,073

% Heavy Crude Oil of Total Refinery Throughput (b)	61%	63%

Product Sales (dollars in thousands) (a)

	Three Months Ended November 30,
	2009	2008
Gasoline and gasoline blendstock	$102,529	$126,407
Distillates	70,313	116,585
Asphalt	113,247	154,912
Other	11,208	11,308

	$297,297	$409,212

Product Sales

(thousand of barrels) (a)

	Three Months Ended November 30,
	2009	2008
Gasoline and gasoline blendstock	1,263	1,412
Distillates	852	1,066
Asphalt	1,940	1,616
Other	251	206

	4,306	4,300

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended November 30, 2009 and November 30, 2008

Net Sales

Wholesale sales decreased during the three months ended November 30, 2009 by $111.9 million or 27.3% for the comparable period in fiscal 2009 from $409.2 million to $297.3 million. The decrease was due to a 27.4% decrease in wholesale prices. The decrease in prices generally reflects the decline in worldwide petroleum prices.

Costs of Goods Sold

Wholesale costs of goods sold decreased during the three months ended November 30, 2009 by $98.2 million or 23.8% for the comparable period in fiscal 2009 from $412.1 million to $313.9 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost of raw materials.

Gross Profit

Wholesale gross profit decreased during the three months ended November 30, 2009 by $13.8 million or 469.9% from the comparable period in fiscal 2009 from $(2.9) million to $(16.7) million. The decrease was primarily due to the changing oil market pricing.

Operating Expenses

Operating expenses remained relatively constant during the fiscal quarter ended November 30, 2009 and the comparable period in fiscal 2009, due to the Company’s effort to keep overhead at the previous year’s level. Operating expenses for the fiscal quarter ended November 30, 2009 were $8.9 million or 3.0% of net wholesale sales compared to $8.6 million or 2.1% of net wholesale sales for the comparable period in fiscal 2009.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended November 30, 2009 decreased $.9 million or 9.5% to $8.5 million from $9.4 million for the comparable period in fiscal 2009. The decrease in interest expense was due in part to the Company acquiring $26.0 million of its 10  1/2% Senior Unsecured Notes due 2012 during fiscal 2009.

Income Tax Expense / (Benefit)

The Company’s effective tax rate for the three months ended November 30, 2009 and 2008 remained relatively constant at approximately 41%.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

November 30, 2009
Cash and cash equivalents	$21,276
Working capital	$209,531
Current ratio	2.8
Debt	$343,625

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

Three Months Ended November 30, 2009
(in millions)
Significant uses of cash Investing activities:
Additions to deferred turnaround costs
Property, plant and equipment
Renewable fuels – cost estimates	$(1.4)
Properties purchased	(.8)
Retail maintenance (black top, roof, HVAC, rehab)	(.8)
Asbestos abatement	(.4)
Retail petroleum upgrade	(.4)
Biodiesel blending	(.3)
Computers and equipment upgrade	(.2)
#4 boiler upgrade	(.2)
Miscellaneous equipment replacement	(.1)
Reduction of benzene and gasoline	(.1)
Environmental instruments upgrade	(.1)
Other general capital items (tank repairs, refinery piping projects, etc.)	(1.8)

Total property, plant and equipment	(6.6)

Net cash used in investing activities	$(6.6)

Financing activities:
Net borrowings on revolving credit facility	$12.0
Principal reductions of long term debt	(.5)

Net cash provided by financing activities	$11.5

Working capital items:
Decrease in inventory	$61.0
Accounts receivable decrease	7.8
Accrued liabilities increase	7.8
Accounts payable decrease	(33.8)
Prepaid expense increase	(31.9)
Income taxes payable decrease	(5.2)
Amounts due from affiliated companies, net increase	(4.1)
Sales, use and fuel taxes payable decrease	(3.3)

Cash used in working capital items	$(1.7)

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $6.0 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in these maintenance and non-discretionary capital expenditures during fiscal year 2010.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. Our revolving credit facility with PNC Bank, N.A., as Agent Bank (the “Revolving Credit Facility”) is $130,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on November 27, 2011. Under the Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate plus an applicable margin of 0% to .5%; the Federal Funds Open Rate plus .5%; or the Daily LIBOR rate plus 1%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.35% to 1.75%. The Agent Bank’s prime rate at November 30, 2009 was 3.25%.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $4.4 million as of November 30, 2009 and there were outstanding borrowings under the Revolving Credit Facility in the amount of $12.0 million resulting in net availability of $113.6 million. As of January 14, 2009 there was $26.0 million outstanding on the $130 million Revolving Credit Facility and standby letters of credit in the amount of $4.4 million, resulting in a net availability of $99.6 million and the Company had full access to it. The Company’s working capital ratio was 2.8 as of November 30, 2009.

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

The Company uses its revolving credit facility to finance a portion of its operations. As of January 14, 2010, there was $26.0 million outstanding under the revolving line of credit. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. The Company had no open future positions at November 30, 2009.

See also Recent Developments section of Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4T. CONTROLS	AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2009.

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

Date: January 14, 2010

UNITED REFINING COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2010

KIANTONE PIPELINE CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2010

UNITED REFINING COMPANY OF PENNSYLVANIA (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2010

KIANTONE PIPELINE COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2010

UNITED JET CENTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2010

KWIK-FILL CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2010

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2010

BELL OIL CORP. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2010

PPC, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2010

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2010

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2010

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2010

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy Vice President – Finance