Form 10-Q
period 2010-02-28
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL CORP; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2010-04-14
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 14, 2010, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	February 28, 2010 (Unaudited)	August 31, 2009
Assets
Current:
Cash and cash equivalents	$19,477	$31,062
Accounts receivable, net	85,370	85,382
Inventories	199,025	237,541
Prepaid expenses and other assets	62,849	14,561
Amounts due from affiliated companies, net	—	809

Total current assets	366,721	369,355
Property, plant and equipment, net	257,224	252,048
Deferred financing costs, net	2,679	3,254
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,429	1,483
Deferred turnaround costs and other assets, net	5,199	7,452
Deferred income taxes	31,485	25,413

	$676,586	$670,854

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$98,000	$—
Current installments of long-term debt	2,164	2,327
Accounts payable	45,171	83,497
Accrued liabilities	14,110	17,017
Income taxes payable	—	5,149
Sales, use and fuel taxes payable	15,765	22,134
Deferred income taxes	9,604	9,604
Amounts due to affiliated companies	155	—

Total current liabilities	184,969	139,728
Long term debt: less current installments	328,908	329,249
Deferred retirement benefits	134,777	131,059
Other noncurrent liabilities	—	4

Total liabilities	648,654	600,040

Commitments and contingencies Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	21,998	21,998
Retained earnings	49,710	94,365
Accumulated other comprehensive loss	(43,776)	(45,549)

Total stockholder’s equity	27,932	70,814

	$676,586	$670,854

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – (Unaudited)

(in thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Net sales	$594,748	$434,809	$1,215,674	$1,205,280

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	585,622	388,916	1,187,962	1,102,323
Selling, general and administrative expenses	37,684	35,924	74,443	72,158
Depreciation and amortization expenses	5,487	5,737	10,968	11,536

	628,793	430,577	1,273,373	1,186,017

Operating (loss) income	(34,045)	4,232	(57,699)	19,263

Other income (expense):
Interest expense, net	(8,712)	(9,094)	(17,179)	(18,473)
Other, net	(206)	(642)	(812)	(851)
Equity in net earnings of affiliate	—	6	—	40

	(8,918)	(9,730)	(17,991)	(19,284)

Loss before income tax benefit	(42,963)	(5,498)	(75,690)	(21)
Income tax benefit	(17,618)	(2,351)	(31,035)	(9)

Net loss	$(25,345)	$(3,147)	$(44,655)	$(12)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)

(in thousands)

	Six Months Ended February 28,
	2010	2009
Cash flows from operating activities:
Net loss	$(44,655)	$(12)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,135	11,701
Equity in net earnings of affiliate	—	(40)
Deferred income taxes	(7,303)	(344)
Loss on asset dispositions	265	261
Cash used in working capital items	(61,547)	(20,882)
Other, net	(1)	(1)
Change in operating assets and liabilities:
Other assets	—	(492)
Deferred retirement benefits	6,721	2,807
Other noncurrent liabilities	(4)	(7)

Total adjustments	(50,734)	(6,997)

Net cash used in operating activities	(95,389)	(7,009)

Cash flows from investing activities:
Additions to property, plant and equipment	(13,026)	(15,878)
Additions to deferred turnaround costs	(275)	(98)
Proceeds from asset dispositions	5	79

Net cash used in investing activities	(13,296)	(15,897)

Cash flows from financing activities:
Net borrowings on revolving credit facility	98,000	9,000
Proceeds from issuance of long term debt	—	318
Principal reductions of long term debt	(900)	(770)
Deferred financing costs	—	(225)

Net cash provided by financing activities	97,100	8,323

Net decrease in cash and cash equivalents	(11,585)	(14,583)
Cash and cash equivalents, beginning of year	31,062	32,447

Cash and cash equivalents, end of period	$19,477	$17,864

Cash provided by (used in) working capital items:
Accounts receivable, net	$12	$66,397
Refundable income taxes	—	7,251
Inventories	38,516	(88,080)
Prepaid expenses and other assets	(48,288)	5,283
Amounts due from affiliated companies, net	964	(575)
Accounts payable	(38,326)	(4,354)
Accrued liabilities	(2,907)	(2,926)
Income taxes payable	(5,149)	—
Sales, use and fuel taxes payable	(6,369)	(3,878)

Total change	$(61,547)	$(20,882)

Cash paid during the period for:
Interest	$17,488	$19,067
Income taxes	$5,531	$21

Non-cash investing activities:
Property additions & capital leases	$805	$846

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2009.

Certain items have been reclassified to conform to current period presentation.

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

Inventories consist of the following:

	February, 28 2010	August 31, 2009
	(in thousands)
Crude Oil	$38,854	$92,972
Petroleum Products	122,973	110,573
Lower of cost of market reserve	(1,462)	(6,104)

Total @ LIFO	160,365	197,441

Merchandise	18,199	18,597
Supplies	20,461	21,503

Total @ FIFO	38,660	40,100

Total Inventory	$199,025	$237,541

Inventories at the lower of last-in, first-out (“LIFO”) cost or market reflect a market valuation reserve of $1,462,000 and $6,104,000 at February 28, 2010 and August 31, 2009, respectively. As of February 28, 2010 and August 31, 2009, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $35,416,000 and $5,278,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Subsidiary Guarantors

All the Company’s wholly-owned subsidiaries fully and unconditionally guarantee, on a joint and several basis, the Company’s $350,000,000 Senior Unsecured Note Indenture due August 15, 2012. There are no restrictions within the consolidated group on the ability of the Company or any of its subsidiaries to obtain loans from or pay dividends to other members of the consolidated group. Financial information of the Company’s wholly-owned subsidiary guarantors is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	February 28, 2010				August 31, 2009
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$5,376	$14,101	$—	$19,477	$21,265	$9,797	$—	$31,062
Accounts receivable, net	53,396	31,974	—	85,370	52,726	32,656	—	85,382
Inventories	170,672	28,353	—	199,025	209,729	27,812	—	237,541
Prepaid expenses and other assets	55,013	7,836	—	62,849	8,733	5,828	—	14,561
Amounts due from affiliated companies	—	—	—	—	1,728	(919)	—	809
Intercompany	125,648	16,501	(142,149)	—	106,025	15,527	(121,552)	—

Total current assets	410,105	98,765	(142,149)	366,721	400,206	90,701	(121,552)	369,355

Property, plant and equipment, net	179,402	77,822	—	257,224	174,629	77,419	—	252,048
Deferred financing costs, net	2,679	—	—	2,679	3,254	—	—	3,254
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,429	—	1,429	—	1,483	—	1,483
Deferred turnaround costs & other assets	4,413	786	—	5,199	6,577	875	—	7,452
Deferred income taxes	35,847	(4,362)	—	31,485	29,658	(4,245)	—	25,413
Investment in subsidiaries	8,636	—	(8,636)	—	9,872	—	(9,872)	—

	$641,082	$186,289	$(150,785)	$676,586	$624,196	$178,082	$(131,424)	$670,854

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$98,000	$—	$—	$98,000	$—	$—	$—	$—
Current installments of long-term debt	1,417	747	—	2,164	1,350	977	—	2,327
Accounts payable	23,346	21,825	—	45,171	62,789	20,708	—	83,497
Income taxes payable	—	—	—	—	(4,861)	10,010	—	5,149
Accrued liabilities	8,787	5,323	—	14,110	10,864	6,153	—	17,017
Sales, use and fuel taxes payable	12,465	3,300	—	15,765	17,703	4,431	—	22,134
Deferred income taxes	9,538	66	—	9,604	9,538	66	—	9,604
Amounts due to affiliated companies	—	155	—	155	—	—	—	—
Intercompany	—	142,149	(142,149)	—	—	121,552	(121,552)	—

Total current liabilities	153,553	173,565	(142,149)	184,969	97,383	163,897	(121,552)	139,728

Long term debt: less current installments	326,793	2,115	—	328,908	326,822	2,427	—	329,249
Deferred retirement benefits	132,804	1,973	—	134,777	129,177	1,882	—	131,059
Other noncurrent liabilities	—	—	—	—	—	4	—	4

Total liabilities	613,150	177,653	(142,149)	648,654	553,382	168,210	(121,552)	600,040

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	21,998	10,651	(10,651)	21,998	21,998	10,651	(10,651)	21,998
Retained earnings	49,710	(1,090)	1,090	49,710	94,365	210	(210)	94,365
Accumulated other comprehensive loss	(43,776)	(943)	943	(43,776)	(45,549)	(1,007)	1,007	(45,549)

Total stockholder’s equity	27,932	8,636	(8,636)	27,932	70,814	9,872	(9,872)	70,814

	$641,082	$186,289	$(150,785)	$676,586	$624,196	$178,082	$(131,424)	$670,854

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended February 28, 2010				Three Months Ended February 28, 2009
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$426,301	$319,746	$(151,299)	$594,748	$284,189	$237,528	$(86,908)	$434,809

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	446,158	290,763	(151,299)	585,622	271,402	204,422	(86,908)	388,916
Selling, general and administrative expenses	5,864	31,820	—	37,684	6,014	29,910	—	35,924
Depreciation and amortization expenses	3,972	1,515	—	5,487	4,288	1,449	—	5,737

	455,994	324,098	(151,299)	628,793	281,704	235,781	(86,908)	430,577

Operating (loss) income	(29,693)	(4,352)	—	(34,045)	2,485	1,747	—	4,232

Other income (expense):
Interest expense, net	(8,392)	(320)	—	(8,712)	(8,703)	(391)	—	(9,094)
Other, net	(668)	462	—	(206)	(835)	193	—	(642)
Equity in net earnings of affiliate	—	—	—	—	6	—	—	6
Equity in net (loss) income of subsidiaries	(2,510)	—	2,510	—	888	—	(888)	—

	(11,570)	142	2,510	(8,918)	(8,644)	(198)	(888)	(9,730)

(Loss) income before income tax (benefit) expense	(41,263)	(4,210)	2,510	(42,963)	(6,159)	1,549	(888)	(5,498)
Income tax (benefit) expense	(15,918)	(1,700)	—	(17,618)	(3,012)	661	—	(2,351)

Net (loss) income	$(25,345)	$(2,510)	$2,510	$(25,345)	$(3,147)	$888	$(888)	$(3,147)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Six Months Ended February 28, 2010				Six Months Ended February 28, 2009
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$870,275	$644,441	$(299,042)	$1,215,674	$857,520	$599,978	$(252,218)	$1,205,280

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	906,138	580,866	(299,042)	1,187,962	842,641	511,900	(252,218)	1,102,323
Selling, general and administrative expenses	11,705	62,738	—	74,443	11,701	60,457	—	72,158
Depreciation and amortization expenses	7,945	3,023	—	10,968	8,577	2,959	—	11,536

	925,788	646,627	(299,042)	1,273,373	862,919	575,316	(252,218)	1,186,017

Operating (loss) income	(55,513)	(2,186)	—	(57,699)	(5,399)	24,662	—	19,263

Other income (expense):
Interest expense, net	(16,524)	(655)	—	(17,179)	(17,168)	(1,305)	—	(18,473)
Other, net	(1,484)	672	—	(812)	(1,358)	507	—	(851)
Equity in net earnings of affiliate	—	—	—	—	40	—	—	40
Equity in net (loss) earnings of subsidiaries	(1,300)	—	1,300	—	14,293	—	(14,293)	—

	(19,308)	17	1,300	(17,991)	(4,193)	(798)	(14,293)	(19,284)

(Loss) income before income tax (benefit) expense	(74,821)	(2,169)	1,300	(75,690)	(9,592)	23,864	(14,293)	(21)
Income tax (benefit) expense	(30,166)	(869)	—	(31,035)	(9,580)	9,571	—	(9)

Net (loss) income	$(44,655)	$(1,300)	$1,300	$(44,655)	$(12)	$14,293	$(14,293)	$(12)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended February 28, 2010				Six Months Ended February 28, 2009
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(103,660)	$8,271	$—	$(95,389)	$1,503	$(8,512)	$—	$(7,009)

Cash flows from investing activities:
Additions to property, plant and equipment	(9,651)	(3,375)	—	(13,026)	(13,881)	(1,997)	—	(15,878)
Additions to deferred turnaround costs	(224)	(51)	—	(275)	(87)	(11)	—	(98)
Proceeds from asset dispositions	5	—	—	5	—	79	—	79

Net cash used in investing activities	(9,870)	(3,426)	—	(13,296)	(13,968)	(1,929)	—	(15,897)

Cash flows from financing activities:
Net borrowings on revolving credit facility	98,000	—	—	98,000	9,000	—	—	9,000
Proceeds from issuance of long-term debt	—	—	—	—	—	318	—	318
Principal reductions of long-term debt	(359)	(541)	—	(900)	(304)	(466)	—	(770)
Deferred financing costs	—	—	—	—	(225)	—	—	(225)

Net cash provided by (used in) financing activities	97,641	(541)	—	97,100	8,471	(148)	—	8,323

Net (decrease) increase in cash and cash equivalents	(15,889)	4,304	—	(11,585)	(3,994)	(10,589)	—	(14,583)
Cash and cash equivalents, beginning of year	21,265	9,797	—	31,062	11,358	21,089	—	32,447

Cash and cash equivalents, end of period	$5,376	$14,101	$—	19,477	7,364	10,500	—	17,864

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Net Sales
Retail	$318,689	$236,318	$642,318	$597,577
Wholesale	276,059	198,491	573,356	607,703

	$594,748	$434,809	$1,215,674	$1,205,280

Intersegment Sales
Wholesale	$150,242	$85,878	$296,919	$249,817

Operating (Loss) Income
Retail	$(4,250)	$3,325	$(2,321)	$29,883
Wholesale	(29,795)	907	(55,378)	(10,620)

	$(34,045)	$4,232	$(57,699)	$19,263

Depreciation and Amortization
Retail	$1,334	$1,281	$2,662	$2,626
Wholesale	4,153	4,456	8,306	8,910

	$5,487	$5,737	$10,968	$11,536

	February 28, 2010	August 31, 2009
Total Assets
Retail	$156,771	$150,082
Wholesale	519,815	520,772

	$676,586	$670,854

Capital Expenditures (including non-cash)
Retail	$3,320	$5,161
Wholesale	10,511	19,988

	$13,831	$25,149

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Employee Benefit Plans

For the periods ended February 28, 2010 and 2009, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits
	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
	(in thousands)
Service cost	$918	$734	$1,806	$1,425
Interest cost on benefit obligation	1,482	1,395	2,916	2,707
Expected return on plan assets	(1,016)	(1,164)	(2,000)	(2,258)
Amortization and deferral of net loss	849	206	1,744	469

Net periodic benefit cost	$2,233	$1,171	$4,466	$2,343

	Other Post-Retirement Benefits
	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
	(in thousands)
Service cost	$891	$669	$1,732	$1,339
Interest cost on benefit obligation	1,258	1,116	2,445	2,232
Amortization of transition obligation	—	149	149	298
Amortization and deferral of net loss	488	244	948	487

Net periodic benefit cost	$2,637	$2,178	$5,274	$4,356

As of February 28, 2010, $1,164,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2010.

7.	Fair Value Measurements

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

The carrying values of all financial instruments classified as a current asset or current liability approximate fair value because of the short maturity of these instruments. The carrying value exceeded the fair value of the instruments at February 28, 2010 and August 31, 2009 by $10,097,000 and $63,950,000, respectively.

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

Recent Developments

The Company continues to be impacted by the volatility of the petroleum market in fiscal year 2010. Crude prices in the second quarter of fiscal year 2010 have risen as compared to the first quarter of fiscal year 2010. The average NYMEX crude price for the third fiscal quarter based on values published on March 31, 2010 was $80.50/bbl, a $3.45/bbl or 4.5% higher than the average price for the second fiscal quarter of 2010 which was $77.05/bbl.

The lagged 3-2-1 crackspread, as measured by the difference between the price of crude oil contracts traded on the NYMEX for the proceeding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, benefited from the rising crude market. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the third quarter of fiscal year 2010 based on values as of March 31, 2010, was $11.41/bbl, a $4.45/bbl or a 64.0% improvement over the lagged crackspread for the second quarter of fiscal year 2010 which was $6.96/bbl.

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

Retail Operations:

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
	(dollars in thousands)
Net Sales
Petroleum	$260,100	$183,440	$521,442	$488,105
Merchandise and other	58,589	52,878	120,876	109,472

Total Net Sales	$318,689	$236,318	$642,318	$597,577
Costs of goods sold	$289,983	$201,959	$579,619	$504,909
Selling, general and administrative expenses	31,622	29,753	62,358	60,159
Depreciation and amortization expenses	1,334	1,281	2,662	2,626

Segment Operating (Loss) Income	$(4,250)	$3,325	$(2,321)	$29,883

Retail Operating Data:
Petroleum sales (thousands of gallons)	93,972	93,159	191,426	190,487

Petroleum margin (a)	$14,176	$20,716	$32,208	$64,139
Petroleum margin ($/gallon) (b)	.1509	.2223	.1683	.3367

Merchandise and other margins	$14,530	$13,643	$30,491	$28,529
Merchandise margin (percent of sales)	24.8%	25.8%	25.2%	26.1%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended February 28, 2010 and 2009

Net Sales

Retail sales increased during the fiscal quarter ended February 28, 2010 by $82.4 million or 34.9% for the comparable period in fiscal 2009 from $236.3 million to $318.7 million. The increase was primarily due to $76.7 million in petroleum sales and $5.7 million in merchandise sales. The petroleum sales increase resulted from a 40.6% increase in retail selling prices per gallon, and a .8 million gallon or .9% increase in retail petroleum volume. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended February 28, 2010 by $88.0 million or 44.7% for the comparable period in fiscal 2009 from $202.0 million to $290.0 million. The increase was primarily due to $82.3 million in petroleum purchase prices, fuel tax of $1.5 million and merchandise cost of $4.8 million offset by a decrease in freight cost of $.6 million.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses increased during the fiscal quarter ended February 28, 2010 by $1.9 million or 6.3% for the comparable period in fiscal 2009 from $29.7 million to $31.6 million. The increase was primarily due to payroll costs of $1.0 million, credit/customer service costs of $.6 million, environmental costs of $.4 million, and pension/post retirement costs of $.3 million, offset by a reduction in maintenance costs of $.1 million, insurance/utilities/taxes of $.1 million, advertising costs of $.1 million and other of $.1 million.

Comparison of Six Months Ended February 28, 2010 and 2009

Net Sales

Retail sales increased during the six months ended February 28, 2010 by $44.7 million or 7.5% for the comparable period in fiscal 2009 from $597.6 million to $642.3 million. The increase was primarily due to $33.3 million in petroleum sales, and $11.4 million in merchandise sales. The petroleum sales increase resulted from a 6.3% increase in retail selling prices per gallon and a .9 million gallon or .5% increase in sales volume. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the six months ended February 28, 2010 by $74.7 million or 14.8% for the comparable period in fiscal 2009 from $504.9 million to $579.6 million. The increase was primarily due to $64.7 million in petroleum purchase prices, fuel taxes of $1.3 million and merchandise costs of $9.4 million offset by a decrease in freight costs of $.7 million.

Selling, General and Administrative Expenses

Retail SG&A expenses increased during the six months ended February 28, 2010 by $2.2 million or 3.7% for the comparable period in fiscal 2009 from $60.2 million to $62.4 million. The increase was due to payroll costs of $1.9 million, credit/customer service costs of $.5 million, pension/post retirement costs of $.5 million and environmental costs of $.2 million, offset by a reduction in maintenance costs of $.3 million, advertising of $.2 million, insurance/utilities/taxes of $.2 million and other of $.2 million.

Wholesale Operations:

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
	(dollars in thousands)
Net Sales (a)	$276,059	$198,491	$573,356	$607,703
Costs of goods sold (exclusive of depreciation and amortization)	295,639	186,957	608,343	597,414
Selling, general and administrative expenses	6,062	6,171	12,085	11,999
Depreciation and amortization expenses	4,153	4,456	8,306	8,910

Segment Operating (Loss) Income	$(29,795)	$907	$(55,378)	$(10,620)

Key Wholesale Operating Statistics:

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	2,228	2,573	4,509	4,907
Distillates	1,105	1,455	2,244	2,851
Asphalt	1,525	1,652	3,081	3,502
Butane, propane, residual products, internally produced fuel and other (“Other”)	554	534	1,080	1,026

Total Product Yield	5,412	6,214	10,914	12,286

% Heavy Crude Oil of Total Refinery Throughput (b)	60%	58%	61%	61%
Crude throughput (thousand barrels per day)	56.5	64.7	56.5	64.0

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,269	1,360	2,532	2,772
Distillates	841	1,139	1,692	2,205
Asphalt	1,291	1,264	3,231	2,879
Other	294	218	545	425

Total Product Sales Volume	3,695	3,981	8,000	8,281

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$107,782	$65,057	$210,311	$191,464
Distillates	73,318	70,535	143,631	187,119
Asphalt	78,629	57,595	191,875	212,507
Other	16,330	5,304	27,539	16,613

Total Product Sales	$276,059	$198,491	$573,356	$607,703

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended February 28, 2010 and 2009

Net Sales

Wholesale sales increased during the three months ended February 28, 2010 by $77.6 million or 39.1% for the comparable period in fiscal 2009 from $198.5 million to $276.1 million. The increase was due to a 49.8% increase in wholesale prices offset by a 7.2% decrease in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold increased during the three months ended February 28, 2010 by $108.7 million or 58.1% for the comparable period in fiscal 2009 from $186.9 million to $295.6 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in cost of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses decreased during the three months ended February 28, 2010 by $.1 million or 1.8% for the comparable period in fiscal 2009 from $6.2 million or 3.1% of net wholesale to $6.1 million or 2.2% of net wholesale sales.

Comparison of Six Months Ended February 28, 2010 and 2009

Net Sales

Wholesale sales decreased during the six months ended February 28, 2010 by $34.3 million or 5.7% for the comparable period in fiscal 2009 from $607.7 million to $573.4 million. The decrease was due to a 2.4% decrease in wholesale prices and a 3.4% decrease in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold increased during the six months ended February 28, 2010 by $10.9 million or 1.8% for the comparable period in fiscal 2009 from $597.4 million to $608.3 million. The increase in wholesale costs of goods sold was primarily due to an increase in the costs of raw material.

Selling, General and Administrative Expenses

Wholesale SG&A expenses increased during the six months ended February 28, 2010 by $.1 million or .7% for the comparable period in fiscal 2009 from $12.0 million or 2.0% of net wholesale to $12.1 million or 2.1% of net wholesale sales.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended February 28, 2010 decreased $.4 million or 4.4% for the comparable period in fiscal 2009 from $9.1 million to $8.7 million. The decrease was due in part to the Company acquiring $26.0 million of its 10  1/2% Senior Unsecured Notes due 2012 during the third and fourth quarters of fiscal 2009.

Net interest expense (interest expense less interest income) for the six months ended February 28, 2010 decreased $1.3 million or 7.0% for the comparable period in fiscal 2009 from $18.5 million to $17.2 million. The decrease was due in part to the Company acquiring $26.0 million of its 10  1/2% Senior Unsecured Notes due 2012 during the third and fourth quarters of fiscal 2009.

Income Tax Expense/(Benefit)

The Company’s effective tax rate for the three and six months ended February 28, 2010 and 2009 remained relatively constant at approximately 41%.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

February 28, 2010
Cash and cash equivalents	$19,477
Working capital	$181,752
Current ratio	2.0
Debt	$429,072

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

Six Months Ended February 28, 2010
(in millions)
Significant uses of cash Investing activities:
Additions to deferred turnaround costs	(.3)
Property, plant and equipment
FCC Feed Hydrotreater	(1.8)
Retail Maintenance (black top, roof, HVAC, rehab)	(1.7)
Properties Purchased	(.9)
Retail Petroleum Upgrade	(.7)
Computers and Equipment Upgrade	(.6)
#4 Boiler Upgrade	(.4)
Asbestos Abatement	(.3)
Environmental Instruments Upgrade	(.1)
Other General Capital Items (tank repairs, refinery piping, etc)	(3.0)
State and Federal Mandates:
Renewable Fuels – Cost Estimates	(2.2)
Biodiesel Blending	(.7)
Reduction of Benzene and Gasoline	(.5)
Reduction of Gasoline RVP	(.1)

Total property, plant and equipment	(13.0)

Net cash used in investing activities	(13.3)

Financing activities:
Net borrowings on revolving credit facility	98.0
Principal reductions of long term debt	(.9)

Net cash provided by financing activities	$97.1

Working capital items:
Decrease in inventory	38.5
Amounts due from affiliated companies, net increase	1.0
Accounts receivable decrease	—
Prepaid expense increase	(48.3)
Accounts payable decrease	(38.3)
Sales, use and fuel taxes payable decrease	(6.4)
Income taxes payable decrease	(5.2)
Accrued liabilities decrease	(2.9)

Cash used in working capital items	$(61.6)

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

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. Our revolving credit facility with PNC Bank, N.A., as Agent Bank (the “Revolving Credit Facility”) is $130,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on November 27, 2011. Under the Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate plus an applicable margin of 0% to .5%; the Federal Funds Open Rate plus .5%; or the Daily LIBOR rate plus 1%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.35% to 1.75%. The Agent Bank’s prime rate at February 28, 2010 was 3.25%.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $4.4 million as of February 28, 2010 and there were outstanding borrowings under the Revolving Credit Facility in the amount of $98.0 million resulting in net availability of $27.6 million. As of April 14, 2010 there was $72.0 million outstanding on the $130 million Revolving Credit Facility and standby letters of credit in the amount of $4.4 million, resulting in a net availability of $53.6 million and the Company had full access to it. The Company’s working capital ratio was 2.0 as of February 28, 2010.

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

The Company uses its revolving credit facility to finance a portion of its operations. As of April 14, 2010, there was $72.0 million outstanding under the revolving line of credit. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. The Company had no open future positions at February 28, 2010.

See also Recent Developments section of Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 28, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: April 14, 2010

UNITED REFINING COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2010

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2010

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2010

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2010

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2010

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2010

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2010

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2010

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2010

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2010

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2010

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2010

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President – Finance