Form 10-Q
period 2010-05-31
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL CORP; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2010-07-15
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 15, 2010, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	May 31, 2010 (Unaudited)	August 31, 2009
Assets
Current:
Cash and cash equivalents	$24,350	$31,062
Accounts receivable, net	85,288	85,382
Inventories	199,328	237,541
Prepaid expenses and other assets	57,584	14,561
Amounts due from affiliated companies, net	—	809

Total current assets	366,550	369,355
Property, plant and equipment, net	259,000	252,048
Deferred financing costs, net	2,401	3,254
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,403	1,483
Deferred turnaround costs and other assets, net	4,720	7,452
Deferred income taxes	28,978	25,413

	$674,901	$670,854

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$93,000	$—
Current installments of long-term debt	2,006	2,327
Accounts payable	47,945	83,497
Accrued liabilities	23,778	17,017
Income taxes payable	—	5,149
Sales, use and fuel taxes payable	20,743	22,134
Deferred income taxes	9,604	9,604
Amounts due to affiliated companies	1,444	—

Total current liabilities	198,520	139,728
Long term debt: less current installments	328,473	329,249
Deferred retirement benefits	135,942	131,059
Other noncurrent liabilities	—	4

Total liabilities	662,935	600,040

Commitments and contingencies Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	21,998	21,998
Retained earnings	32,858	94,365
Accumulated other comprehensive loss	(42,890)	(45,549)

Total stockholder’s equity	11,966	70,814

	$674,901	$670,854

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – (Unaudited)

(in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Net sales	$705,322	$498,312	$1,920,996	$1,703,592

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	674,641	427,283	1,862,603	1,529,606
Selling, general and administrative expenses	37,191	35,779	111,634	107,937
Depreciation and amortization expenses	5,467	5,684	16,435	17,220

	717,299	468,746	1,990,672	1,654,763

Operating (loss) income	(11,977)	29,566	(69,676)	48,829

Other income (expense):
Interest expense, net	(8,983)	(8,785)	(26,162)	(27,258)
Other, net	(620)	(627)	(1,432)	(1,479)
Equity in net earnings of affiliate	—	(3)	—	38
Gain on extinguishment of debt	—	9,230	—	9,230

	(9,603)	(185)	(27,594)	(19,469)

(Loss) income before income tax (benefit) expense	(21,580)	29,381	(97,270)	29,360
Income tax (benefit) expense	(4,728)	12,048	(35,763)	12,039

Net (loss) income	$(16,852)	$17,333	$(61,507)	$17,321

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)

(in thousands)

	Nine Months Ended May 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(61,507)	$17,321
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,686	17,486
Equity in net earnings of affiliate	—	(38)
Deferred income taxes	(5,413)	1,516
Gain on extinguishment of debt	—	(9,230)
Loss on asset dispositions	825	587
Cash used in working capital items	(37,794)	(25,216)
Change in operating assets and liabilities:
Other assets	—	372
Deferred retirement benefits	9,387	4,370
Other noncurrent liabilities	(4)	(11)
Other, net	2	(2)

Total adjustments	(16,311)	(10,166)

Net cash (used in) provided by operating activities	(77,818)	7,155

Cash flows from investing activities:
Additions to property, plant and equipment	(19,559)	(19,191)
Additions to deferred turnaround costs	(1,060)	(1,138)
Proceeds from asset dispositions	25	80

Net cash used in investing activities	(20,594)	(20,249)

Cash flows from financing activities:
Net borrowings on revolving credit facility	93,000	13,000
Proceeds from issuance of long term debt	—	318
Principal reductions of long term debt	(1,290)	(12,559)
Deferred financing costs	(10)	(225)

Net cash provided by (used in) financing activities	91,700	534

Net decrease in cash and cash equivalents	(6,712)	(12,560)
Cash and cash equivalents, beginning of year	31,062	32,447

Cash and cash equivalents, end of period	$24,350	$19,887

Cash provided by (used in) working capital items:
Accounts receivable, net	$94	$46,263
Refundable income taxes	—	31,311
Inventories	38,213	(111,775)
Prepaid expenses and other assets	(43,023)	(3,647)
Amounts due from affiliated companies, net	2,253	(835)
Accounts payable	(35,552)	(3,159)
Accrued liabilities	6,761	7,288
Income taxes payable	(5,149)	9,033
Sales, use and fuel taxes payable	(1,391)	305

Total change	$(37,794)	$(25,216)

Cash paid during the period for:
Interest	$18,072	$19,473
Income taxes	$5,651	$1,458

Non-cash investing activities:
Property additions & capital leases	$805	$1,148

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2009.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Inventories consist of the following:

	May 31, 2010	August 31, 2009
	(in thousands)
Crude Oil	$42,588	$92,972
Petroleum Products	116,238	110,573
Lower of cost of market reserve	—	(6,104)

Total @ LIFO	158,826	197,441

Merchandise	18,867	18,597
Supplies	21,635	21,503

Total @ FIFO	40,502	40,100

Total Inventory	$199,328	$237,541

Inventories at the lower of last-in, first-out (“LIFO”) cost or market reflect a market valuation reserve of $0 and $6,104,000 at May 31, 2010 and August 31, 2009, respectively. As of May 31, 2010 and August 31, 2009, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $36,908,000 and $5,278,000, respectively.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	May 31, 2010				August 31, 2009
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$5,917	$18,433	$—	$24,350	$21,265	$9,797	$—	$31,062
Accounts receivable, net	48,414	36,874	—	85,288	52,726	32,656	—	85,382
Inventories	171,386	27,942	—	199,328	209,729	27,812	—	237,541
Prepaid expenses and other assets	50,425	7,159	—	57,584	8,733	5,828	—	14,561
Amounts due from affiliated companies	—	—	—	—	1,728	(919)	—	809
Intercompany	129,485	16,608	(146,093)	—	106,025	15,527	(121,552)	—

Total current assets	405,627	107,016	(146,093)	366,550	400,206	90,701	(121,552)	369,355

Property, plant and equipment, net	181,918	77,082	—	259,000	174,629	77,419	—	252,048
Deferred financing costs, net	2,401	—	—	2,401	3,254	—	—	3,254
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,403	—	1,403	—	1,483	—	1,483
Deferred turnaround costs & other assets	4,004	716	—	4,720	6,577	875	—	7,452
Deferred income taxes	36,523	(7,545)	—	28,978	29,658	(4,245)	—	25,413
Investment in subsidiaries	5,861	—	(5,861)	—	9,872	—	(9,872)	—

	$636,334	$190,521	$(151,954)	$674,901	$624,196	$178,082	$(131,424)	$670,854

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$93,000	—	$—	$93,000	$—	$—	$—	$—
Current installments of long-term debt	1,388	618	—	2,006	1,350	977	—	2,327
Accounts payable	25,227	22,718	—	47,945	62,789	20,708	—	83,497
Accrued liabilities	18,211	5,567	—	23,778	10,864	6,153	—	17,017
Income taxes payable	—	—	—	—	(4,861)	10,010	—	5,149
Sales, use and fuel taxes payable	16,524	4,219	—	20,743	17,703	4,431	—	22,134
Deferred income taxes	9,538	66	—	9,604	9,538	66	—	9,604
Amounts due to affiliated companies	—	1,444	—	1,444	—	—	—	—
Intercompany	—	146,093	(146,093)	—	—	121,552	(121,552)	—

Total current liabilities	163,888	180,725	(146,093)	198,520	97,383	163,897	(121,552)	139,728

Long term debt: less current installments	326,464	2,009	—	328,473	326,822	2,427	—	329,249
Deferred retirement benefits	134,016	1,926	—	135,942	129,177	1,882	—	131,059
Other noncurrent liabilities	—	—	—	—	—	4	—	4

Total liabilities	624,368	184,660	(146,093)	662,935	553,382	168,210	(121,552)	600,040

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	21,998	10,651	(10,651)	21,998	21,998	10,651	(10,651)	21,998
Retained earnings	32,858	(3,896)	3,896	32,858	94,365	210	(210)	94,365
Accumulated other comprehensive loss	(42,890)	(912)	912	(42,890)	(45,549)	(1,007)	1,007	(45,549)

Total stockholder’s equity	11,966	5,861	(5,861)	11,966	70,814	9,872	(9,872)	70,814

	$636,334	$190,521	$(151,954)	$674,901	$624,196	$178,082	$(131,424)	$670,854

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended May 31, 2010				Three Months Ended May 31, 2009
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$520,558	$355,218	$(170,454)	$705,322	$334,518	$277,990	$(114,196)	$498,312
Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	524,448	320,647	(170,454)	674,641	293,474	248,005	(114,196)	427,283
Selling, general and administrative expenses	4,771	32,420	—	37,191	5,395	30,384	—	35,779
Depreciation and amortization expenses	3,973	1,494	—	5,467	4,265	1,419	—	5,684

	533,192	354,561	(170,454)	717,299	303,134	279,808	(114,196)	468,746

Operating (loss) income	(12,634)	657	—	(11,977)	31,384	(1,818)	—	29,566

Other income (expense):
Interest expense, net	(8,676)	(307)	—	(8,983)	(8,450)	(335)	—	(8,785)
Other, net	(842)	222	—	(620)	(905)	278	—	(627)
Equity in net earnings of affiliate	—	—	—	—	(3)	—	—	(3)
Gain on extinguishment of debt	—	—	—	—	9,230	—	—	9,230
Equity in net (loss) income of subsidiaries	(2,805)	—	2,805	—	(1,703)	—	1,703	—

	(12,323)	(85)	2,805	(9,603)	(1,831)	(57)	1,703	(185)

(Loss) income before income tax (benefit) expense	(24,957)	572	2,805	(21,580)	29,553	(1,875)	1,703	29,381
Income tax (benefit) expense	(8,105)	3,377	—	(4,728)	12,220	(172)	—	12,048

Net (loss) income	$(16,852)	$(2,805)	$2,805	$(16,852)	$17,333	$(1,703)	$1,703	$17,333

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Nine Months Ended May 31, 2010				Nine Months Ended May 31, 2009
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$1,390,833	$999,659	$(469,496)	$1,920,996	$1,192,038	$877,968	$(366,414)	$1,703,592
Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	1,430,586	901,513	(469,496)	1,862,603	1,136,115	759,905	(366,414)	1,529,606
Selling, general and administrative expenses	16,476	95,158	—	111,634	17,096	90,841	—	107,937
Depreciation and amortization expenses	11,918	4,517	—	16,435	12,842	4,378	—	17,220

	1,458,980	1,001,188	(469,496)	1,990,672	1,166,053	855,124	(366,414)	1,654,763

Operating (loss) income	(68,147)	(1,529)	—	(69,676)	25,985	22,844	—	48,829

Other income (expense):
Interest expense, net	(25,200)	(962)	—	(26,162)	(25,618)	(1,640)	—	(27,258)
Other, net	(2,326)	894	—	(1,432)	(2,264)	785	—	(1,479)
Equity in net earnings of affiliate	—	—	—	—	38	—	—	38
Gain on extinguishment of debt	—	—	—	—	9,230	—	—	9,230
Equity in net (loss) earnings of subsidiaries	(4,105)	—	4,105	—	12,590	—	(12,590)	—

	(31,631)	(68)	4,105	(27,594)	(6,024)	(855)	(12,590)	(19,469)

(Loss) income before income tax (benefit) expense	(99,778)	(1,597)	4,105	(97,270)	19,961	21,989	(12,590)	29,360
Income tax (benefit) expense	(38,271)	2,508	—	(35,763)	2,640	9,399	—	12,039

Net (loss) income	$(61,507)	$(4,105)	$4,105	$(61,507)	$17,321	$12,590	$(12,590)	$17,321

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended May 31, 2010				Nine Months Ended May 31, 2009
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(91,725)	$13,907	$—	$(77,818)	$10,972	$(3,817)	$—	$7,155

Cash flows from investing activities:
Additions to property, plant and equipment	(15,116)	(4,443)	—	(19,559)	(15,945)	(3,246)	—	(19,191)
Additions to deferred turnaround costs	(1,009)	(51)	—	(1,060)	(1,127)	(11)	—	(1,138)
Proceeds from asset dispositions	25	—	—	25	—	80	—	80

Net cash used in investing activities	(16,100)	(4,494)	—	(20,594)	(17,072)	(3,177)	—	(20,249)

Cash flows from financing activities:
Net borrowings on revolving credit facility	93,000	—	—	93,000	13,000	—	—	13,000
Proceeds from issuance of long-term debt	—	—	—	—	—	318	—	318
Principal reductions of long-term debt	(513)	(777)	—	(1,290)	(11,840)	(719)	—	(12,559)
Deferred financing costs	(10)	—	—	(10)	(225)	—	—	(225)

Net cash provided by (used in) financing activities	92,477	(777)	—	91,700	935	(401)	—	534

Net (decrease) increase in cash and cash equivalents	(15,348)	8,636	—	(6,712)	(5,165)	(7,395)	—	(12,560)
Cash and cash equivalents, beginning of year	21,265	9,797	—	31,062	11,358	21,089	—	32,447

Cash and cash equivalents, end of period	$5,917	$18,433	$—	$24,350	$6,193	$13,694	$—	$19,887

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Net Sales
Retail	$354,064	$276,938	$996,382	$874,515
Wholesale	351,258	221,374	924,614	829,077

	$705,322	$498,312	$1,920,996	$1,703,592

Intersegment Sales
Wholesale	$169,300	$77,144	$466,219	$362,961

Operating (Loss) Income
Retail	$988	$(2,718)	$(1,333)	$27,165
Wholesale	(12,965)	32,284	(68,343)	21,664

	$(11,977)	$29,566	$(69,676)	$48,829

Depreciation and Amortization
Retail	$1,314	$1,252	$3,976	$3,878
Wholesale	4,153	4,432	12,459	13,342

	$5,467	$5,684	$16,435	$17,220

	May 31, 2010	August 31, 2009
Total Assets
Retail	$161,158	$150,082
Wholesale	513,743	520,772

	$674,901	$670,854

Capital Expenditures (including non-cash)
Retail	$4,324	$5,161
Wholesale	16,040	19,988

	$20,364	$25,149

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Employee Benefit Plans

For the periods ended May 31, 2010 and 2009, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits
	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
	(in thousands)
Service cost	$918	$647	$2,724	$2,072
Interest cost on benefit obligation	1,481	1,228	4,397	3,935
Expected return on plan assets	(1,016)	(1,024)	(3,016)	(3,282)
Amortization of transition obligation	—	2	—	2
Amortization and deferral of net loss	850	319	2,594	788

Net periodic benefit cost	$2,233	$1,172	$6,699	$3,515

	Other Post-Retirement Benefits
	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
	(in thousands)
Service cost	$892	$669	$2,624	$2,008
Interest cost on benefit obligation	1,257	1,116	3,702	3,348
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	—	150	149	448
Amortization and deferral of net loss	488	243	1,436	730

Net periodic benefit cost	$2,637	$2,178	$7,911	$6,534

As of May 31, 2010, $2,665,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2010.

7.	Fair Value Measurements

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

The carrying values of all financial instruments classified as a current asset or current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The carrying value exceeded the fair value of the senior notes at May 31, 2010 and August 31, 2009 by $9,281,000 and $63,950,000, respectively.

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

Recent Developments

The Company continues to be impacted by the volatility of the petroleum market in fiscal year 2010. Average crude prices for the third quarter of fiscal year 2010 have risen as compared to the second quarter of fiscal year 2010. However, during the month of May, crude prices peaked at $86.00 per barrel and fell to $68.00 per barrel within a three-week time period. The average NYMEX crude price for the fourth fiscal quarter based on values published on June 30, 2010 was $75.06/bbl, a $5.71/bbl or a 7.1% decrease from the average price for the third fiscal quarter of 2010 which was $80.77/bbl.

The lagged 3-2-1 crackspread, as measured by the difference between the price of crude oil contracts traded on the NYMEX for the proceeding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, benefited from the rising crude market. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the fourth quarter of fiscal year 2010 based on values as of June 30, 2010, was $11.24/bbl, a $.06/bbl or a .5% decrease from over the lagged crackspread for the third quarter of fiscal year 2010 which was $11.30/bbl.

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

Retail Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
	(dollars in thousands)
Net Sales
Petroleum	$288,066	$215,214	$809,509	$703,318
Merchandise and other	65,998	61,724	186,873	171,197

Total Net Sales	354,064	276,938	996,382	874,515
Costs of goods sold	319,512	248,153	899,131	753,062
Selling, general and administrative expenses	32,250	30,251	94,608	90,410
Depreciation and amortization expenses	1,314	1,252	3,976	3,878

Segment Operating (Loss) Income	$988	$(2,718)	$(1,333)	$27,165

Retail Operating Data:
Petroleum sales (thousands of gallons)	98,424	98,306	289,850	288,793

Petroleum margin (a)	$17,804	$13,090	$50,012	$77,229
Petroleum margin ($/gallon) (b)	.1809	.1332	.1725	.2674

Merchandise and other margins	$16,750	$15,695	$47,239	$44,224
Merchandise margin (percent of sales)	25.4%	25.4%	25.3%	25.8%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended May 31, 2010 and 2009

Net Sales

Retail sales increased during the fiscal quarter ended May 31, 2010 by $77.1 million or 27.9% for the comparable period in fiscal 2009 from $276.9 million to $354.0 million. The increase was primarily due to $72.8 million in petroleum sales and $4.3 million in merchandise sales. The petroleum sales increase resulted from a 33.7% increase in retail selling prices per gallon, and a .1 million gallon or .1% increase in retail petroleum volume. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended May 31, 2010 by $71.4 million or 28.8% for the comparable period in fiscal 2009 from $248.1 million to $319.5 million. The increase was primarily due to $66.6 million in petroleum purchase prices, merchandise cost of $3.2 million, fuel tax of $.9 million, and freight cost of $.7 million.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses increased during the fiscal quarter ended May 31, 2010 by $2.0 million or 6.6% for the comparable period in fiscal 2009 from $30.3 million to $32.3 million. The increase was primarily due to payroll costs of $.7 million, credit/customer service costs of $.3 million, pension/post retirement costs of $.3 million, maintenance costs of $.3 million, advertising costs of $.3 million and insurance/utilities/taxes of $.1 million.

Comparison of Nine Months Ended May 31, 2010 and 2009

Net Sales

Retail sales increased during the nine months ended May 31, 2010 by $121.9 million or 13.9% for the comparable period in fiscal 2009 from $874.5 million to $996.4 million. The increase was primarily due to $106.2 million in petroleum sales, and $15.7 million in merchandise sales. The petroleum sales increase resulted from a 14.7% increase in retail selling prices per gallon and a 1.1 million gallon or .4% increase in sales volume. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the nine months ended May 31, 2010 by $146.0 million or 19.4% for the comparable period in fiscal 2009 from $753.1 million to $899.1 million. The increase was primarily due to $131.1 million in petroleum purchase prices, merchandise costs of $12.7 million and fuel taxes of $2.2 million.

Selling, General and Administrative Expenses

Retail SG&A expenses increased during the nine months ended May 31, 2010 by $4.2 million or 4.6% for the comparable period in fiscal 2009 from $90.4 million to $94.6 million. The increase was due to payroll costs of $2.6 million, credit/customer service costs of $.8 million and pension/post retirement costs of $.8 million.

Wholesale Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
	(dollars in thousands)
Net Sales (a)	$351,258	$221,374	$924,614	$829,077
Costs of goods sold (exclusive of depreciation and amortization)	355,129	179,130	963,472	776,544
Selling, general and administrative expenses	4,941	5,528	17,026	17,527
Depreciation and amortization expenses	4,153	4,432	12,459	13,342

Segment Operating (Loss) Income	$(12,965)	$32,284	$(68,343)	$21,664

Key Wholesale Operating Statistics:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	2,400	2,064	6,909	6,972
Distillates	1,341	1,206	3,585	4,057
Asphalt	1,628	1,504	4,709	5,006
Butane, propane, residual products, internally produced fuel and other (“Other”)	597	676	1,678	1,701

Total Product Yield	5,966	5,450	16,881	17,736

% Heavy Crude Oil of Total Refinery Throughout (b)	58%	62%	60%	61%
Crude throughput (thousand barrels per day)	60.5	55.1	57.8	61.0

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,482	1,320	4,014	4,092
Distillates	1,115	1,064	2,807	3,269
Asphalt	1,416	1,478	4,647	4,357
Other	253	194	799	619

Total Product Sales Volume	4,266	4,056	12,267	12,337

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$132,501	$81,270	$342,812	$272,733
Distillates	103,939	64,968	247,570	252,087
Asphalt	102,224	70,032	294,099	282,539
Other	12,594	5,104	40,133	21,718

Total Product Sales	$351,258	$221,374	$924,614	$829,077

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended May 31, 2010 and 2009

Net Sales

Wholesale sales increased during the three months ended May 31, 2010 by $129.9 million or 58.7% for the comparable period in fiscal 2009 from $221.4 million to $351.3 million. The increase was due to a 50.9% increase in wholesale prices and by a 5.2% increase in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold increased during the three months ended May 31, 2010 by $176.0 million or 98.3% for the comparable period in fiscal 2009 from $179.1 million to $355.1 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in cost of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses decreased during the three months ended May 31, 2010 by $.6 million or 10.6% for the comparable period in fiscal 2009 from $5.5 million or 2.5% of net wholesale to $4.9 million or 1.4% of net wholesale sales.

Comparison of Nine Months Ended May 31, 2010 and 2009

Net Sales

Wholesale sales increased during the nine months ended May 31, 2010 by $95.5 million or 11.5% for the comparable period in fiscal 2009 from $829.1 million to $924.6 million. The increase was due to a 12.2% increase in wholesale prices offset by a .6% decrease in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold increased during the nine months ended May 31, 2010 by $186.9 million or 24.1% for the comparable period in fiscal 2009 from $776.5 million to $963.4 million. The increase in wholesale costs of goods sold was primarily due to an increase in the costs of raw material.

Selling, General and Administrative Expenses

Wholesale SG&A expenses decreased during the nine months ended May 31, 2010 by $.5 million or 2.9% for the comparable period in fiscal 2009 from $17.5 million or 2.1% of net wholesale to $17.0 million or 1.8% of net wholesale sales.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended May 31, 2010 increased $.2 million or 2.2% for the comparable period in fiscal 2009 from $8.8 million to $9.0 million. The increase was due in part to increased borrowings on the PNC Credit Facility during the period.

Net interest expense (interest expense less interest income) for the nine months ended May 31, 2010 decreased $1.1 million or 4.0% for the comparable period in fiscal 2009 from $27.3 million to $26.2 million. The decrease was due in part to the Company acquiring $26.0 million of its 10 1/2% Senior Unsecured Notes due 2012 during the third and fourth quarters of fiscal 2009.

Income Tax Expense/(Benefit)

The Company’s effective tax rate for the three months ended May 31, 2010 and 2009 was approximately 22% and 41% respectively; and for the nine month periods was approximately 37% and 41% respectively. This reduction in the effective tax rate was due to the Company recording a valuation allowance for Pennsylvania Net Operating tax losses.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

May 31, 2010
Cash and cash equivalents	$24,350
Working capital	$168,030
Current ratio	1.8
Debt	$423,479

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

Nine Months Ended May 31, 2010
(in millions)
Significant uses of cash Investing activities:
Additions to deferred turnaround costs	$1.0
Property, plant and equipment
Other general capital items (tank repairs, refinery piping, etc)	4.8
Retail maintenance (blacktop, roof, HVAC, rehab)	2.4
FCC feed hydrotreater	2.1
Properties purchased	1.2
Computers and equipment upgrade	.8
Retail petroleum upgrade	.7
#4 Boiler upgrade	.4
Asbestos abatement	.4
State and federal mandates:
Renewable fuels – cost estimates	4.9
Reduction of benzene and gasoline	.9
Biodiesel blending	.7
Reduction of gasoline RVP	.3

Total property, plant and equipment	$19.6

Net cash used in investing activities	$20.6

Financing activities:
Net borrowings on revolving credit facility	$93.0
Principal reductions of long term debt	(1.3)

Net cash provided by financing activities	$91.7

Working capital items:
Decrease in inventory	$38.2
Accrued liabilities increase	6.8
Amounts due from affiliated companies, net increase	2.3
Prepaid expense increase	(43.0)
Accounts payable decrease	(35.6)
Income taxes payable decrease	(5.1)
Sales, use and fuel taxes payable decrease	(1.4)

Cash used in working capital items	$(37.8)

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

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. Our revolving credit facility with PNC Bank, N.A., as Agent Bank (the “Revolving Credit Facility”) is $130,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on November 27, 2011. Under the Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate plus an applicable margin of 0% to .5%; the Federal Funds Open Rate plus .5%; or the Daily LIBOR rate plus 1%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.35% to 1.75%. The Agent Bank’s prime rate at May 31, 2010 was 3.25%.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $4.4 million as of May 31, 2010 and there were outstanding borrowings under the Revolving Credit Facility in the amount of $93.0 million resulting in net availability of $32.6 million. As of July 15, 2010 there was $73.0 million outstanding on the $130 million Revolving Credit Facility and standby letters of credit in the amount of $4.4 million, resulting in a net availability of $52.6 million and the Company had full access to it. The Company’s working capital ratio was 1.8 as of May 31, 2010.

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

The Company uses its revolving credit facility to finance a portion of its operations. As of July 15, 2010, there was $73.0 million outstanding under the revolving line of credit. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. The Company had no open future positions at May 31, 2010.

See also Recent Developments section of Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: July 15, 2010

UNITED REFINING COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2010

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2010

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2010

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2010

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2010

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2010

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2010

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2010

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2010

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2010

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2010

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2010

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President – Finance