Form 10-K
period 2010-08-31
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL CORP; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2010-11-29
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 29, 2010, 100 shares of the Registrant’s common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant’s are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

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

The retail segment sells petroleum products under the Kwik Fill®, Citgo®, Keystone® and Country Fair® brand names at a network of Company-operated retail units and convenience and grocery items through convenience stores under the Red Apple Food Mart® and Country Fair® brand names. As of August 31, 2010, (sometimes referred to as “fiscal 2010”), we operated 366 units, of which, 184 units are owned, 120 units are leased, and the remaining stores are operated under a management agreement. Approximately 20% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. For fiscal 2010 approximately 59% and 24% of our gasoline and distillate production, respectively, was sold through our retail network.

For fiscal 2010, we had total net sales of $2.7 billion, of which approximately 53% were derived from gasoline sales, approximately 37% were from sales of other petroleum products and 10% were from sales of merchandise and other revenue. Our capacity utilization rates have averaged 90% for the last five years.

We believe that the location of our 70,000 bpd refinery in Warren, Pennsylvania provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100 mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, and including fiscal 2010, we have experienced approximately 2.2 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. We own and operate the Kiantone Pipeline, a 78-mile long crude oil pipeline which connects the refinery to Canadian, U.S. and world crude oil sources through the Enbridge Pipelines Inc. and affiliates (collectively, “Enbridge”) pipeline system. Utilizing the storage capability of the pipeline, we are able to blend various grades of crude oil from different suppliers, allowing us to efficiently schedule production while managing feedstock mix and product yields in order to optimize profitability.

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

As of August 31, 2010, 168 of our retail units were located in New York, 185 in Pennsylvania and 13 in Ohio. In fiscal year 2010, approximately 59% of the refinery’s gasoline production was sold through our retail network. In addition to gasoline, all units sell convenience merchandise, 106 are Quick Serve Restaurants (“QSRs”) including franchise operations and eight of the units are full-service truck stops. Customers may pay for purchases with credit cards including our own Kwik Fill® credit card. In addition to this credit card, we maintain a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins.

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal year 2011. The lagged 3-2-1 crackspread as measured by the difference between the price of crude oil contracts traded on the NYMEX for the proceeding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, have been negatively affected by consistently fluctuating petroleum prices. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the month of September in fiscal year 2011 was $7.36 as compared to $10.46 for the fourth quarter of fiscal year 2010, a decrease of $3.10 or 30%. The lagged crackspread for October of fiscal year 2011 was $15.17, an increase of $4.71 or 45% as compared to the fourth quarter of fiscal year 2010.

In June 2010, the Company announced changes to the healthcare and pension plans provided to salaried employees. Effective September 1, 2010, postretirement medical benefits for new hires and active salaried employees retiring after September 1, 2010 were eliminated. Additionally, effective January 1, 2011, deductibles and co-payments will be added to the medical benefits plan for all plan participants. For salaried employees meeting certain age and service requirements, the Company will contribute a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective August 31, 2010, benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide an enhanced contribution under its defined contribution 401(k) plan for all eligible employees as well as a transition contribution for older employees.

On July 26, 2010, a rupture occurred in Line 6B pipeline on Enbridge’s Lakehead system in Michigan. The Company’s heavy crude oil purchases are shipped on Line 6B from western Canada. As a result, on August 5, 2010, the Company was forced to reduce production in its crude processing unit until such time as the Enbridge Line 6B could be repaired. As a result, during the month of August, crude run rates were reduced by approximately 41% from scheduled crude runs of 69,500 bbl per day to 40,900 bbl per day and further reduced in September to an average of 38,000 bbl per day. For the month of October, actual crude runs were reduced an additional 8,740 bbl per day due to the Enbridge’s pipeline disruption. The interruption of heavy crude deliveries via Line 6B also negatively affected asphalt production by 65% from the planned production of 656,000 bbl to actual production of 240,000 bbl at the peak of the asphalt selling season. The Company’s supply group maintained crude sourcing at a reduced rate for the refinery during the disruption to Line 6B through other Enbridge pipelines.

On September 28, 2010, Enbridge began a phased restart and return to service of Line 6B. Line 6B is currently operating at approximately 80% of the total capacity and meeting 100% of shipping demand.

The Company’s property insurance covering the refinery operation contains a provision for contingent business interruption, which limits of coverage are separate from the general limits applying to direct damage to the refinery. The Company has placed the insurers on notice of the Enbridge loss.

The Company is in the process of quantifying its resultant losses during the disruption, and intends to seek restitution from Enbridge for the losses it has incurred as a result of this pipeline rupture.

Industry Overview

We are a regional refiner and marketer located primarily in Petroleum Administration for Defense Districts I (“PADD I”). As of January 1, 2010, there were 13 operable refineries operating in PADD I with a combined crude processing capacity of 1.4 million bpd, representing approximately 8% of U.S. refining capacity. Petroleum product consumption during calendar year 2009 in PADD I averaged 5.61 million bpd, representing approximately 30% of U.S. demand based on industry statistics reported by the Energy Information Administration (“EIA”). According to the EIA, prime supplier sales volume of gasoline in the region decreased by approximately 4.2% during the five-year period ending December 2009. Refined petroleum production in PADD I is insufficient to satisfy demand for such products in the region, making PADD I a net importer of such products. Domestic refinery capacity utilization decreased from 83% crude capacity utilization in 2008 to 82% in 2009 due to nationwide and global uncertainty.

Refining Operations

The Company’s refinery is located on a 92-acre site in Warren, Pennsylvania. The refinery has a nominal capacity of 70,000 bpd of crude oil processing and averaged saleable production of approximately 58,500 bpd during fiscal 2010.

See Item 1. Business – Recent Developments; for reduction in crude processing due to the Enbridge Pipeline rupture on Line 6B.

The annual shutdown of the reformer unit to regenerate its catalyst and shutdown of the gasoline and distillate hydrotreaters to replace their catalysts was completed during late February and early March, 2010. Shutdown durations were ten days for the reformer, eleven days for the gasoline hydrotreater, and sixteen days for the distillate hydrotreater. Crude oil throughput during this time was reduced to 37,000 barrels per day to manage intermediate product inventories.

Ethanol blending into gasoline began in August, 2010, and by September, 2010, the new ethanol storage and injection system was commissioned to blend ten percent ethanol into all gasoline production.

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

Products

We produce three primary petroleum products: gasoline, middle distillates, and asphalt. We presently produce two grades of unleaded gasoline, 87-octane regular and 93-octane premium. We also blend our 87 and 93 octane gasoline to produce a mid-grade 89-octane. In fiscal year 2010, approximately 59% of our gasoline production was sold through our retail network and the remaining 41% of such production was sold to wholesale customers.

Middle distillates include kerosene, ultra low sulfur diesel fuel, and No. 2 heating oil. For fiscal 2010, approximately 76% of our distillate production was sold to wholesale customers and the remaining 24% through our retail network.

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

Supply of Crude Oil

Substantially all of our crude supply is sourced from Canada through the Enbridge pipeline. We are however, not dependent on this source alone. While not utilized during the closure of the Enbridge 6B pipeline because of the anticipated length of the disruption we could within 90 days, shift up to 70% of our crude oil requirements to some combination of domestic and offshore crude. With additional time, 100% of our crude requirements could be obtained from non-Canadian sources. This change in crude supply could result in a different crude slate and alter product yields and product mix and could affect refinery profitability. Sixty seven percent of our term contracts with our crude suppliers are on a month-to-month evergreen basis, with 60-to-90 day cancellation provisions; 33% of our term crude contracts are on an annual basis (with month to month pricing provisions). As of August 31, 2010, we had supply contracts with 14 major suppliers for an aggregate of 54,200 bpd of crude oil. We have contracts with three suppliers amounting to 48% of daily crude oil supply (none more than 12,000 barrels per day). None of the remaining suppliers accounted for more than 10% of our crude oil supply.

We access crude through the Kiantone Pipeline, which connects with the Enbridge pipeline system in West Seneca, New York, which is near Buffalo. The Enbridge pipeline system provides access to most North American and foreign crude oils through three primary routes: (i) Canadian crude oils are transported eastward from Alberta and other points in Canada, (ii) foreign crude oils unloaded at the Louisiana Offshore Oil Port are transported north via the Capline and Chicap pipelines which connect to the Enbridge pipeline system at Mokena, Illinois, and (iii) foreign crude unloaded at Portland, Maine shipped to Montreal then shipped on Enbridge’s line 9 to Sarnia, Ontario.

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

The west end of the refinery consisting of the FCC unit and related units were shutdown October 4, 2010 for a scheduled 28 day turnaround. The major activity during the turnaround in addition to normal shutdown maintenance was upgrading of the regenerator, flue gas line and electrostatic precipitator at the FCC Unit. A 28 day maintenance turnaround is scheduled for the Crude unit beginning at the end of March 2011.

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

We maintain an approximate 60% / 40% split between sales at our rural and urban units. We believe this to be advantageous, balancing the higher gross margins and lower volumes often achievable due to decreased competition in rural areas with higher volumes and lower gross margins in urban areas. We believe that our network of rural convenience store units provide an important alternative to traditional grocery store formats. In fiscal year 2010, approximately 59% and 24% of our gasoline and distillate production, respectively, was sold through this retail network.

We deliver asphalt from the refinery to end user contractors by truck or railcar in addition to re-supplying our asphalt terminals in Rochester, New York and Pittsburgh, Pennsylvania.

Retail Operations

As of August 31, 2010, we operated a retail-marketing network (including those stores operated under a management agreement) that includes 366 retail units, of which 168 are located in western New York, 185 in northwestern Pennsylvania and 13 in eastern Ohio. We own 184 of these units. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names and grocery items under the Red Apple Food Mart® and Country Fair® brand names. We believe that Red Apple Food Mart®, Kwik Fill®, Country Fair®, Keystone® and Citgo® are well-recognized names in our marketing areas. Approximately 20% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. We believe that the Company operation of our retail units provides us with a significant advantage over competitors that operate wholly or partly through dealer arrangements because we have greater control over pricing and operating expenses.

We classify our retail stores into four categories: convenience stores, limited gasoline stations, truck stop facilities, and other stores. Convenience stores sell a wide variety of foods, snacks, cigarettes and beverages and also provide self-service gasoline. One hundred and six of our 366 retail outlets include QSRs where food is prepared on the premises for retail sales and also distribution to our other nearby units that do not have in-store delicatessens. Limited gasoline stations sell gasoline, cigarettes, oil and related car care products and provide full service for gasoline customers. Truckstop facilities sell gasoline and diesel fuel on a self-service and full-service basis. All truckstops include either a full or mini convenience store.

Total merchandise sales for fiscal year 2010 were $258.6 million, with a gross profit of approximately $65.3 million. Gross margins on the sale of convenience merchandise averaged 25.2% for fiscal 2010 and have been relatively constant at 25.8% for the last three years. Merchandise sales have shown continued positive growth.

Merchandise Supply

Tripifoods, Buffalo, New York is our primary wholesale grocery supplier for our entire chain. During fiscal year 2010, we purchased approximately 76.0% of our convenience merchandise from this vendor. Tripifoods supplies us with products including tobacco, candy, deli, grocery, health and beauty products, and sundry items.

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

Wholesale Marketing and Distribution

In fiscal 2010, we sold on a wholesale basis approximately 38,800 bpd of gasoline, distillate and asphalt products to distributor, commercial, and government accounts. In addition, we sell approximately 1,000 bpd of propane to liquefied petroleum gas marketers. In fiscal year 2010, our production of gasoline, distillate, and asphalt sold at wholesale was 41%, 76%, and 100%, respectively. We sell approximately 98% of our wholesale gasoline and distillate products from our refinery in Warren, Pennsylvania, and our Company-owned and operated product terminals. The remaining 2% are sold through third-party exchange terminals.

Our wholesale gasoline customer base includes 40 branded dealer/distributor units operating under our proprietary “Keystone®” and “Kwik Fill®” brand names. Long-term dealer/distributor contracts accounted for approximately 19% of our wholesale gasoline sales in fiscal 2010. Supply contracts generally range from three to five years in length, with branded prices based on our prevailing wholesale rack price in Warren.

We believe that the location of our refinery provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100-mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, including fiscal 2010, we have experienced an approximately 2.2 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo.

Our ability to market asphalt is critical to the performance of our refinery. The timing and a consistent marketing effort enables the refinery to process lower cost higher sulfur content crude oils, which in turn affords us higher refining margins. Sales of paving asphalt generally occur during the period May 1 through October 31 based on weather conditions. In order to maximize our in season asphalt sales, we have made substantial investments to increase our asphalt storage capacity through the installation of additional tankage, as well as through the purchase or lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is our ability to sell asphalt year-round to roofing shingle manufacturers. In fiscal year 2010, we sold 6.7 million barrels of asphalt.

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

We use a network of six terminals to store and distribute refined products. This network provides distillate, and asphalt storage capacities, of approximately 1,217,000 barrels, as of August 31, 2010.

During fiscal 2010, approximately 93% of our refined products were transported from the refinery via truck transports, with the remaining 7% transported by rail. The majority of our wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive rates. We also operate a fleet of ten tank trucks that supply approximately 22% of our Kwik Fill® retail stations.

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

Gasoline, Diesel Fuel, and Heating Oil Manufacturing Standards

Mandatory fuel regulations will continue to affect our operations including renewable fuel obligations, benzene reduction in gasoline, and future sulfur reductions in home heating oil.

In March of 2010 the United States Environmental Protection Agency (“USEPA”) implemented changes to the Renewable Fuels Standard (“RFS1”). The revision better known as RFS2 specifies the volume of cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel that must be used in our transportation fuels. To fulfill our renewable volume obligation (“RVO”) our projections show we will be required to blend 2% biodiesel in all our diesel fuel as well as add 10% ethanol to all of our gasoline starting January 1, 2011. Even though RFS 2 went into effect July 1, 2010, United qualified for a “small refinery” exemption that extends until December 31, 2010.

We started blending 2% biodiesel into all our diesel fuel sold in the state of Pennsylvania to comply with the PA Biofuels Development and In–State Production Incentive Act 78 of 2008. This Act requires all on-road diesel fuel sold in Pennsylvania to contain a minimum of 2% biodiesel starting May 1, 2010.

The cost for the projects associated with all renewable fuels legislation is $19 million, of which $1.5 million is for biodiesel and $17.5 million for ethanol.

The USEPA finalized another rule on February 26, 2007 under the Clean Air Act (“CAA”) known as the Mobile Source Air Toxics Rule No. 2 (“MSAT II”) intended to reduce emissions of benzene by, among other things, regulating gasoline quality. The rule requires us to reduce the amount of benzene in gasoline from a current average level of about 2.5% down to 0.62% starting January 2011. The estimated cost of the project to reduce the benzene content is $5 million and is scheduled to be completed in December of 2010.

On July 20, 2010 New York Governor David Paterson signed into law a Low-Sulfur Heating Oil mandate that requires all heating oil sold in the state of New York not to contain more than 15 parts per million (ppm) sulfur beginning July 1, 2012. Pennsylvania is also discussing lowering the sulfur content which currently has a maximum of 5,000 ppm. This project to reduce the sulfur content in heating oil is presently being reviewed by our engineering department. The cost estimate for the project is $4 million to be completed by the 2nd quarter of 2011.

We are also monitoring closely all climate change and Greenhouse Gas (“GHG”) legislation, better known as Cap and Trade which is currently being debated in Congress. The proposals vary and the final form of legislation, if any, is not yet certain. The core of the proposals generally require the capture and reporting of CO2 emissions data, leading to a baseline followed by mandatory CO2 emission reductions over time and the purchase of carbon credits under certain circumstances. On September 22, 2009 the U.S. Environmental Protection Agency adopted regulations governing the measurement and reporting GHG emissions commencing January 1, 2010. The Company believes compliance costs with these regulations will not be material. The ultimate cost of GHG reduction mandates and their effect on our business are, however, unknown until a more definitive proposal has been crafted by Congress and implementing regulations proposed.

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

Employees

As of August 31, 2010, we had approximately 4,434 employees; 1,920 full-time and 2,514 part-time employees. Approximately 3,861 persons were employed at our retail units, 368 persons at our refinery, Kiantone Pipeline and at terminals operated by us, with the remainder at our office in Warren, Pennsylvania. We have entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A and General Teamsters Local Union No. 397 covering 252, 6, and 21 employees, respectively. The agreements expire on February 1, 2012, January 31, 2012 and July 31, 2011, respectively. We believe that our relationship with our employees is good.

Intellectual Property

We own various federal and state service and trademarks used by us, including Kwik Fill®, United®, Country Fair®, SuperKwik®, Keystone®, SubFare® and PizzaFare®. Our subsidiary, Country Fair, and we have licensing agreements with Citgo Petroleum Corporation (“Citgo”) for the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification for petroleum products purchased under a distributor franchise agreement.

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

Financing

In November, 2008, we increased the limit of our revolving credit facility with PNC Bank, N.A., as Agent Bank (the “Revolving Credit Facility”) from $100,000,000 to $130,000,000. This amendment provides the Company greater flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles. The improved liquidity resulting from the expansion of the facility will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The term of the agreement will expire on November 27, 2011. The amendment to the Revolving Credit Facility affected certain terms and provisions thereof, including an increase in the interest rate and a modification to the Net Worth covenant. Under the new amendment to the Revolving Credit Facility effective November 21, 2008, the applicable margin will continue to be calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate plus an applicable margin of .5% to 0%; the Federal Funds Open Rate plus .5%; or the Daily LIBOR rate plus 1%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.35% to 1.75%. The applicable margin varies with our facility leverage ratio calculation. The Agent Bank’s prime rate at August 31, 2010 was 3.25%.

During May 2007, the Company sold an additional $125,000,000 of 10 1/2% Senior Unsecured Notes due 2012 (the “Additional Notes”) for $130,312,500 resulting in a debt premium of $5,312,500 which is being amortized over the life of the Additional Notes using the effective interest method. These Additional Notes were issued under an indenture, dated as of August 6, 2004 (the “Indenture”), pursuant to which $200,000,000 of Notes of the same series were issued in August 2004 and an additional $25,000,000 in February 2005. The net proceeds of the offering were used and will continue to be used for capital expenditures and general corporate purposes. Additional Notes are hereinafter collectively called “the Senior Unsecured Notes” and are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries (see Notes 9 and 16 to Consolidated Financial Statements, Item 8).

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had outstanding letters of credit of $4,433,000 and approximately $42,567,000 unused and available under the Revolving Credit Facility as of August 31, 2010.

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

The Company’s 10 1/2% Senior Unsecured Notes mature on August 15, 2012, at which time the Company will either have to pay the principal amount in full or refinance the Notes.

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

We do not manage the price risk related to all of our inventories of crude oil and refined products with a permanent hedging program; however, we do manage the risk exposure by managing inventory levels and by selectively applying hedging activities. At August 31, 2010, the Company had no open futures positions of crude oil puts.

At August 31, 2010, we were exposed to the risk of market price declines with respect to a substantial portion of our crude oil and refined product inventories.

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

Concentration of Refining Operations

All of our refinery activities are conducted at our facility in Warren, Pennsylvania. We currently obtain substantially all of our crude oil supply through pipelines owned and operated by Enbridge Energy Partner (“Enbridge Pipeline”), and our owned and operated Kiantone Pipeline. While the Company does have the ability to shift its sources of supply over a 90 to 120 day period, any prolonged disruption to the operations of our refinery, the Enbridge Pipeline or the Kiantone Pipeline, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons, would have a material adverse effect on our business, results of operations or financial condition. In order to minimize the effects of any such incident, we maintain a full schedule of insurance coverage which includes, but is not limited to, property and business interruption insurance. The property insurance policy has a combined loss limit for a property loss and business interruption at our refinery of $500 million, with various sub-limit accounts for specialized risks. A deductible of $5 million applies to physical damage claims, with a 45-day wait period and a $5 million deductible for business interruption. We believe that our coverage limits are adequate. However, there can be no assurance that the proceeds of any such insurance would be paid in a timely manner or be in an amount sufficient to meet our needs if such an event were to occur.

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

We are also monitoring closely all climate change and Greenhouse Gas (“GHG”) legislation, better known as Cap and Trade which is currently being debated in Congress. The proposals vary and the final form of legislation, if any, is not yet certain. The core of the proposals generally require the capture and reporting of CO2 emissions data, leading to a baseline followed by mandatory CO2 emission reductions over time and the purchase of carbon credits under certain circumstances. On September 22, 2009 the U.S. Environmental Protection Agency adopted regulations governing the measurement and reporting GHG emissions commencing January 1, 2010. The Company believes compliance costs with these regulations will not be material. The ultimate cost of GHG reduction mandates and their effect on our business are, however, unknown until a more definitive proposal has been crafted by Congress and implementing regulations proposed.

Taxes

Our operations and products will be subject to taxes imposed by federal, state and local governments, which taxes have generally increased over time. There can be no certainty of the effect that increases in these taxes, or the imposition of new taxes, could have on us, or whether such taxes could be passed on to our customers.

Nature of Demand for Asphalt

In fiscal 2010, asphalt sales represented 17% of our total revenues. Over the same period, approximately 89% of our asphalt was produced for use in paving or repaving roads and highways. The level of paving activity is, in turn, dependent upon funding available from federal, state and local governments. Funding for paving has been affected in the past, and may be affected in the future, by budget difficulties at the federal, state or local levels. A decrease in demand for asphalt could cause us to sell asphalt at significantly lower prices or to curtail production of asphalt by processing more costly lower sulfur content crude oil which would adversely affect refining margins. In addition, paving activity in our marketing area generally ceases in the winter months. Therefore, much of our asphalt production during the winter must be stored until warmer weather arrives, resulting in delayed revenue recognition and inventory buildups each year.

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

Our Pension Plans are Currently Underfunded

Substantially all of our employees are covered by three noncontributory defined benefit pension plans. As of August 31, 2010, as measured under ASC 715 (which is not the same as the measure used for purposes of calculating required contributions and potential liability to the Pension Benefit Guaranty Corporation, or PBGC), the aggregate accumulated benefit obligation under our pension plans was approximately $97.3 million and the value of the assets of the plans was approximately $54.5 million. In fiscal 2010, we contributed $4.1 million to the three plans, and we have made additional contributions to our pension plans of $2.2 million in fiscal year 2011. If the performance of the assets in our pension plans does not meet our expectations or if other actuarial assumptions are modified, our contributions for future years could be higher than we expect.

In June 2010, the Company announced changes to the healthcare and pension plans provided to salaried employees. Effective September 1, 2010, postretirement medical benefits for new hires and active salaried employees retiring after September 1, 2010 were eliminated. Additionally, effective January 1, 2011, deductibles and co-payments will be added to the medical benefits plan for all active and retired employees. For salaried employees meeting certain age and service requirements, the Company will contribute a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective August 31, 2010, benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide an enhanced contribution under its defined contribution 401(k) plan as well as a transition contribution for older employees.

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

Not Applicable.

ITEM 2.	PROPERTIES.

We own a 92-acre site in Warren, Pennsylvania upon which we operate our refinery. The site also contains an office building housing our principal executive office.

We own various real property in the states of Pennsylvania, New York, Ohio, and Alabama, upon which, as of August 31, 2010, we operated 184 retail units and two crude oil and six refined product storage terminals. We also own the 78-mile long Kiantone Pipeline, a pipeline which connects our crude oil storage terminal to the refinery’s tank farm. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. We also have easements, right-of-way agreements, leases, permits, and similar agreements that would enable us to build a second pipeline on property contiguous to the Kiantone Pipeline.

As of August 31, 2010, we also lease an aggregate of 183 sites in Pennsylvania, New York, and Ohio upon which we operate retail units.

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

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth certain historical financial and operating data (the “Selected Information”) as of the end of and for each of the years in the five-year period ended August 31, 2010. The selected income statement, balance sheet, financial and ratio data as of and for each of the five-years ended August 31, 2010 has been derived from our audited consolidated financial statements. The operating information for all periods presented has been derived from our accounting and financial records. The Selected Information set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and Notes thereto in Item 8 and other financial information included elsewhere herein.

	Year Ended August 31,
	2010	2009	2008	2007	2006
	(in thousands)
Income Statement Data:
Net sales	$2,654,401	$2,387,171	$3,208,012	$2,405,063	$2,437,052
Refining operating expenses (1)	131,370	123,171	152,521	130,164	145,117
Selling, general and administrative expenses	150,825	144,943	145,770	136,474	129,522
Operating income (loss)	(78,091)	91,468	(52,595)	168,394	130,597
Interest expense	35,177	(36,006)	(36,934)	(28,178)	(24,645)
Interest income	6	134	4,966	4,384	750
Other, net	(1,518)	(1,471)	(3,706)	(825)	(429)
Equity in net earnings of affiliate	—	41	2,879	1,611	2,190
Gain on early extinguishment of debt	—	10,096	—	—	—
Income (loss) before income tax expense (benefit)	(114,780)	64,262	(85,390)	145,386	108,463
Income tax expense (benefit)	(38,646)	26,235	(35,485)	59,680	44,449
Net income (loss)	(76,134)	38,027	(49,905)	85,706	64,014

Balance Sheet Data (at end of period):
Total assets	637,103	670,854	601,793	731,566	516,771
Total debt	413,053	331,576	367,291	358,952	228,014
Total stockholder’s equity	26,237	70,814	58,058	142,910	91,853

(1)	Refinery operating expenses include refinery fuel produced and consumed in refinery operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Goodwill and Other Non-Amortizable Assets

In accordance with ACS 350 , goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. We assess the impairment of goodwill and other indefinite-lived intangible assets annually.

The Company performed separate impairment tests on June 1, 2010 for its tradename and other intangible assets using discounted and undiscounted cash flow methods, respectively. The fair value of the tradename and other intangible assets exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing the tradename and intangible assets for impairment.

There were no material changes in the gross carrying amounts of goodwill, tradename, or other intangible assets for fiscal 2010.

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

The discount rate utilized in valuing the benefit obligations of the plans was derived from the rate of return on high quality bonds as of August 31, 2010. Similarly, the rate of compensation utilizes historic increases granted by the Company and the industry as well as future compensation policies. See Note 10 to Consolidated Financial Statements, Item 8.

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

General

The Company is engaged in the refining and marketing of petroleum products. In fiscal 2010, approximately 59% and 24% of the Company’s gasoline and distillate production, respectively, was sold through the Company’s network of service stations and truck stops. The balances of the Company’s refined products were sold to wholesale customers. In addition to transportation and heating fuels, primarily gasoline and distillate, the Company is a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company’s profitability is influenced by fluctuations in the market prices of crude oils and refined products. Although the Company’s product sales mix helps to reduce the impact of large short-term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. Specifically, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt, retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise averaged 25.2% for fiscal 2010 and have been between 25.2% and 27.4% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices.

The Company includes in costs of goods sold operating expenses incurred in the refining process. Therefore, operating expenses reflect only selling, general and administrative expenses, including all expenses of the retail network, and depreciation and amortization.

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal year 2011. The lagged 3-2-1 crackspread as measured by the difference between the price of crude oil contracts traded on the NYMEX for the proceeding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, have been negatively affected by consistently fluctuating petroleum prices. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the month of September in fiscal year 2011 was $7.36 as compared to $10.46 for the fourth quarter of fiscal year 2010, a decrease of $3.10 or 30%. The lagged crackspread for October of fiscal year 2011 was $15.17, an increase of $4.71 or 45% as compared to the fourth quarter of fiscal year 2010.

In June 2010, the Company announced changes to the healthcare and pension plans provided to salaried employees. Effective September 1, 2010, postretirement medical benefits for new hires and active salaried employees retiring after September 1, 2010 were eliminated. Additionally, effective January 1, 2011, deductibles and co-payments will be added to the medical benefits plan for all plan participants. For salaried employees meeting certain age and service requirements, the Company will contribute a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective August 31, 2010, benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide an enhanced contribution under its defined contribution 401(k) plan for all eligible employees as well as a transition contribution for older employees.

On July 26, 2010, a rupture occurred in Line 6B pipeline on Enbridge’s Lakehead system in Michigan. The Company’s heavy crude oil purchases are shipped on Line 6B from western Canada. As a result, on August 5, 2010, the Company was forced to reduce production in its crude processing unit until such time as the Enbridge Line 6B could be repaired. As a result, during the month of August, crude run rates were reduced by approximately 41% from scheduled crude runs of 69,500 bbl per day to 40,900 bbl per day and further reduced in September to an average of 38,000 bbl per day. For the month of October, actual crude runs were reduced an additional 8,740 bbl per day due to the Enbridge Pipeline disruption. The interruption of heavy crude deliveries via Line 6B also negatively affected asphalt production by 65% from the planned production of 656,000 bbl to actual production of 240,000 bbl at the peak of the asphalt selling season. The Company’s supply group maintained crude sourcing at a reduced rate for the refinery during the disruption to Line 6B through other Enbridge pipelines.

On September 28, 2010, Enbridge began a phased restart and return to service of Line 6B. Line 6B is currently operating at approximately 80% of the total capacity and meeting 100% of shipping demand.

The Company’s property insurance covering the refinery operation contains a provision for contingent business interruption, which limits of coverage are separate from the general limits applying to direct damage to the refinery. The Company has placed the insurers on notice of the Enbridge loss.

The Company is in the process of quantifying its resultant losses during the disruption, and intends to seek restitution from Enbridge for the losses it has incurred as a result of this pipeline rupture.

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

Retail Operations:

	Fiscal Year Ended August 31,
	2010	2009	2008
	(in thousands)
Net Sales
Petroleum	$1,100,399	$974,419	$1,328,832
Merchandise and other	258,647	239,127	220,723

Total Net Sales	$1,359,046	$1,213,546	$1,549,555
Costs of Goods Sold	$1,221,079	$1,053,081	$1,424,629
Selling, general and administrative expenses	128,017	121,581	121,097
Depreciation an amortization expenses	5,480	5,273	5,044

Segment Operating Income/(Loss)	$4,470	$33,611	$(1,215)

Retail Operating Data:
Petroleum Sales (thousands of gallons)	393,831	390,843	380,285
Petroleum margin (a)	$72,692	$98,807	$66,522
Petroleum margin ($/gallon) (b)	.1846	.2528	.1749
Merchandise and other margins	$65,275	$61,658	$58,404
Merchandise margin (percent of sales)	25.2%	25.8%	26.5%

(a)	Includes the effect of intersegment purchases from our wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross profit by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Net Sales

2010 vs. 2009

Retail sales increased during fiscal 2010 by $145.5 million or 12.0% for the comparable period in fiscal 2009 from $1,213.6 million to $1,359.1 million. The increase was primarily due to $145.5 million in petroleum sales and $19.5 million in merchandise sales. The petroleum sales increase resulted from a 12.1% increase in retail selling prices per gallon, and a 3.0 million gallon or .8% increase in retail petroleum volume. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

2009 vs. 2008

Retail sales decreased during fiscal 2009 by $336.0 million, or 21.7%, for the comparable period in fiscal 2008 from $1,549.6 million to $1,213.6. The retail sales decrease was a result of a $354.4 million decrease in petroleum sales, offset by an $18.4 million increase in merchandise sales. The petroleum sales decrease was due to a 28.7% decrease in retail selling price per gallon, offset by an increase of 10.6 million gallons or 2.8% in volume. The decrease in price generally reflects the decline in world wide petroleum prices. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

2010 vs. 2009

Retail costs of goods sold increased during fiscal 2010 by $167.9 million or 15.9% for the comparable period in fiscal 2009 from $1,053.1 million to $1,221.0 million. The increase was primarily due to $143.4 million in petroleum purchase prices, merchandise cost of $15.9 million, inventory costs of $4.8, fuel tax of $3.1 million, and freight cost of $.7 million.

2009 vs. 2008

Retail costs of goods sold decreased during fiscal 2009 by $371.5 million, or 26.1%, for the comparable period in fiscal 2008 from $1,424.6 million to $1,053.1 million. This was primarily due to decreases in: petroleum purchase prices of $377.9 million, inventory pricing of $10.1 million and freight of $.5 million offset by increases in: merchandise costs of $15.2 million and fuel tax of $1.8 million.

Selling, General and Administrative Expenses

2010 vs. 2009

Retail Selling, General and Administrative (“SG&A”) expenses increased during fiscal 2010 by $6.4 million or 5.3% for the comparable period in fiscal 2009 from $121.6 million to $128.0 million. The increase was primarily due to payroll costs of $3.7 million, credit/customer service costs of $.8 million, pension/post retirement costs of $1.1 million, maintenance costs of $.3 million, advertising costs of $.3 million and insurance/utilities/taxes of $.2 million.

2009 vs. 2008

Retail Selling, General and Administrative (“SG&A”) expenses increased during fiscal 2009 by $.5 million or .4% for the comparable period in fiscal 2008 from $121.1 million to $121.6 million. Retail operating expenses remained relatively constant during fiscal 2009 and fiscal 2008 due to the Company’s effort to keep overheads at the previous year level.

Wholesale Operations:

	Fiscal Year Ended August 31,
	2010	2009	2008
	(in thousands)
Net Sales (a)	$1,295,355	$1,173,625	$1,658,457
Costs of Goods Sold (exclusive of depreciation and amortization)	1,338,794	1,074,829	1,668,252
Selling, general and administrative expenses	22,808	23,362	24,673
Depreciation and amortization expenses	16,314	17,577	16,912

Segment Operating Income (Loss)	$(82,561)	$57,857	$(51,380)

Key Wholesale Operating Statistics:

	Fiscal Year Ended August 31,
	2010	2009	2008
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	9,139	9,363	8,990
Distillates	4,959	5,387	5,446
Asphalt	6,203	6,791	6,535
Butane, propane, residual products, internally produced fuel and other	2,328	2,381	2,559

Total Product Yield	22,628	23,922	23,530

% Heavy Crude Oil of Total Refinery Throughput (b)	58%	61%	60%
Crude throughput (thousand barrels per day)	58.3	61.9	59.6

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	5,325	5,556	5,568
Distillates	3,831	4,289	4,351
Asphalt	6,684	6,724	7,592
Other	1,137	807	824

Total Product Sales Volume	16,977	17,376	18,335

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$453,641	$389,226	$620,983
Distillates	338,480	331,284	577,743
Asphalt	447,122	425,538	407,708
Other	56,112	27,577	52,023

Total Product Sales	$1,295,355	$1,173,625	$1,658,457

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Net Sales

2010 vs. 2009

Wholesale sales increased during fiscal 2010 by $121.7 million or 10.4% for the comparable period in fiscal 2009 from $1,173.6 million to $1,295.3 million. The increase was due to a 10.4% increase in wholesale prices offset by a 2.3% decrease in wholesale volume.

2009 vs. 2008

Wholesale sales decreased during fiscal 2009 by $484.8 million, or 29.2%, for the comparable period in fiscal 2008 from $1,658.5 million to $1,173.6 million. The wholesale sales decrease was due to a 25.4% decrease in wholesale prices and a 5.2% decrease in wholesale volume.

Costs of Goods Sold

2010 vs. 2009

Wholesale costs of goods sold increased during fiscal 2010 by $264.0 million or 24.6% for the comparable period in fiscal 2009 from $1,074.8 million to $1,338.8 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in cost of raw materials.

2009 vs. 2008

Wholesale costs of goods sold decreased during fiscal 2009 by $593.5 million, or 35.6%, for the comparable period in fiscal 2008 from $1,668.3 million to $1,074.8 million. The decrease in wholesale costs of goods sold was primarily due to the 31% decrease in the cost of purchased crude.

Selling, General and Administrative Expenses

2010 vs. 2009

Wholesale SG&A expenses decreased during fiscal 2010 by $.5 million or 2.4% for the comparable period in fiscal 2009 from $23.3 million or 2.0% of net wholesale to $22.8 million or 1.8% of net wholesale sales.

2009 vs. 2008

Wholesale SG&A expenses remained relatively constant during fiscal 2008 and fiscal 2009 due to the Company’s effort to keep overheads at the previous years level. Fiscal 2009 SG&A was $23.4 million, or 2.0% of net wholesale sales, compared to $24.7 million or 1.5% of net wholesale sales for fiscal 2008.

Interest Expense, Net

Net interest expense (interest expense less interest income) decreased during fiscal 2010 by $.7 million for the comparable period for fiscal 2009 from $35.9 million to $35.2 million. The decrease was due to lower interest expense as a result of the buy back of notes in fiscal 2009.

Net interest expense (interest expense less interest income) increased during fiscal 2009 by $3.9 million from $32.0 million for fiscal 2008 to $35.9 million for fiscal 2009. The increase was due to a decrease in interest income due to lower interest rates.

Income Tax Expense / (Benefit)

Our fiscal 2010 effective tax rate of approximately 34% was a decrease from the relatively consistent tax rate of approximately 41% for fiscal 2009 and 2008, due to the accounting recognition of anticipated expiration of state net operating loss carry forwards.

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

The Company has temporarily postponed its efforts to construct a Coker Facility for use in the refinery. To date the Company has spent approximately $29,719,000, relating to, among other things, the design of the facility as well as materials to be used in construction. These costs are currently capitalized in construction-in-progress within Property Plant and Equipment, net. The Company presently believes that the Coker Facility will be constructed and consequently the costs incurred to date will be realizable.

The following table summarizes selected measures of liquidity and capital sources:

	August 31, 2010	August 31, 2009
	(in thousands)
Cash and cash equivalents	$17,170	$31,062
Working capital	$164,422	$229,627
Current ratio	1.9	2.6
Debt	$413,053	$331,576

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations. We continuously evaluate our capital budget; however, management does not foresee any significant increase in maintenance and non-discretionary capital expenditures during fiscal 2011 that would impact future liquidity or capital resources. Maintenance and non-discretionary capital expenditures have averaged approximately $6 million annually over the last three years for the refining and marketing operations and management currently projects this capital expenditure to be approximately $5 million for fiscal 2011.

In addition, the Company expects to receive a federal tax refund of approximately $38 million by March 2011.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During fiscal 2010, significant uses of cash are summarized in the following table:

Fiscal Year Ended
August 31, 2010
(in millions)
Significant uses of cash
Investing activities:
Additions to refinery turnaround costs	$(1.5)
Property, plant and equipment
Other general capital items (tank repairs, refinery piping, etc)	(5.2)
Retail maintenance (blacktop, roof, HVAC, rehab)	(3.0)
FCC	(2.7)
Properties purchased	(1.2)
Computers and equipment upgrade	(1.3)
Retail petroleum upgrade	(1.1)
#4 Boiler upgrade	(0.4)
Asbestos abatement	(0.4)
State and federal mandates:
Renewable fuels—cost estimates	(7.8)
Reduction of benzene and gasoline	(2.2)
Biodiesel blending	(0.7)
Refinery greenhouse gas reporting	(0.2)
Reduction of gasoline RVP	(0.3)

Total property, plant and equipment	$(26.5)

Net cash (used in) investing activities	$(28.0)

Financing activities:
Principal reductions of long-term debt	$(1.7)
Net reductions borrowings on revolving credit facility	83.0
Distribution (to) parent under the tax sharing agreement	.5

Net cash provided by financing activities	$81.8

Working capital items:
Decrease in inventory	$30.7
Accounts receivable decrease	21.2
Refundable income taxes increase	(36.4)
Accounts payable decrease	(17.9)
Prepaid expense increase	(13.3)
Income taxes payable decrease	(4.6)
Sales use and fuel taxes payable decrease	(3.7)
Amounts due to affiliated companies, net increase	(2.2)
Accrued liabilities decrease	(1.4)

Cash (used in) working capital items	$(27.6)

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. In November, 2008, we increased the limit of our revolving credit facility with PNC Bank, N.A., as Agent Bank (the “Revolving Credit Facility”) from $100,000,000 to $130,000,000. This amendment provides the Company greater flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles. The improved liquidity resulting from the expansion of the facility will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The term of the agreement will expire on November 27, 2011. The amendment to the Revolving Credit Facility affected certain terms and provisions thereof, including an increase in the interest rate and a modification to the Net Worth covenant. Under the new amendment to the Revolving Credit Facility effective November 21, 2008, the applicable margin will continue to be calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate plus an applicable margin of .5% to 0%; the Federal Funds Open Rate plus .5%; or the Daily LIBOR rate plus 1%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.35% to 1.75%. The applicable margin varies with our facility leverage ratio calculation. The Agent Bank’s prime rate at August 31, 2010 was 3.25%.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility.

We had outstanding letters of credit of $4,433,000 as of August 31, 2010. As of August 31, 2010, we had $83,000,000 of outstanding borrowings under the Revolving Credit Facility resulting in net availability of $42,567,000.

The Company’s 10 1/2% Senior Unsecured Notes mature on August 15, 2012, at which time the Company will either have to pay the principal amount in full or refinance the Notes.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of August 31, 2010 and is based on information appearing in the Notes to the Consolidated Financial Statements in Item 8:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Long-term debt	$328,453	1,070	325,494	1,270	619
Operating leases	82,047	11,899	20,383	14,834	34,931
Interest on 10.5% Senior Notes due 8/15/2012 (a) (b)	66,541	34,016	32,525	—	—

Total contractual cash obligations (c)	$477,041	46,985	378,402	16,104	35,550

(a)	Amounts do not reflect amortization of debt discount of $2.7 million, debt premium of $.8 million and debt premium of $5.3 million, respectively, on $200 million of Senior Unsecured Notes issued August 6, 2004, $25 million of Senior Unsecured Notes issued February 15, 2005, and $125 million of Senior Unsecured Notes issued May 4, 2007, respectively, which will be amortized over the life of the notes using the effective interest method (see Note 9 to Consolidated Financial Statements, Item 8).
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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 810-10-15, which requires a company to determine whether the Company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, ASC 810-10-15 requires ongoing reassessment of whether it is the primary beneficiary of a variable interest entity and is effective for fiscal years beginning after November 15, 2009, and interim periods within that fiscal year. The Company believes that the adoption of ASC 810-10-15 will not have a significant effect on the Company’s consolidated financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We use our Revolving Credit Facility to finance a portion of our operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose us to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds rate or the LIBOR rate.

We have exposure to price fluctuations of crude oil and refined products. We do not manage the price risk related to all of our inventories of crude oil and refined products with a permanent formal hedging program, but we do manage our risk exposure by managing inventory levels and by selectively applying hedging activities. At August 31, 2010, the Company had no future positions.

At August 31, 2010, we were exposed to the risk of market price declines with respect to a substantial portion of our crude oil and refined product inventories.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Refining Company

Warren, Pennsylvania

We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive (loss) income , stockholder’s equity and cash flows for each of the three years in the period ended August 31, 2010. These consolidated financial statements are the responsibility of the management of United Refining Company and its subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, New York

November 29, 2010

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	August 31,
	2010	2009
Assets
Current:
Cash and cash equivalents	$17,170	$31,062
Accounts receivable, net	64,192	85,382
Refundable income taxes	36,390	—
Inventories	206,838	237,541
Prepaid expenses and other assets	27,941	14,561
Amounts due from affiliated companies, net	2,972	809

Total current assets	355,503	369,355
Property, plant and equipment, net	261,775	252,048
Deferred financing costs, net	2,114	3,254
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,376	1,483
Deferred turnaround costs and other assets, net	3,894	7,452
Deferred income taxes	592	25,413

	$637,103	$670,854

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$83,000	$—
Current installments of long-term debt	1,888	2,327
Accounts payable	65,620	83,497
Accrued liabilities	15,569	17,017
Income taxes payable	552	5,149
Sales, use and fuel taxes payable	18,455	22,134
Deferred income taxes	5,997	9,604

Total current liabilities	191,081	139,728
Long term debt: less current installments	328,165	329,249
Deferred retirement benefits	91,620	131,059
Other noncurrent liabilities	—	4

Total liabilities	610,866	600,040

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share—shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	22,500	21,998
Retained earnings	18,231	94,365
Accumulated other comprehensive loss	(14,494)	(45,549)

Total stockholder’s equity	26,237	70,814

	$637,103	$670,854

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31,
	2010	2009	2008
Net sales	$2,654,401	$2,387,171	$3,208,012

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	2,559,873	2,127,910	3,092,881
Selling, general and administrative expenses	150,825	144,943	145,770
Depreciation and amortization expenses	21,794	22,850	21,956

	2,732,492	2,295,703	3,260,607

Operating (loss) income	(78,091)	91,468	(52,595)

Other income (expense):
Interest expense, net	(35,171)	(35,872)	(31,968)
Other, net	(1,518)	(1,471)	(3,706)
Equity in net earnings of affiliate	—	41	2,879
Gain on extinguishment of debt	—	10,096	—

	(36,689)	(27,206)	(32,795)

(Loss) income before income tax (benefit) expense	(114,780)	64,262	(85,390)

Income tax (benefit) expense:
Current	(38,280)	17,455	(28,274)
Deferred	(366)	8,780	(7,211)

	(38,646)	26,235	(35,485)

Net (loss) income	$(76,134)	$38,027	$(49,905)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year Ended August 31,
	2010	2009	2008
Net (loss) income	$(76,134)	$38,027	$(49,905)
Other comprehensive (loss) income, net of taxes:
Unrecognized post retirement income (costs) gains, net of taxes of $10,072, $31,652 and $15,945 for the years ended August 31, 2010, 2009 and 2008, respectively.	31,055	(22,604)	(2,269)

Other comprehensive (loss) income	31,055	(22,604)	(2,269)

Total comprehensive (loss) income	$(45,079)	$15,423	$(52,174)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Equity

	Shares	Amount
Balance at August 31, 2007	100	$—	$22,031	$141,555	$(20,676)	$142,910
Dividends to stockholder	—	—	—	(35,312)	—	(35,312)
Other comprehensive loss	—	—	—	—	(2,269)	(2,269)
Contribution from Parent under the Tax Sharing Agreement	—	—	2,634	—	—	2,634
Net loss	—	—	—	(49,905)	—	(49,905)

Balance at August 31, 2008	100	—	24,665	56,338	(22,945)	58,058
Other comprehensive loss	—	—	—	—	(22,604)	(22,604)
Distribution to Parent under the Tax Sharing Agreement	—	—	(2,667)	—	—	(2,667)
Net income	—	—	—	38,027	—	38,027

Balance at August 31, 2009	100	—	21,998	94,365	(45,549)	70,814
Other comprehensive income	—	—	—	—	31,055	31,055
Contribution from Parent under the Tax Sharing Agreement	—	—	502	—	—	502
Net loss	—	—	—	(76,134)	—	(76,134)

August 31, 2010	100	$—	$22,500	$18,231	$(14,494)	$26,237

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(76,134)	$38,027	$(49,905)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	22,127	23,180	22,165
Equity in net earnings of affiliate	—	(41)	(2,879)
Dissolution proceeds from affiliate	—	6,430	—
Gain on extinguishment of debt	—	(10,096)	—
Deferred income taxes	(366)	8,780	(7,211)
Loss on asset dispositions	1,030	1,012	1,967
Cash used in working capital items	(27,641)	(21,816)	(70,794)
Other, net	—	2	(1)
Change in operating assets and liabilities:
Other assets	—	375	(28)
Deferred retirement benefits	13,196	6,535	4,994
Other noncurrent liabilities	(4)	(14)	(28)

Total adjustments	8,342	14,347	(51,815)

Net cash (used in) provided by operating activities	(67,792)	52,374	(101,720)

Cash flows from investing activities:
Additions to property, plant and equipment	(26,471)	(23,970)	(42,143)
Proceeds from sale of marketable securities	—	—	75,854
Additions to turnaround costs	(1,498)	(1,246)	(10,077)
Proceeds from asset dispositions	25	17	9

Net cash (used in) provided by investing activities	(27,944)	(25,199)	23,643

Cash flows from financing activities:
Distribution from (to) Parent under the Tax Sharing Agreement	502	(2,667)	2,634
Proceeds from issuance of long-term debt	—	318	178
Principal reductions of long-term debt	(1,648)	(16,986)	(1,309)
Net borrowings (reductions) on revolving credit facility	83,000	(9,000)	9,000
Dividends to stockholder	—	—	(35,312)
Deferred financing costs	(10)	(225)	(108)

Net cash provided by (used in) financing activities	81,844	(28,560)	(24,917)

Net decrease in cash and cash equivalents	(13,892)	(1,385)	(102,994)
Cash and cash equivalents, beginning of year	31,062	32,447	135,441

Cash and cash equivalents, end of year	$17,170	$31,062	$32,447

Cash provided by (used in) working capital items:
Accounts receivable, net	$21,190	$38,640	$(44,319)
Refundable income taxes	(36,390)	35,913	(35,913)
Inventories	30,703	(142,833)	71,316
Prepaid expenses and other assets	(13,380)	6,743	(4,347)
Accounts payable	(17,877)	36,652	(22,894)
Accrued liabilities	(1,448)	640	734
Income taxes payable	(4,597)	5,149	(36,514)
Sales, use and fuel taxes payable	(3,679)	680	729
Amounts due affiliated companies	(2,163)	(3,400)	414

Total change	$(27,641)	$(21,816)	$(70,794)

Cash paid during the period for:
Interest	$35,809	$36,598	$37,582
Income taxes	$5,765	$12,339	$42,320

Non-cash investing and financing activities:
Property additions and capital leases	$942	$1,179	$1,245

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

Derivative Financial Instruments

From time to time the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, specifically crude oil option contracts and crack spread option contracts are used to hedge the volatility of these items. The Company does not enter such contracts for speculative purposes. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its statement of operations. During the fiscal years ended August 31, 2010, 2009, and 2008, the Company realized net losses from its trading activities of $0, $0, and $3,518,000, respectively, which is included as an increase to costs of goods sold. The Company includes the carrying amounts of the contracts in prepaid expenses and other assets in the Consolidated Balance Sheet.

At August 31, 2010 and 2009, the Company had no open future positions.

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

Leases

The Company leases land, buildings, and equipment under long-term operating and capital leases and accounts for the leases in accordance with ASC 360-10-30-8. Lease expense for operating leases is recognized on a straight-line basis over the expected lease term. The lease term begins on the date the Company has the right to control the use of the leased property pursuant to the terms of the lease.

Deferred Maintenance Turnarounds

The cost of maintenance turnarounds, which consist of complete shutdown and inspection of significant units of the refinery at intervals of two or more years for necessary repairs and replacements, are deferred when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 2 to 10 years. As of August 31, 2010 and 2009, deferred turnaround costs included in Deferred Turnaround Costs and Other Assets, amounted to $3,228,000 and $6,786,000, net of accumulated amortization of $17,588,000 and $13,738,000, respectively. Amortization expense included in costs of goods sold for the fiscal years ended August 31, 2010, 2009 and 2008 amounted to $5,056,000, $6,539,000, and $6,239,000, respectively.

Amortizable Intangible Assets

The Company amortizes identifiable intangible assets such as brand names, non-compete agreements, leasehold covenants and deed restrictions on a straight line basis over their estimated useful lives which range from 5 to 25 years.

Revenue Recognition

Revenues for products sold by the wholesale segment are recorded upon delivery of the products to our customers, at which time title to those products is transferred and when payment has either been received or collection is reasonably assured. At no point do we recognize revenue from the sale of products prior to the transfer of its title. Title to product is transferred to the customer at the shipping point, under pre-determined contracts for sale at agreed upon or posted prices to customers of which collectibility is reasonably assured. Revenues for products sold by the retail segment are recognized immediately upon sale to the customer. Included in Net Sales and Costs of Goods Sold are consumer excise taxes of $218,811,000, $215,670,000 and $213,829,000 for the years ended August 31, 2010, 2009 and 2008, respectively.

Cost Classifications

Our Cost of goods sold (which excludes depreciation and amortization on property, plant and equipment) includes Refining Cost of Products Sold and related Refining Operating expenses.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Refining Cost of Products Sold includes cost of crude oil, other feedstocks, blendstocks, the cost of purchased finished products, amortization of turnaround costs, transportation costs and distribution costs. Retail cost of products sold includes cost for motor fuels and for merchandise. Motor fuel cost of products sold represents net cost for purchased fuel. Merchandise cost of products sold includes merchandise purchases, net of merchandise rebates and inventory shrinkage. Wholesale cost of products sold includes the cost of fuel and lubricants, transportation and distribution costs and labor.

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

The Company’s results of operations are included in the consolidated Federal Income tax return of the Parent and separately in various state jurisdictions. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. The Company is open to examination for tax years 2002 through 2009 and there is a federal tax audit in process for the tax years 2006 through 2008. There are currently no state tax audits in process and there are no unsettled income tax assessments outstanding. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of interest expense, net and other, net, respectively. No amounts of such expenses are currently accrued.

Post-Retirement Healthcare and Pension Benefits

The Company provides post-retirement healthcare benefits to salaried and certain hourly employees that retired prior to September 1, 2010. The benefits provided are hospitalization and medical coverage for the employee and spouse until age 65. Benefits continue until the death of the retiree, which results in the termination of benefits for all dependent coverage. If an employee leaves the Company as a terminated vested member of a pension plan prior to normal retirement age, the person is not entitled to any post-retirement healthcare benefits. Benefits payable under this program are secondary to any benefits provided by Medicare or any other governmental programs.

In June 2010, the Company announced changes to the healthcare and pension plans provided to salaried employees. Effective September 1, 2010, postretirement medical benefits for new hires and active salaried employees retiring after September 1, 2010 were eliminated. Additionally, effective January 1, 2011, deductibles and co-payments will be added to the medical benefits plan for all active and retired employees. For salaried employees meeting certain age and service requirements, the Company will contribute a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective August 31, 2010, benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide an enhanced contribution under its defined contribution 401(k) plan as well as a transition contribution for older employees.

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

The Company purchased approximately 12% of its cost of goods sold from one vendor during the year ended August 31, 2010 and approximately 33% from three vendors during the year ended August 31, 2009. The Company is not obligated to purchase from these vendors, and, if necessary, there are other vendors from which the Company can purchase crude oil and other petroleum based products. The Company had approximately $0 and $24,194,000 in accounts payable for the years ended August 31, 2010 and 2009 to these respective vendors.

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

Goodwill and Other Non-Amortizable Assets

In accordance with ASC 350, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with ASC 350. Other intangible assets continue to be amortized over their estimated useful lives.

The Company performed separate impairment tests for its goodwill and tradename using the discounted cash flow method. The fair value of the goodwill and tradename exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing its goodwill and tradename for impairment.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying value of any of these assets (other than goodwill and tradename) may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. When any such impairment exists, the related assets will be written down to fair value.

Other Comprehensive (Loss) Income

The Company reports comprehensive (loss) income in accordance with ASC 220-10. ASC 220-10 establishes guidelines for the reporting and display of comprehensive (loss) income and its components in financial statements. Comprehensive (loss) income includes charges and credits to equity that is not the result of transactions with the shareholder. Included in other comprehensive loss for the Company is a charge for unrecognized post retirement costs, which is net of taxes in accordance with ASC 715.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 810-10-15, which requires a company to determine whether the Company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, ASC 810-10-15 requires ongoing reassessment of whether it is the primary beneficiary of a variable interest entity and is effective for fiscal years beginning after November 15, 2009, and interim periods within that fiscal year. The Company believes that the adoption of ASC 810-10-15 will not have a significant effect on the Company’s consolidated financial position.

Reclassification

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform with the presentation in the current year.

2.	Accounts Receivable, Net

As of August 31, 2010 and 2009, accounts receivable were net of allowance for doubtful accounts of $2,050,000 and $2,525,000, respectively.

3.	Inventories

Inventories consist of the following:

	August 31,
	2010	2009
	(in thousands)
Crude Oil	$78,165	$92,972
Petroleum Products	86,993	110,573
Lower of cost or market reserve	—	(6,104)

Total @ LIFO	165,158	197,441

Merchandise	20,403	18,597
Supplies	21,277	21,503

Total @ FIFO	41,680	40,100

Total Inventory	$206,838	$237,541

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in petroleum product inventories are exchange balances either held for or due from other petroleum marketers. These balances are not significant.

The Company does not own sources of crude oil and depends on outside vendors for its needs.

Inventories at the lower of last-in, first-out (“LIFO”) cost or market reflect a market valuation reserve of $0 and $6,104,000 at August 31, 2010 and 2009, respectively. As of August 31, 2010 and 2009, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $50,265,000 and $5,278,000, respectively. For the fiscal years ended August 31, 2010 and 2009, the Company recorded an additional charge to cost of sales from a LIFO layer liquidation of $13,748,000 and $0, respectively.

4.	Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	August 31,
	2010	2009
	(in thousands)
Refinery equipment	$271,641	$263,867
Marketing (i.e. retail outlets)	104,374	101,915
Transportation	13,449	13,303
Construction-in-progress	47,662	34,337

	437,126	413,422
Less: Accumulated depreciation	175,351	161,374

	$261,775	$252,048

The Company has temporarily postponed its efforts to construct a Coker Facility for use in the refinery. To date the Company has spent approximately $29,719,000, relating to, among other things, the design of the facility as well as materials to be used in construction. These costs are currently capitalized in construction-in-progress within Property Plant and Equipment, net. The Company presently believes that the Coker Facility will be constructed and consequently the costs incurred to date will be realizable.

5.	Goodwill and Intangible Assets

As of August 31, 2010 and 2009, the Company’s intangible assets and goodwill, included in the Company’s retail segment, were as follows:

	Weighted Average Remaining Life	August 31, 2010		August 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizable intangible assets:
Deed restrictions	16 yrs.	$800	$277	$800	$245
Leasehold covenants	13 yrs.	1,490	637	1,490	562

		$2,290	$914	$2,290	$807

Non-amortizable assets:
Tradename		$10,500	$—	$10,500	$—
Goodwill		$1,349	$—	$1,349	$—

Amortization expense for the fiscal years ended August 31, 2010, 2009, and 2008 amounted to $107,000, $230,000 and $478,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending August 31, 2015 is estimated to be $106,000 in 2011, $106,000 in 2012, $106,000 in 2013, $106,000 in 2014, and $106,000 in 2015.

6.	Accrued Liabilities

Accrued liabilities include the following:

	August 31,
	2010	2009
	(in thousands)
Interest	$1,662	$1,476
Payrolls and benefits	12,202	13,615
Other	1,705	1,926

	$15,569	$17,017

7.	Leases

The Company occupies premises, primarily retail gas stations and convenience stores and office facilities under long-term leases which require minimum annual rents plus, in certain instances, the payment of additional rents based upon sales. The leases generally are renewable for one to three five-year periods.

As of August 31, 2010 and 2009, capitalized lease obligations, included in long-term debt, amounted to $1,078,000 and $1,282,000, respectively, inclusive of current portion of $160,000 and $205,000, respectively. The related assets (retail gas stations and convenience stores) as of August 31, 2010 and 2009 amounted to $769,000 and $936,000, net of accumulated amortization of $1,051,000 and $1,278,000, respectively. Lease amortization amounting to $167,000, $168,000, and $169,000 for the years ended August 31, 2010, 2009, and 2008, respectively, is included in depreciation and amortization expense.

Future minimum lease payments as of August 31, 2010 are summarized as follows:

Year ended August 31,	Capital Leases	Operating Leases
	(in thousands)
2011	$275	$11,899
2012	195	11,132
2013	155	9,251
2014	161	8,222
2015	152	6,612
Thereafter	819	34,931

Total minimum lease payments	1,757	82,047
Less: Minimum sublease rents	—	127

Net minimum sublease payments	1,757	$81,920

Less: Amount representing interest	679

Present value of net minimum lease payments	$1,078

Net rent expense for operating leases amounted to $12,107,000, $11,342,000, and $11,564,000, for the years ended August 31, 2010, 2009 and 2008, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Credit Facility

In November 2006, the Company extended the term of its $100,000,000 Revolving Credit Facility from May 9, 2007 to November 27, 2011. In November 2008, the Company amended its Revolving Credit Facility to increase the maximum facility commitment from $100,000,000 to $130,000,000 on a permanent basis and amended certain terms and provisions thereof, including an increase in the interest rate and a modification to the Net Worth Covenant. Under the amended Revolving Credit Facility, interest is calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate plus an applicable margin of .5% to 0% or, the Federal Funds Open Rate plus .5% or the Daily LIBOR rate plus 1%; and (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.35% to 1.75%. The applicable margin will vary depending on a formula calculating our average unused availability under the facility. The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory which amounted to $253,000,000 as of August 31, 2010. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility.

As of August 31, 2010, $33,000,000 of Base-Rate borrowings and $50,000,000 of Euro-Rate borrowings were outstanding under the agreement. As of August 31, 2009, no Base-Rate borrowing and no Euro-Rate borrowings were outstanding under the agreement. $4,433,000 and $3,233,000 of letters of credit were outstanding under the agreement at August 31, 2010 and 2009, respectively. The weighted average interest rate for Base-Rate borrowing for the years ended August 31, 2010 and 2009 was 3.4% and 3.8%, respectively. The weighted average interest rate for Euro-Rate borrowings for the years ended August 31, 2010 and 2009 was 2.3% and 0%, respectively. The Company pays a commitment fee of 3/8% per annum on the unused balance of the facility. All bank related charges are included in Other, net in the Consolidated Statements of Operations.

9.	Long-Term Debt

During May 2007, the Company sold an additional $125,000,000 of 10 1/2% Senior Unsecured Notes (the “Senior Unsecured Notes”) due 2012 for $130,312,500, resulting in a debt premium of $5,312,500 which is being amortized over the life of the notes using the interest method. These additional notes were issued under an indenture, dated as of August 6, 2004, pursuant to which $200,000,000 of notes of the same series were issued in August 2004. The net proceeds of the offering were used for capital expenditures and general corporate purposes.

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

Both the Indenture of the Senior Unsecured Notes and the facility (See Footnote 8 to Consolidated Financial Statements) require that the Company maintain certain financial covenants. The facility requires the Company to meet certain financial covenants, as defined in the facility, a minimum Fixed Charge Coverage Ratio and a minimum Consolidated Net Worth. In addition, the facility limits the amount the Company can distribute for capital and operating leases. Both the facility and the Indenture of the Senior Unsecured Notes restrict the amount of dividends payable and the incurrence of additional Indebtedness. As of August 31, 2010 the Company is in compliance with covenants under the facility and the Indenture.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended August 31, 2009, the Company acquired $26,040,000 of its 10 1/2% Senior Unsecured Notes due 2012 at an average price of $59.38, resulting in a gain from extinguishment of debt of $10,096,000, which is net of $346,000 of deferred financing costs and $136,000 of debt discount.

A summary of long-term debt is as follows:

	August 31,
	2010	2009
	(in thousands)
Long-term debt:
10.50% Senior Unsecured Notes due August 15, 2012	$325,560	$326,378
Other long-term debt	4,493	5,198

	330,053	331,576
Less: Current installments of long-term debt, net of unamortized premium	1,888	2,327

Total long-term debt, less current installments	$328,165	$329,249

The principal amount of long-term debt matures as follows:

Year ended August 31,
(in thousands)
2011	$1,070
2012	324,799
2013	695
2014	549
2015	721
Thereafter	619

328,453
Unamortized premium, net	1,600

Total	$330,053

The following financing costs have been deferred and are being amortized to expense over the term of the related debt:

	August 31,
	2010	2009
	(in thousands)
Beginning balance	$8,431	$8,552
Current year additions	10	225

Total financing costs	8,441	8,777
Less:
Deferred financing costs associated with debt retirement	—	346
Accumulated amortization	6,327	5,177

	$2,114	$3,254

Amortization expense for the fiscal years ended August 31, 2010, 2009 and 2008 amounted to $1,150,000, $1,169,000, and $1,199,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Employee Benefit Plans

Substantially all employees of the Company are covered by three noncontributory defined benefit retirement plans. The benefits are based on each employee’s years of service and compensation. Effective August 31, 2010 benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide enhanced contribution under its defined contribution 401(k) plan as well as a transition contribution for older employees. The Company’s policy is to contribute the minimum amounts required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and any additional amounts for strategic financial purposes or to meet other goals relating to plan funded status. The assets of the plans are invested in an investment trust fund and consist of interest-bearing cash, separately managed accounts and bank common/collective trust funds.

In addition to the above, the Company provides certain post-retirement healthcare benefits to salaried and certain hourly employees that retired prior to September 1, 2010. These post-retirement benefit plans are unfunded and the costs are paid by the Company from general assets.

Net periodic pension cost and post-retirement healthcare benefit cost consist of the following components for the years ended August 31, 2010, 2009, and 2008:

	Pension Benefits			Other Post-Retirement Benefits
	2010	2009	2008	2010	2009	2008
	(in thousands)
Service cost	$3,563	$2,738	$2,639	$3,364	$2,642	$2,588
Interest cost on benefit obligation	5,724	5,205	4,542	4,740	4,487	4,085
Expected return on plan assets	(3,924)	(4,362)	(4,786)	—	—	—
Curtailment effect	436	—	—	—	—	—
Amortization of transition obligation	2	2	65	597	597	597
Amortization and deferrals	3,566	1,104	360	1,842	978	1,299

Net periodic benefit cost	$9,367	$4,687	$2,820	$10,543	$8,704	$8,569

The Company adopted ASC 715-30-25 effective August 31, 2007. ASC 715-30-25 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income.

Other changes in plan assets and benefit obligation recognized in Other Comprehensive Income consist of the following for the fiscal years ending August 31, 2010 and 2009 (in thousands):

	Pension Benefits		Other Post-Retirement Benefits
	2010	2009	2010	2009
Curtailment	$(9,599)	$—	$—	$—
Current year actuarial (gain) / loss	(55)	28,094	16,619	12,898
Amortization of actuarial gain / (loss)	(3,287)	(826)	(1,842)	(978)
Current year prior service (credit) / cost	—	—	(51,366)	—
Amortization of prior service credit / (cost)	(715)	(278)	—	—
Amortization of transition asset / (obligation)	(2)	(2)	(2,387)	(597)

Total recognized in other comprehensive income	$(13,658)	$26,988	$(38,976)	$11,323

Total recognized in net periodic benefit cost and other comprehensive income	$(4,290)	$31,675	$(28,433)	$20,027

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended August 31, 2010 and 2009:

	Pension Benefits		Other Post-Retirement Benefits
	2010	2009	2010	2009
	(in thousands)
Change in benefit obligation:
Benefit obligation @ beginning of year	$100,450	$76,542	$82,571	$65,464
Service cost	3,563	2,738	3,364	2,642
Interest cost	5,724	5,205	4,740	4,487
Plan amendments	—	—	(53,156)	—
Curtailment	(9,599)	—	—	—
Medicare act subsidy effect	—	—	195	67
Actuarial (gains) / losses	(180)	18,364	16,619	12,897
Benefits paid	(2,642)	(2,399)	(3,206)	(2,986)

Benefit obligation @ end of year	97,316	100,450	51,127	82,571

Change in plan assets:
Fair values of plan assets @ beginning of year	49,223	53,501	—	—
Actual return on plan assets	3,797	(5,367)	—	—
Company contributions	4,125	3,488	3,011	2,919
Benefits paid	(2,642)	(2,399)	(3,206)	(2,986)
Medicare act subsidy effect	—	—	195	67

Fair values of plan assets @ end of year	54,503	49,223	—	—

Unfunded status	$42,813	$51,227	$51,127	$82,571

Amounts recognized in the balance sheet consist of:
Current liability	$—	$—	$2,641	$3,095
Noncurrent liability	42,813	51,227	48,486	79,476

Net amount recognized	$42,813	$51,227	$51,127	$82,571

Note: For plans with assets less than the accumulated benefit obligation (ABO), the aggregate ABO is $91,766,000 while the aggregate asset value is $54,503,000.

Amounts recognized in Accumulated Other Comprehensive Income:

	Pension Benefits		Other Post-Retirement Benefits
	2010	2009	2010	2009
	(in thousands)
Accumulated net actuarial loss	$(30,191)	$(43,133)	$(45,424)	$(30,647)
Accumulated prior service cost	(315)	(1,029)	51,366	—
Accumulated transition obligation	(3)	(5)	—	(2,387)

Net amount recognized, before tax effect	$(30,509)	$(44,167)	$5,942	$(33,034)

The preceding table presents two measures of benefit obligations for the pension plans. Accumulated benefit obligation (ABO) generally measures the value of benefits earned to date. Projected benefit obligation (PBO)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also includes the effect of assumed future compensation increases for plans in which benefits for prior service are affected by compensation changes. Each of the three pension plans, whose information is aggregated above, have asset values less than these measures. Plan funding amounts are calculated pursuant to ERISA and Internal Revenue Code rules. The postretirement benefits are not funded.

Weighted average assumptions:	Pension Benefits		Other Post-Retirement Benefits
	2010	2009	2010	2009
Discount rate	4.75% - 5.15%	5.15% - 5.65%	4.90%	5.60%

Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%

The discount rate assumptions at August 31, 2010 and 2009 were determined independently for each plan. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions). For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

	Pension Benefits		Other Post-Retirement Benefits
	2010	2009	2010	2009
Discount rate	5.15% - 5.65%	6.40% - 6.70%	5.60%	6.70%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Health care cost trend rate
—Initial trend	N/A	N/A	8.00%	8.00%
—Ultimate trend	N/A	N/A	5.00%	5.00%
—Year ultimate reached	N/A	N/A	2016	2015

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 8% and 5% for 2010 and 2009, respectively. The rates were assumed to decrease gradually to 5% for medical benefits until 2016 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1 percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease
	(in thousands)
Effect on total of service and interest cost components	$1,483	$(1,191)
Effect on post-retirement benefit obligation	5,227	(4,348)

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plans and the allocation strategy currently in place among those classes.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the above accrued benefit costs to the consolidated amounts reported on the Company’s balance sheets follows:

	August 31,
	2010	2009
	(in thousands)
Accrued pension benefits	$42,813	$51,227
Accrued other post-retirement benefits	51,127	82,571

	93,940	133,798
Current portion of above benefits, included in payrolls and benefits in accrued liabilities	(2,641)	(3,095)
Supplemental pension and other deferred compensation benefits	321	356

Deferred retirement benefits	$91,620	$131,059

Fair Value of Plan Assets

Our Defined Benefit plans’ assets fall into any of three fair value classifications as defined in ASC 820-10. Level 1 assets are valued based on observable prices for identical assets in active markets such as national security exchanges. Level 2 assets are valued based on a) quoted prices of similar assets in active markets, b) quoted prices for similar assets in inactive markets, c) other than quoted prices that are observable for the asset, or d) values that are derived principally from or corroborated by observable market data by correlation or other means. There are no Level 3 assets held by the plans as defined by ASC 820-10.

Asset Category	August 31, 2010	Level 1	Level 2	Level 3
Cash Equivalents	$1,328,000	$—	$1,328,000	$—
Mutual Funds	18,397,000	18,397,000	—	$—
Equities	28,715,000	28,715,000	—	$—
Fixed Income	6,062,000	2,999,000	3,063,000	$—

Total	$54,503,000	$50,112,000	$4,391,000	$—

During the year, the Pension Plans liquidated two funds classified as Level 3 assets. The table below reconciles the disposition of those funds.

Level 3 Assets	Asset Values
Level 3 Assets as of 8/31/09	$20,923,000
Asset Appreciation	2,253,000
Proceeds from Sale of Assets	(23,177,000)

Level 3 Assets as of 8/31/10	$—

The pension plans weighted-average target allocation for the year ended August 31, 2011 and strategic asset allocation matrix as of August 31, 2010 and 2009 are as follows:

	Target Allocation	Plan Assets @ 8/31
Asset Category	2010	2010	2009
Equity Securities	55 – 75%	68%	69%
Debt Securities	25 – 35%	31%	31%
Cash/Cash Equivalents	0 – 10%	1%	—

		100%	100%

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

Under ASC 715-30-25 beginning at Fiscal Year Ended August 31, 2007, the transition obligation, prior service costs, and actuarial (gains)/losses are recognized in Accumulated Other Comprehensive Income each August 31 or any interim measurement date, while amortization of these amounts through net periodic benefit cost will occur in accordance with ASC 715-30 and ASC 715-60. The estimated amounts that will be amortized in 2011 follow:

Estimated 2011 Amortization	Pension Benefits	Other Post-Retirement Benefits
	(in thousands)
Transition obligation amortization	$2	$—
Prior service cost (credit) amortization	149	(4,840)
Net loss amortization	1,883	3,712

Total	$2,034	$(1,128)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Post-Retirement Benefits
Employer Contributions		Gross	(Subsidy receipts)
	(in thousands)
FYE 8/31/2011 (expected)	$6,401	$2,816	$(245)

Expected Benefit Payments for FYE 8/31
2011	$3,804	$2,885	$(245)
2012	4,160	3,174	(279)
2013	4,391	3,503	(317)
2014	4,749	3,808	(357)
2015	5,009	4,124	(392)
2016 - 2020	30,502	17,494	(2,610)

The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets. For the postretirement benefit plan, the contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets.

The Company’s postretirement benefit plan is likely to be affected by The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Beginning in 2006, the Act provides a Federal subsidy payment to companies providing benefit plans that meet certain criteria regarding their generosity. The Company expects to receive those subsidy payments. The Company has accounted for the Act in accordance with ASC 715-60-05-8, which requires, in the Company’s case, recognition on August 31, 2004. The benefit obligation as of that date reflects the effect of the federal subsidy, and this amount is identified in the table reconciling the change in benefit obligation above. The estimated effect of the subsidy on cash flow is shown in the accompanying table of expected benefit payments above. The expected subsidy reduced net periodic postretirement benefit cost by $939,000, as compared with the amount calculated without considering the effects of the subsidy.

The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company’s contributions to these plans amounted to $932,000, $894,000, and $1,011,000 for the years ended August 31, 2010, 2009 and 2008, respectively.

11.	Income Taxes

Income tax expense (benefit) consists of:

	Year Ended August 31,
	2010	2009	2008
	(in thousands)
Federal:
Current	$(38,570)	$14,393	$(28,379)
Deferred	(3,184)	5,469	1,271

	(41,754)	19,862	(27,108)

State:
Current	290	3,062	105
Deferred	2,818	3,311	(8,482)

	3,108	6,373	(8,377)

	$(38,646)	$26,235	$(35,485)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income before income tax expense (benefit) is as follows:

	Year Ended August 31,
	2010	2009	2008
	(in thousands)
U. S. federal income taxes (benefits) at the statutory rate	$(40,171)	$22,494	$(29,877)
State income taxes (benefits), net of Federal benefit	2,002	4,124	(5,443)
Domestic production activity deduction	(52)	(700)	(169)
Permanent items	(214)	300	564
Other	(211)	17	(560)

Income tax attributable to income before income tax expense	$(38,646)	$26,235	$(35,485)

Deferred income tax liabilities (assets) are comprised of the following:

	August 31,
	2010	2009
	(in thousands)
Current deferred income tax liabilities (assets):
Inventory valuation	$9,094	$11,001
Accounts receivable allowance	(850)	(1,036)
Accrued liabilities	(2,182)	(3,603)
Other	(65)	3,242

	5,997	9,604

Deferred income tax liabilities (assets):
Property, plant and equipment	39,793	38,254
Accrued liabilities	(37,369)	(54,232)
Federal carryforwards	(181)	—
State net operating loss carryforwards	(15,429)	(8,607)
Valuation allowance	8,971	—
Other	3,623	(828)

	(592)	(25,413)

Net deferred income tax (asset) liability	$5,405	$(15,809)

The Company’s results of operations are included in the consolidated Federal tax return of the Parent (See Footnote 13 to Consolidated Financial Statements). The Company has a Federal net operating loss for regular tax purposes of $104,015,000 which will be carried back and fully utilized against prior year’s taxable income and, accordingly, is included in refundable income taxes at the Federal statutory rate. For state purposes, two entities have Pennsylvania net operating loss carry forwards of $164,000,000 and $46,000,000, respectively, which will expire between fiscal year 2019 and 2030. Pennsylvania limits the amount of net operating loss carry forwards which can be used to offset Pennsylvania taxable income to the greater of $3,000,000 or 20% of Pennsylvania taxable income prior to the net operating loss deduction. Due to these limitations, the Company has recognized valuation allowances, net of a federal benefit, of $8,971,000 and $0 at August 31, 2010 and 2009, respectively, for Pennsylvania net operating loss carry forwards not anticipated to be realized before expiration.

12.	Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of cash and cash equivalents, trade accounts receivable, the revolving credit facility and current liabilities approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices.

The fair value of long-term debt (See Footnote 9 to Consolidated Financial Statements) was determined using the fair market value of the individual debt instruments. As of August 31, 2010, the carrying amount and estimated fair value of these debt instruments approximated $330,053,000 and $300,207,000, respectively.

13.	Transactions with Affiliated Companies

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2010, 2009 and 2008, $5,102,000, $5,102,000, and $5,102,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 18 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2010, 2009 and 2008, the Company billed the affiliate $1,243,000, $1,219,000, and $1,147,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2010 and 2009, the Company had a payable to the affiliate of $138,000 and $306,000, respectively, under the terms of the agreement, which is included in Amounts Due from Affiliated Companies, Net.

Effective June 1, 2001, the Company entered into a 50% joint venture with an unrelated entity for the marketing of asphalt products. The joint venture was accounted for using the equity method of accounting. As of July 31, 2008 the joint venture ceased operations due to the insolvency of the joint venture partner. For the years ended August 31, 2010, 2009 and 2008, net sales to the joint venture amounted to $0, $0, and $15,419,000, respectively. As of August 31, 2010 and 2009, the Company had no (payable) receivable (to) from the joint venture.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2010, 2009 and 2008, the Company billed the affiliate $2,099,000, $2,245,000, and $2,037,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 50 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2010, 2009 and 2008, net sales to the affiliate amounted to $140,277,000, $112,878,000, and $173,190,000, respectively. As of August 31, 2010 and 2009, the Company had a payable to the affiliate of $344,000 and $614,000, respectively, under the terms of the agreement.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2010, 2009 and 2008, such fees amounted to approximately $2,000,000, $2,000,000, and $2,000,000, respectively, which is included in Selling, General and Administrative Expenses.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to the tax years ended August 31, 2010 and 2009 amounted to $502,000 and $(2,667,000), respectively and have been recorded as a capital contribution (distribution). As of August 31, 2010 and 2009, the Company had a receivable from the Parent of $3,455,000 and $1,728,000, respectively, under the terms of the Tax Sharing Agreement.

During the years ended August 31, 2010, 2009 and 2008, the Company incurred $372,000 in each year as its share of occupancy expenses for our offices in New York that it shares with affiliates of the Company. Such offices are located in a building owned by John Catsimatidis.

During the years ended August 31, 2010, 2009, and 2008, the Company shared certain costs with an affiliate of the Company for aircraft owned by another affiliate of the Company and incurred $0, $0 and $180,000, respectively, as its share of such costs.

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

We are also monitoring closely all climate change and Greenhouse Gas (“GHG”) legislation, better known as Cap and Trade which is currently being debated in Congress. The proposals vary and the final form of legislation, if any, is not yet certain. The core of the proposals generally require the capture and reporting of CO2 emissions data, leading to a baseline followed by mandatory CO2 emission reductions over time and the purchase of carbon credits under certain circumstances. On September 22, 2009 the U.S. Environmental Protection Agency adopted regulations governing the measurement and reporting GHG emissions commencing January 1, 2010. The Company believes compliance costs with these regulations will not be material. The ultimate cost of GHG reduction mandates and their effect on our business are, however, unknown until a more definitive proposal has been crafted by Congress and implementing regulations proposed.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended August 31,
	2010	2009	2008
	(in thousands)
Net Sales
Retail	$1,359,046	$1,213,546	$1,549,555
Wholesale	1,295,355	1,173,625	1,658,457

	$2,654,401	$2,387,171	$3,208,012

Intersegment Sales
Wholesale	$639,397	$512,384	$829,577

Operating Income (Loss)
Retail	$4,470	$33,611	$(1,215)
Wholesale	(82,561)	57,857	(51,380)

	$(78,091)	$91,468	$(52,595)

Total Assets
Retail	$146,932	$150,082	$179,119
Wholesale	490,171	520,772	422,674

	$637,103	$670,854	$601,793

Depreciation and Amortization
Retail	$5,480	$5,273	$5,044
Wholesale	16,314	17,577	16,912

	$21,794	$22,850	$21,956

Capital Expenditures (including non-cash portion)
Retail	$5,180	$5,161	$8,359
Wholesale	22,233	19,988	35,029

	$27,413	$25,149	$43,388

16.	Subsidiary Guarantors

All of the Company’s wholly owned subsidiaries fully and unconditionally guarantee, on a joint and several basis, the Company’s $350,000,000 Senior Unsecured Note Indenture due August 15, 2012. There are no restrictions within the consolidated group on the ability of the Company or any of its subsidiaries to obtain loans from or pay dividends to other members of the consolidated group. Financial information for the Company’s wholly-owned subsidiary guarantors is as follows:

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	August 31, 2010				August 31, 2009
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$7,765	$9,405	$—	$17,170	$21,265	$9,797	$—	$31,062
Accounts receivable, net	30,266	33,926	—	64,192	52,726	32,656	—	85,382
Refundable income taxes	37,921	(1,531)	—	36,390	—	—	—	—
Inventories	176,748	30,090	—	206,838	209,729	27,812	—	237,541
Prepaid expenses and other assets	22,461	5,480	—	27,941	8,733	5,828	—	14,561
Amounts due from affiliated companies	3,455	(483)	—	2,972	1,728	(919)	—	809
Intercompany	111,228	16,374	(127,602)	—	106,025	15,527	(121,552)	—

Total current assets	389,844	93,261	(127,602)	355,503	400,206	90,701	(121,552)	369,355

Property, plant and equipment, net	185,349	76,426	—	261,775	174,629	77,419	—	252,048
Deferred financing costs, net	2,114	—	—	2,114	3,254	—	—	3,254
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets	—	1,376	—	1,376	—	1,483	—	1,483
Deferred turnaround costs & other assets	3,233	661	—	3,894	6,577	875	—	7,452
Deferred income taxes	7,909	(7,317)	—	592	29,658	(4,245)	—	25,413
Investment in subsidiaries	9,263	—	(9,263)	—	9,872	—	(9,872)	—

	$597,712	$176,256	$(136,865)	$637,103	$624,196	$178,082	$(131,424)	$670,854

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$83,000	$—	$—	$83,000	$—	$—	$—	$—
Current installments of long-term debt	1,390	498	—	1,888	1,350	977	—	2,327
Accounts payable	40,689	24,931	—	65,620	62,789	20,708	—	83,497
Accrued liabilities	9,457	6,112	—	15,569	10,864	6,153	—	17,017
Income taxes payable	196	356	—	552	(4,861)	10,010	—	5,149
Sales, use and fuel taxes payable	14,461	3,994	—	18,455	17,703	4,431	—	22,134
Deferred income taxes	7,049	(1,052)	—	5,997	9,538	66	—	9,604
Intercompany	—	127,602	(127,602)	—	—	121,552	(121,552)	—

Total current liabilities	156,242	162,441	(127,602)	191,081	97,383	163,897	(121,552)	139,728
Long term debt: less current installments	326,239	1,926	—	328,165	326,822	2,427	—	329,249
Deferred retirement benefits	88,994	2,626	—	91,620	129,177	1,882	—	131,059
Other noncurrent liabilities	—	—	—	—	—	4	—	4

Total liabilities	571,475	166,993	(127,602)	610,866	553,382	168,210	(121,552)	600,040

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	22,500	10,651	(10,651)	22,500	21,998	10,651	(10,651)	21,998
Retained earnings (deficit)	18,231	(140)	140	18,231	94,365	210	(210)	94,365
Accumulated other comprehensive loss	(14,494)	(1,266)	1,266	(14,494)	(45,549)	(1,007)	1,007	(45,549)

Total stockholder’s equity	26,237	9,263	(9,263)	26,237	70,814	9,872	(9,872)	70,814

	$597,712	$176,256	$(136,865)	$637,103	$624,196	$178,082	$(131,424)	$670,854

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2010				Year Ended August 31, 2009				Year Ended August 31, 2008
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$1,934,752	$1,363,456	$(643,807)	$2,654,401	$1,686,009	$1,218,224	$(517,062)	$2,387,171	$2,488,034	$1,554,041	$(834,063)	$3,208,012

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	1,979,311	1,224,369	(643,807)	2,559,873	1,584,637	1,060,335	(517,062)	2,127,910	2,501,538	1,425,406	(834,063)	3,092,881
Selling, general and administrative expenses	22,097	128,728	—	150,825	22,786	122,157	—	144,943	24,115	121,655	—	145,770
Depreciation and amortization expenses	15,595	6,199	—	21,794	16,887	5,963	—	22,850	16,264	5,692	—	21,956

	2,017,003	1,359,296	(643,807)	2,732,492	1,624,310	1,188,455	(517,062)	2,295,703	2,541,917	1,552,753	(834,063)	3,260,607

Operating (loss) income	(82,251)	4,160	—	(78,091)	61,699	29,769	—	91,468	(53,883)	1,288	—	(52,595)

Other income (expense):
Interest expense, net	(33,910)	(1,261)	—	(35,171)	(33,879)	(1,993)	—	(35,872)	(26,791)	(5,177)	—	(31,968)
Other, net	(2,692)	1,174	—	(1,518)	(2,599)	1,128	—	(1,471)	(4,829)	1,123	—	(3,706)
Equity in net earnings of affiliate	—	—	—	—	41	—	—	41	2,879	—	—	2,879
Gain on extinguishment of debt	—	—	—	—	10,096	—	—	10,096	—	—	—	—
Equity in net earnings of subsidiaries	(350)	—	350	—	16,677	—	(16,677)	—	(1,783)	—	1,783	—

	(36,952)	(87)	350	(36,689)	(9,664)	(865)	(16,677)	(27,206)	(30,524)	(4,054)	1,783	(32,795)

(Loss) income before income tax (benefit) expense	(119,203)	4,073	350	(114,780)	52,035	28,904	(16,677)	64,262	(84,407)	(2,766)	1,783	(85,390)

Income tax (benefit) expense:
Current	(40,569)	2,289	—	(38,280)	6,845	10,610	—	17,455	(27,722)	(552)	—	(28,274)
Deferred	(2,500)	2,134	—	(366)	7,163	1,617	—	8,780	(6,780)	(431)	—	(7,211)

	(43,069)	4,423	—	(38,646)	14,008	12,227	—	26,235	(34,502)	(983)	—	(35,485)

Net (loss) income	$(76,134)	$(350)	$350	$(76,134)	$38,027	$16,677	$(16,677)	$38,027	$(49,905)	$(1,783)	$1,783	$(49,905)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2010				Year Ended August 31, 2009				Year Ended August 31, 2008
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(73,837)	$6,045	$—	$(67,792)	$57,222	$(4,848)	$—	$52,374	$(120,501)	$18,781	$—	$(101,720)

Cash flows from investing activities:
Additions to property, plant and equipment	(21,080)	(5,391)	—	(26,471)	(18,198)	(5,772)	—	(23,970)	(33,566)	(8,577)	—	(42,143)
Proceeds from sale of investment securities	—	—	—	—	—	—	—	—	75,854	—	—	75,854
Additions to turnaround costs	(1,433)	(65)	—	(1,498)	(1,219)	(27)	—	(1,246)	(10,038)	(39)	—	(10,077)
Proceeds from asset dispositions	25	—	—	25	2	15	—	17	4	5	—	9

Net cash (used in) provided by investing activities	(22,488)	(5,456)	—	(27,944)	(19,415)	(5,784)	—	(25,199)	32,254	(8,611)	—	23,643

Cash flows from financing activities:
Distribution from (to) Parent under the Tax Sharing Agreement	502	—	—	502	(2,667)	—	—	(2,667)	2,634	—	—	2,634
Proceeds from issuance of long-term debt	—	—	—	—	—	318	—	318	—	178	—	178
Principal reductions of long-term debt	(668)	(980)	—	(1,648)	(16,008)	(978)	—	(16,986)	(467)	(842)	—	(1,309)
Net borrowings (reductions) on revolving credit facility	83,000	—	—	83,000	(9,000)	—	—	(9,000)	9,000	—	—	9,000
Dividends to stockholder	—	—	—	—	—	—	—	—	(35,312)	—	—	(35,312)
Deferred financing costs	(10)	—	—	(10)	(225)	—	—	(225)	(108)	—	—	(108)

Net cash provided by (used in) financing activities	82,824	(980)	—	81,844	(27,900)	(660)	—	(28,560)	(24,253)	(664)	—	(24,917)

Net (decrease) increase in cash and cash equivalents	(13,501)	(391)	—	(13,892)	9,907	(11,292)	—	(1,385)	(112,500)	9,506	—	(102,994)
Cash and cash equivalents, beginning of year	21,265	9,797	—	31,062	11,358	21,089	—	32,447	123,858	11,583	—	135,441

Cash and cash equivalents, end of year	$7,764	$9,406	$—	$17,170	$21,265	$9,797	$—	$31,062	$11,358	$21,089	$—	$32,447

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Quarterly Financial Data (unaudited)

	Net Sales	Operating (Loss) Profit	Net (Loss) Income
	(in thousands)
2010
First Quarter	$620,926	$(23,654)	$(19,310)
Second Quarter	594,748	(34,045)	(25,345)
Third Quarter	705,322	(11,977)	(16,852)
Fourth Quarter	733,405	(8,415)	(14,627)
2009
First Quarter	$770,471	$15,031	$3,135
Second Quarter	443,809	4,232	(3,147)
Third Quarter	498,312	29,566	17,333
Fourth Quarter	674,579	42,639	20,706

During the quarter ended February 28, 2009 the Company changed its method of accounting for inventories during interim periods from adjusting the inventory LIFO reserve on an annual basis to adjusting the inventory LIFO reserve on a quarterly basis. This change in method of accounting better reflects interim results consistent with annual LIFO. Accordingly, the Company reflected this change in accounting policy in the three and six month periods ended February 28, 2009 and retrospectively applied this policy to its previously issued financial statements for its fiscal year ended August 31, 2008. During the quarter ended May 31, 2009, the Company realized a $9,230,000 gain from extinguishment of debt.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended), as of August 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived an operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedure that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP; that our receipts and expenditures are being made only in accordance with the authorization of the Company’s board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010 and concluded that it is effective.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of November 29, 2010 with respect to all directors and executive officers of the Company.

Name	Age	Position
John A. Catsimatidis	62	Chairman of the Board, Chief Executive Officer, Director
Myron L. Turfitt	58	President, Chief Operating Officer, Director
Ashton L. Ditka	69	Senior Vice President—Marketing
Thomas E. Skarada	68	Vice President—Refining
Frederick J. Martin, Jr.	56	Vice President—Supply and Transportation
James E. Murphy	65	Vice President, Chief Financial Officer and Treasurer
John R. Wagner	51	Vice President, General Counsel and Secretary
Martin R. Bring	68	Director
Jacob Feinstein	67	Director
Kishore Lall	63	Director
Douglas Lemmonds	63	Director
Andrew Maloney	79	Director
Dennis Mehiel	66	Director

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

Martin R. Bring has served as a Director since 1988. Since November 2004, he has been a partner at the law firm of Ellenoff, Grossman & Schole LLP. Previously he was a stockholder in Anderson, Kill & Olick, P.C., a New York law firm, from February 2002 to November 2004. Prior thereto Mr. Bring was a partner in the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, a Philadelphia, Pennsylvania law firm and its predecessor law firm for more than 5 years.

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

Not Applicable.

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

•	Salary;

•	Annual performance-based cash awards; and

•	Other fringe benefits and perquisites.

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

The following table sets forth the compensation paid by the Company to its principal executive officer and principal financial officer and each of the three other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended August 31, 2010.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Annual Compensation		Change in Pension Value ($) (1)	Other Compensation ($) (2)	Total ($)
		Salary ($)	Bonus ($)
John A. Catsimatidis	2010	$650,000	$1,100,000	$78,965	$3,564	$1,832,529
Chairman of the Board &
Chief Executive Officer

James E. Murphy	2010	$125,500	$75,000	$110,721	$11,222	$322,443
Vice President &
Chief Financial Officer

Myron L. Turfitt	2010	$420,000	$700,000	$180,728	$8,258	$1,308,986
President &
Chief Operating Officer

Ashton L. Ditka	2010	$193,833	$80,000	$66,945	$8,250	$349,028
Senior Vice President
Marketing

Thomas E. Skarada	2010	$148,140	$80,000	$52,600	$15,290	$296,030
Vice President
Refining

(1)	Amounts in this column reflect the actuarial increase in the present value at August 31, 2010 compared to August 31, 2009 of the named executive officer’s benefits under the Defined Benefit Plan.
(2)	Amounts in this column represent the total of all perquisites (non-cash benefits and perquisites such as the use of employer-owned automobiles, membership dues and other personal benefits), employee benefits (employer cost of life insurance), and employer contributions to defined contribution plans (the 401(K) Plan). Amounts are reported separately under the “All Other Compensations” table below.

2010 ALL OTHER COMPENSATION

Name	Automobile Usage	Company Match on Qualified 401(k) Plan	Life Insurance Premium	Total All Other
John A. Catsimatidis	$—	$—	$3,564	$3,564
James E. Murphy	4,871	3,765	2,586	11,222
Myron L. Turfitt	5,936	—	2,322	8,258
Ashton L. Ditka	3,099	—	5,151	8,250
Thomas E. Skarada	$7,082	$4,444	$3,764	$15,290

2010 PENSION BENEFITS

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
John A. Catsimatidis	United Refining Company Pension Plan for Salaried Employees	24.53	$868,078	$—

James E. Murphy	United Refining Company Pension Plan for Salaried Employees	28.29	$634,486	$—

Myron L. Turfitt	United Refining Company Pension Plan for Salaried Employees	32.17	$1,152,133	$—

Ashton L. Ditka	United Refining Company Pension Plan for Salaried Employees	34.08	$957,545	$—

Thomas E. Skarada	United Refining Company Pension Plan for Salaried Employees	17.42	$519,069	$—

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

A participant’s normal retirement date is the first of the month coinciding with or following the attainment of age 65. Participants who are actively employed may also elect an unreduced option at age 59 1/2. In addition to a single life annuity, benefits can be paid as other actuarially equivalent annuities.

The United Refining Company’s Pension Plan for Salaried Employees was frozen effective August 31, 2010 and participants will no longer accrue a benefit under the Plan. The Plan has been replaced by a new 3% 401(k) contribution.

The benefit formula is based on the average earnings of the participant for the three years in which such participant’s earnings were the highest. Earnings include salary and bonus up to a maximum of the IRC 401(a)(17) limit, which for 2010 is $245,000. Benefits are calculated by multiplying the sum of (a) 1.1% of average earnings up to the Social Security compensation base, plus (b) 1.25% of average earnings in excess of the Social Security compensation base, by (c) the number of years of service. Payments of retirement benefits are not reduced by any Social Security benefits received by the participant. Effective May 2001, for purposes of calculating retirement benefits, the Company has fixed the earnings subject to tax under the Federal Insurance Contribution Act at $76,200.00 for years after 2001 for purposes of calculating Social Security compensation base.

In connection with a transaction in 1984, a portion of the benefits from the plan are provided through an annuity contract with an insurance company. The benefits shown in the table are gross amounts before offsetting the insured benefit and thereby represent the total benefit earned with the Company.

Vested benefits are those amounts to which participants are entitled regardless of future services to the Company. A participant is credited with a year of service for vesting purposes for each Pension Plan year during which at least 1,000 hours of service are completed, commencing with year of hire. Each executive is currently vested in his accumulated benefit.

In addition to vested benefits, the Pension Plan provides certain death benefits. Upon death of a participant, the beneficiary is entitled to receive a portion of the vested interest of the participant’s accrued benefit in the form of a monthly annuity amount, subject to eligibility requirements stipulated in the Pension Plan.

The present value of accumulated benefits in the table above has been determined by an independent actuary. These assumptions for August 31, 2010 include a 5.05% discount rate and the RP 2000 mortality table projected to 2015 with a 15-year phase-in and no collar adjustment, each of which is consistent with the assumptions used for FYE 2010 financial reporting. Further, it was assumed that benefits will commence at the earliest age in which an unreduced benefit is available (age 59.5 or current age if later) and there will be no turnover or death prior to retirement.

DIRECTOR COMPENSATION

The Company pays its non-officer Directors an annual retainer of $15,000 per year and $1,000 for meetings attended. Directors are reimbursed for reasonable travel, meals, lodging and other expenses incidental to attendance at meetings.

2010 Director Compensation

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

(1) Martin R. Bring is a partner in the firm of Ellenoff, Grossman and Schole LLP. Mr. Bring was paid $204,000 on a retainer basis for legal and consulting services during fiscal 2010.

(2) Chairman of the Board and Chief Executive Officer of the Company.

(3) President and Chief Operating Officer of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding ownership of Common Stock on November 29, 2010 by: (i) each stockholder known to the Company to own beneficially, directly or indirectly, more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s directors; and (iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investing power with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class
John A. Catsimatidis 823 Eleventh Avenue New York, NY 10019	100	100%

All officers and directors as a group (23 persons)	100	100%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2010, 2009 and 2008, $5,102,000, $5,102,000, and $5,102,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 18 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2010, 2009 and 2008, the Company billed the affiliate $1,243,000, $1,219,000, and $1,147,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2010 and 2009, the Company had a payable to the affiliate of $138,000 and $306,000, respectively, under the terms of the agreement, which is included in Amounts Due from Affiliated Companies, Net.

Effective June 1, 2001, the Company entered into a 50% joint venture with an unrelated entity for the marketing of asphalt products. The joint venture is accounted for using the equity method of accounting. As of July 31, 2008 the joint venture ceased operations due to the insolvency of the joint venture partner. For the years ended August 31, 2010, 2009 and 2008, net sales to the joint venture amounted to $0, $0, and $15,419,000, respectively. As of August 31, 2010 and 2009, the Company had no (payable) receivable (to) from the joint venture.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2010, 2009 and 2008, the Company billed the affiliate $2,099,000, $2,245,000, and $2,037,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 50 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2010, 2009 and 2008, net sales to the affiliate amounted to $140,277,000, $112,878,000, and $173,190,000, respectively. As of August 31, 2010 and 2009, the Company had a payable to the affiliate of $344,000 and $614,000, respectively, under the terms of the agreement.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2010, 2009 and 2008, such fees amounted to approximately $2,000,000, $2,000,000, and $2,000,000, respectively, which is included in Selling, General and Administrative Expenses.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to the tax years ended August 31, 2010 and 2009 amounted to $502,000 and $(2,667,000), respectively and have been recorded as a capital contribution (distribution). As of August 31, 2010 and 2009, the Company had a receivable from the Parent of $3,455,000 and $1,728,000, respectively, under the terms of the Tax Sharing Agreement.

During the years ended August 31, 2010, 2009 and 2008, the Company incurred $372,000 in each year as its share of occupancy expenses for our offices in New York that it shares with affiliates of the Company. Such offices are located in a building owned by John Catsimatidis.

During the years ended August 31, 2010, 2009, and 2008, the Company shared certain costs with an affiliate of the Company for aircraft owned by another affiliate of the Company and incurred $0, $0 and $180,000, respectively, as its share of such costs.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following represents amounts billed and amounts expected to be billed to the Company for the professional services of BDO USA, LLP rendered during fiscal years 2009 and 2008:

	2010	2009
Audit Fees	$546,000	$529,000
Audit—Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$546,000	$529,000

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

A list of all financial statements filed as part of this report is contained in the index to Item 8, which index is incorporated herein by reference.

     (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule II—Valuation and Qualifying Accounts

     (3) Exhibits

Number	Description
3.1	Certificate of Incorporation of United Refining Company (“URC”). Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-35083) (the “Registration Statement”).

3.2	Bylaws of URC. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

3.3	Certificate of Incorporation of United Refining Company of Pennsylvania (“URCP”). Incorporated by reference to Exhibit 3.3 to the Registration Statement.

3.4	Bylaws of URCP. Incorporated by reference to Exhibit 3.4 to the Registration Statement.

3.5	Certificate of Incorporation of Kiantone Pipeline Corporation (“KPC”). Incorporated by reference to Exhibit 3.5 to the Registration Statement.

3.6	Bylaws of KPC. Incorporated by reference to Exhibit 3.6 to the Registration Statement.

3.7	Certificate of Incorporation of Kiantone Pipeline Company (“KPCY”). Incorporated by reference to Exhibit 3.7 to the Registration Statement.

3.8	Bylaws of KPCY. Incorporated by reference to Exhibit 3.8 to the registration Statement.

3.9	Certificate of Incorporation of Kwik Fill Corporation. (“K-FC”). Incorporated by reference to Exhibit 3.9 to the Registration Statement.

3.10	Bylaws of K-FC. Incorporated by reference to Exhibit 3.10 to the Registration Statement.

3.11	Certificate of Incorporation of Independent Gasoline & Oil Company of Rochester, Inc. (“IGOCRI”). Incorporated by reference to Exhibit 3.11 to the Registration Statement.

3.12	Bylaws of IGOCRI. Incorporated by reference to Exhibit 3.12 to the Registration Statement.

3.13	Certificate of Incorporation of Bell Oil Corp. (“BOC”). Incorporated by reference to Exhibit 3.13 to the Registration Statement.

3.14	Bylaws of BOC. Incorporated by reference to Exhibit 3.14 to the Registration Statement.

3.15	Certificate of Incorporation of PPC, Inc. (“PPCI”). Incorporated by reference to Exhibit 3.15 to the Registration Statement.

3.16	Bylaws of PPCI. Incorporated by reference to Exhibit 3.16 to the Registration Statement.

3.17	Certificate of Incorporation of Super Test Petroleum, Inc. (“STPI”). Incorporated by reference to Exhibit 3.17 to the Registration Statement.

3.18	Bylaws of STPI. Incorporated by reference to Exhibit 3.18 to the Registration Statement.

3.19	Certificate of Incorporation of Kwik-Fil, Inc. (“K-FI”). Incorporated by reference to Exhibit 3.19 to the Registration Statement.

Number	Description

3.20	Bylaws of K-FI. Incorporated by reference to Exhibit 3.20 to the Registration Statement.

3.21	Certificate of Incorporation of Vulcan Asphalt Refining Corporation (“VARC”). Incorporated by reference to Exhibit 3.21 to the Registration Statement.

3.22	Bylaws of VARC. Incorporated by reference to Exhibit 3.22 to the Registration Statement.

3.23	Certificate of Incorporation of United Jet Center, Inc. (“UJCI”). Incorporated by reference to Exhibit 3.23 to the Registration Statement.

3.24	Bylaws of UJCI. Incorporated by reference to Exhibit 3.24 to the Registration Statement.

4.1	Indenture dated as of August 6, 2004 between URC, Country Fair, Inc, (“CFI”), KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and The Bank of New York (“BONY”), relating to the 10 1/2% Series A Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Form of Note. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

10.1	Purchase Agreement dated August 6, 2004 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, Citigroup (“CITI”), Goldman, Sachs & Co. (“GSC”), and PNC Capital Markets, Inc. (“PNCCMI”). Incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.2	Registration Rights Agreement dated August 6, 2004 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, CITI, GSC, and PNCCMI. Incorporated by reference to Exhibit 10.2 to the Registration Statement.

10.3	Servicing Agreement dated June 9, 1997 between URC and Red Apple Group, Inc. Incorporated by reference to Exhibit 10.4 to the Registration Statement.

10.4	Amended and Restated Credit Agreement dated July 12, 2002 by and among URC, URCP, KPC, CFI and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.21 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2002.

10.5	Amendment to Credit Agreement dated as of July 12, 2002 by and among URC, URCP, KPC, CFI and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2002.

10.6	Limited Waiver and Amendment No 3 to Credit Agreement dated as of March 24, 2003 by and among, URC, URCP, KPC, CFI and the Banks thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.13 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2003.

10.7	Amendment to Credit Agreement dated as of January 27, 2004 by and among URC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended February 29, 2004.

10.8	Amendment No. 5 to Credit Agreement dated as of August 6, 2004 by and among URC, URCP, KPC, CFI., K-FI., and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.8 to the Registration Statement.

10.9	Purchase Agreement dated February 10, 2005 between URC, CFI, KPC, KPCY, USCF, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and Citigroup Global Markets, Inc. (CGMI). Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended February 28, 2005.

Number	Description

10.10	Registrant’s Rights Agreement dated February 17, 2005 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and CGMI. Incorporated by reference to Exhibit 10.2 of Registrants Quarterly Report on Form 10-Q for fiscal quarter ended February 28, 2005

10.11	Amendment No. 6 to Credit Agreement dated as of April 19, 2005 by and among URC, URCP, KPC, CFI, K-FI and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on April 22, 2005.

10.12	Amendment No. 7 to Credit Agreement dated as of November 27, 2006 by and among URC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent.

10.13	Purchase Agreement dated May 1, 2007 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and Morgan Stanley & Co. Incorporated. Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2007.

10.14	Registrant’s Rights Agreement dated May 4, 2007 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and Morgan Stanley & Co. Incorporated. Incorporated by reference to Exhibit10.2 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2007.

10.15	Amendment No. 8 to Credit Agreement dated as of November 21, 2008 by and among URC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent.

14.1	Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 14.1 in Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2003.

21.1	Subsidiaries of the Registrants. A) Incorporated by reference to Exhibit 21.1 to the Registration Statement. B) Country Fair, Inc. Incorporated in the Commonwealth of Pennsylvania in 1965, doing business as “Country Fair”.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholder of United Refining Company

Warren, Pennsylvania

The audits referred to in our report dated November 29, 2010 relating to the consolidated financial statements of United Refining Company, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York

November 29, 2010

UNITED REFINING COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End Of Period
Year ended August 31, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$840	$2,645	$(593)	$2,892

Year ended August 31, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$2,892	$2,929	$(3,296)	$2,525

Year ended August 31, 2010:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$2,525	$954	$(1,429)	$2,050

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY
Dated: November 29, 2010	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2010

/S/ MYRON L. TURFITT Myron L. Turfitt	President, Chief Operating Officer and Director	November 29, 2010

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2010

/S/ MARTIN R. BRING Martin R. Bring	Director	November 29, 2010

/S/ JACOB FEINSTEIN Jacob Feinstein	Director	November 29, 2010

/S/ KISHORE LALL Kishore Lall	Director	November 29, 2010

/S/ DOUGLAS LEMMONDS Douglas Lemmonds	Director	November 29, 2010

/S/ ANDREW MALONEY Andrew Maloney	Director	November 29, 2010

/S/ DENNIS MEHIEL Dennis Mehiel	Director	November 29, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY OF PENNSYLVANIA
Dated: November 29, 2010	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2010

/S/ MYRON L. TURFITT Myron L. Turfitt	President, Chief Operating Officer	November 29, 2010

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE CORPORATION
Dated: November 29, 2010	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2010

/S/ MYRON L. TURFITT Myron L. Turfitt	President, Chief Operating Officer and Director	November 29, 2010

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE COMPANY
Dated: November 29, 2010	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2010

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	November 29, 2010

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED JET CENTER, INC.
Dated: November 29, 2010	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2010

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	November 29, 2010

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VULCAN ASPHALT REFINING CORPORATION
Dated: November 29, 2010	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2010

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	November 29, 2010

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FIL, INC.
Dated: November 29, 2010	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2010

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	November 29, 2010

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FILLCORPORATION
Dated: November 29, 2010	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2010

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	November 29, 2010

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT GASOLINE & OIL COMPANY OF ROCHESTER, INC.
Dated: November 29, 2010	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2010

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	November 29, 2010

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELL OIL CORP.
Dated: November 29, 2010	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2010

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	November 29, 2010

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPC, INC.
Dated: November 29, 2010	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2010

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	November 29, 2010

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER TEST PETROLEUM, INC.
Dated: November 29, 2010	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2010

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	November 29, 2010

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTRY FAIR, INC.
Dated: November 29, 2010	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board	November 29, 2010

/S/ MYRON L. TURFITT Myron L. Turfitt	President and Chief Operating Officer	November 29, 2010

/S/ JAMES E. MURPHY James E. Murphy	Vice President - Finance	November 29, 2010

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Corporation during the fiscal year ended August 31, 2010.