Form 10-Q
period 2010-11-30
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL CORP; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2011-01-14
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

or

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

As of January 14, 2011, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

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

ITEM 1. FINANCIAL STATEMENTS.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	November 30, 2010 (Unaudited)	August 31, 2010
Assets
Current:
Cash and cash equivalents	$19,479	$17,170
Accounts receivable, net	71,975	64,192
Refundable income taxes	36,390	36,390
Inventories	143,830	206,838
Prepaid expenses and other assets	38,586	27,941
Amounts due from affiliated companies, net	3,284	2,972

Total current assets	313,544	355,503
Property, plant and equipment, net	268,305	261,775
Deferred financing costs, net	1,826	2,114
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,349	1,376
Deferred turnaround costs and other assets, net	6,316	3,894
Deferred income taxes	—	592

	$603,189	$637,103

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$74,000	$83,000
Current installments of long-term debt	1,796	1,888
Accounts payable	42,653	65,620
Accrued liabilities	25,035	15,569
Income taxes payable	—	552
Sales, use and fuel taxes payable	16,664	18,455
Deferred income taxes	5,997	5,997

Total current liabilities	166,145	191,081
Long term debt: less current installments	327,760	328,165
Deferred retirement benefits	90,108	91,620
Deferred income taxes	894	—

Total liabilities	584,907	610,866

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	22,500	22,500
Retained earnings	10,142	18,231
Accumulated other comprehensive loss	(14,360)	(14,494)

Total stockholder’s equity	18,282	26,237

	$603,189	$637,103

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2010	2009
Net sales	$619,147	$620,926

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	580,837	602,340
Selling, general and administrative expenses	35,786	36,759
Depreciation and amortization expenses	5,636	5,481

	622,259	644,580

Operating loss	(3,112)	(23,654)

Other expense:
Interest expense, net	(8,914)	(8,467)
Other, net	(581)	(606)

	(9,495)	(9,073)

Loss before income tax benefit	(12,607)	(32,727)
Income tax benefit	(4,518)	(13,417)

Net loss	$(8,089)	$(19,310)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,089)	$(19,310)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,718	5,565
Deferred income taxes	1,392	(3,238)
Loss on asset dispositions	2	266
Cash provided by (used in) working capital items	28,423	(1,677)
Other, net	1	(1)
Change in operating assets and liabilities:
Deferred retirement benefits	(1,285)	3,645
Other noncurrent liabilities	—	(3)

Total adjustments	34,251	4,557

Net cash provided by (used in) operating activities	26,162	(14,753)

Cash flows from investing activities:
Additions to property, plant and equipment	(10,886)	(6,546)
Additions to deferred turnaround costs	(3,642)	(29)
Proceeds from asset dispositions	1	5

Net cash used in investing activities	(14,527)	(6,570)

Cash flows from financing activities:
Net (reductions) borrowings on revolving credit facility	(9,000)	12,000
Principal reductions of long term debt	(326)	(463)

Net cash (used in) provided by financing activities	(9,326)	11,537

Net increase (decrease) in cash and cash equivalents	2,309	(9,786)
Cash and cash equivalents, beginning of year	17,170	31,062

Cash and cash equivalents, end of period	$19,479	$21,276

Cash provided by (used in) working capital items:
Accounts receivable, net	$(7,784)	$7,784
Inventories	63,008	61,067
Prepaid expenses and other assets	(10,645)	(31,938)
Amounts due from affiliated companies, net	(312)	(4,055)
Accounts payable	(22,967)	(33,808)
Accrued liabilities	9,466	7,769
Income taxes payable	(552)	(5,149)
Sales, use and fuel taxes payable	(1,791)	(3,347)

Total change	$28,423	$(1,677)

Cash paid during the period for:
Interest	$662	$162
Income taxes	$291	$3,538

Non-cash investing activities:
Property additions & capital leases	$34	$715

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2010.

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

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include various parts for the refinery operations. If the cost of inventories exceeds this market value, provisions are made currently for the difference between the cost and market value.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Inventories consist of the following:

	November 30, 2010	August 31, 2010
	(in thousands)
Crude Oil	$34,749	$78,165
Petroleum Products	69,314	86,993
Lower of cost or market reserve	(786)	—

Total @ LIFO	103,277	165,158

Merchandise	20,498	20,403
Supplies	20,055	21,277

Total @ FIFO	40,553	41,680

Total Inventory	$143,830	$206,838

Inventories at the lower of last-in, first-out (“LIFO”) cost or market reflect a market valuation reserve of $786,000 and $0 at November 30, 2010 and August 31, 2010, respectively. As of November 30, 2010 and August 31, 2010, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $51,083,000 and $50,265,000, respectively.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	November 30, 2010				August 31, 2010
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$8,152	$11,327	$—	$19,479	$7,765	$9,405	$—	$17,170
Accounts receivable, net	37,945	34,030	—	71,975	30,266	33,926	—	64,192
Refundable income taxes	37,921	(1,531)	—	36,390	37,921	(1,531)	—	36,390
Inventories	113,202	30,628	—	143,830	176,748	30,090	—	206,838
Prepaid expenses and other assets	32,288	6,298	—	38,586	22,461	5,480	—	27,941
Amounts due from affiliated companies	3,455	(171)	—	3,284	3,455	(483)	—	2,972
Intercompany	121,821	16,026	(137,847)	—	111,228	16,374	(127,602)	—

Total current assets	354,784	96,607	(137,847)	313,544	389,844	93,261	(127,602)	355,503
Property, plant and equipment, net	192,090	76,215	—	268,305	185,349	76,426	—	261,775
Deferred financing costs, net	1,826	—	—	1,826	2,114	—	—	2,114
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,349	—	1,349	—	1,376	—	1,376
Deferred turnaround costs & other assets	5,716	600	—	6,316	3,233	661	—	3,894
Deferred income taxes	—	—	—	—	7,909	(7,317)	—	592
Investment in subsidiaries	8,303	—	(8,303)	—	9,263	—	(9,263)	—

	$562,719	$186,620	$(146,150)	$603,189	$597,712	$176,256	$(136,865)	$637,103

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$74,000	$—	$—	$74,000	$83,000	$—	$—	$83,000
Current installments of long-term debt	1,371	425	—	1,796	1,390	498	—	1,888
Accounts payable	22,970	19,683	—	42,653	40,689	24,931	—	65,620
Accrued liabilities	18,826	6,209	—	25,035	9,457	6,112	—	15,569
Income taxes payable	—	—	—	—	196	356	—	552
Sales, use and fuel taxes payable	12,888	3,776	—	16,664	14,461	3,994	—	18,455
Deferred income taxes	7,049	(1,052)	—	5,997	7,049	(1,052)	—	5,997
Intercompany	—	137,847	(137,847)	—	—	127,602	(127,602)	—

Total current liabilities	137,104	166,888	(137,847)	166,145	156,242	162,441	(127,602)	191,081
Long term debt: less current installments	325,933	1,827	—	327,760	326,239	1,926	—	328,165
Deferred retirement benefits	87,490	2,618	—	90,108	88,994	2,626	—	91,620
Deferred income taxes	(6,090)	6,984	—	894	—	—	—	—

Total liabilities	544,437	178,317	(137,847)	584,907	571,475	166,993	(127,602)	610,866

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	22,500	10,651	(10,651)	22,500	22,500	10,651	(10,651)	22,500
Retained earnings	10,142	(1,136)	1,136	10,142	18,231	(140)	140	18,231
Accumulated other comprehensive loss	(14,360)	(1,230)	1,230	(14,360)	(14,494)	(1,266)	1,266	(14,494)

Total stockholder’s equity	18,282	8,303	(8,303)	18,282	26,237	9,263	(9,263)	26,237

	$562,719	$186,620	$(146,150)	$603,189	$597,712	$176,256	$(136,865)	$637,103

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended November 30, 2010				Three Months Ended November 30, 2009
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$445,144	$351,981	$(177,978)	$619,147	$443,974	$324,695	$(147,743)	$620,926
Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	438,483	320,332	(177,978)	580,837	459,910	290,173	(147,743)	602,340
Selling, general and administrative expenses	4,224	31,562	—	35,786	5,841	30,918	—	36,759
Depreciation and amortization expenses	4,051	1,585	—	5,636	4,043	1,438	—	5,481

	446,758	353,479	(177,978)	622,259	469,794	322,529	(147,743)	644,580

Operating (loss) income	(1,614)	(1,498)	—	(3,112)	(25,820)	2,166	—	(23,654)

Other income (expense):
Interest expense, net	(8,715)	(199)	—	(8,914)	(8,132)	(335)	—	(8,467)
Other, net	(807)	226	—	(581)	(816)	210	—	(606
Equity in net (loss) income of subsidiaries	(996)	—	996	—	1,210	—	(1,210)	—

	(10,518)	27	996	(9,495)	(7,738)	(125)	(1,210)	(9,073)

(Loss) income before income tax (benefit) expense	(12,132)	(1,471)	996	(12,607)	(33,558)	2,041	(1,210)	(32,727)
Income tax (benefit) expense	(4,043)	(475)	—	(4,518)	(14,248)	831	—	(13,417)

Net (loss) income	$(8,089)	$(996)	$996	$(8,089)	$(19,310)	$1,210	$(1,210)	$(19,310)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended November 30, 2010				Three Months Ended November 30, 2009
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$22,781	$3,381	$—	$26,162	$(20,574)	$5,821	$—	$(14,753)

Cash flows from investing activities:
Additions to property, plant and equipment	(9,598)	(1,288)	—	(10,886)	(4,225)	(2,321)	—	(6,546)
Additions to deferred turnaround costs	(3,642)	—	—	(3,642)	(16)	(13)	—	(29)
Proceeds from asset dispositions	—	1	—	1	5	—	—	5

Net cash used in investing activities	(13,240)	(1,287)	—	(14,527)	(4,236)	(2,334)	—	(6,570)

Cash flows from financing activities:
Net (reductions) borrowings on revolving credit facility	(9,000)	—	—	(9,000)	12,000	—	—	12,000
Principal reductions of long-term debt	(154)	(172)	—	(326)	(193)	(270)	—	(463)

Net cash (used in) provided by financing activities	(9,154)	(172)	—	(9,326)	11,807	(270)	—	11,537

Net increase (decrease) in cash and cash equivalents	387	1,922	—	2,309	(13,003)	3,217	—	(9,786)
Cash and cash equivalents, beginning of year	7,765	9,405	—	17,170	21,265	9,797	—	31,062

Cash and cash equivalents, end of period	$8,152	$11,327	$—	$19,479	$8,262	$13,014	$—	$21,276

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended November 30,
	2010	2009
Net Sales
Retail	$351,219	$323,629
Wholesale	267,928	297,297

	$619,147	$620,926

Intersegment Sales
Wholesale	$177,216	$146,677

Operating (Loss) Income
Retail	$(1,273)	$1,929
Wholesale	(1,839)	(25,583)

	$(3,112)	$(23,654)

Depreciation and Amortization
Retail	$1,413	$1,328
Wholesale	4,223	4,153

	$5,636	$5,481

	November 30, 2010	August 31, 2010
Total Assets
Retail	$157,342	$146,932
Wholesale	445,847	490,171

	$603,189	$637,103

Capital Expenditures (including non-cash)
Retail	$1,142	$5,180
Wholesale	9,778	22,233

	$10,920	$27,413

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Employee Benefit Plans

For the periods ended November 30, 2010 and 2009, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended November 30,		Three Months Ended November 30,
	2010	2009	2010	2009
	(in thousands)
Service cost	$447	$888	$377	$841
Interest cost on benefit obligation	1,244	1,434	630	1,187
Expected return on plan assets	(1,135)	(984)	—	—
Amortization of transition obligation	—	—	—	149
Amortization and deferral of net loss	509	895	(282)	460

Net periodic benefit cost	$1,065	$2,233	$725	$2,637

As of November 30, 2010, $2,157,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2011.

7.	Fair Value Measurements

The carrying values of all financial instruments classified as a current asset or current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The carrying value exceeded the fair value of the senior notes at November 30, 2010 and August 31, 2010 by $33,102,000 and $29,846,000, respectively.

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

Recent Developments

The Company continues to be impacted by the volatility of the petroleum market in fiscal year 2011. Average crude prices for the first quarter of fiscal year 2011 has risen as compared to the fourth quarter of fiscal year 2010. The average NYMEX crude price for the second fiscal quarter based on values published on January 7, 2011 was $87.19/bbl, a $9.13/bbl or a 11.7% increase from the average price for the first fiscal quarter of 2011 which was $78.06/bbl.

The lagged 3-2-1 crackspread, as measured by the difference between the price of crude oil contracts traded on the NYMEX for the proceeding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, benefited from the rising crude market. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the second quarter of fiscal year 2011 based on values as of January 7, 2011, was $14.74/bbl, a $3.24/bbl or a 28.2% increase from the lagged crackspread for the first quarter of fiscal year 2011 which was $11.50/bbl.

The Company conducted a scheduled maintenance turnaround of the west end of the refinery consisting of the FCC Unit and related units. The turnaround began on October 4, 2010 and was completed on November 4, 2010. The major activity in addition to normal shutdown maintenance was upgrading of the regenerator, flue gas line and electrostatic precipitator at the FCC Unit.

On July 26, 2010, a rupture occurred in Line 6B pipeline on Enbridge’s Lakehead system in Michigan. The Company’s heavy crude oil purchases are shipped on Line 6B from western Canada. As a result, on August 5, 2010, the Company was forced to reduce production in its crude processing unit until such time as the Enbridge Line 6B could be repaired. Crude runs for the first quarter of fiscal 2011 were 40,533 bpd versus crude runs of 56,500 bpd for the first quarter of fiscal 2010. The interruption of heavy crude deliveries via Line 6B also negatively affected asphalt production during the asphalt selling season. The Company’s supply group maintained crude sourcing at a reduced rate for the refinery during the disruption to Line 6B through other Enbridge pipelines. On September 28, 2010, Enbridge began a phased restart and return to service of Line 6B.

The Company’s property insurance covering the refinery operation contains a provision for contingent business interruption in the maximum amount of $15 million plus up to $5 million towards expenses. As such, the limits of coverage are separate from the general limits applying to direct damage to the refinery. The Company has placed the insurers on notice of the Enbridge loss and, in connection therewith, is preparing its claim.

The Company is in the process of determining the losses it suffered as a result of the pipeline rupture, and intends to seek restitution from Enbridge for all of the losses it has incurred. The Company believes that the estimated losses due to this disruption, based on the most current information available to it, is between $50 and $60 million dollars.

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

Retail Operations:

	Three Months Ended November 30,
	2010	2009
	(dollars in thousands)
Net Sales
Petroleum	$286,481	$261,343
Merchandise and other	64,738	62,286

Total Net Sales	351,219	323,629
Costs of goods sold	319,625	289,636
Selling, general and administrative expenses	31,454	30,736
Depreciation and amortization expenses	1,413	1,328

Segment Operating (Loss) Income	$(1,273)	$1,929

Retail Operating Data:
Petroleum sales (thousands of gallons)	99,111	97,454

Petroleum margin (a)	$15,105	$18,032
Petroleum margin ($/gallon) (b)	.1524	.1850

Merchandise and other margins	$16,489	$15,961
Merchandise margin (percent of sales)	25.5%	25.6%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended November 30, 2010 and 2009

Net Sales

Retail sales increased during the fiscal quarter ended November 30, 2010 by $27.6 million or 8.5% for the comparable period in fiscal 2010 from $323.6 million to $351.2 million. The increase was primarily due to $25.1 million in petroleum sales and $2.5 million in merchandise sales. The petroleum sales increase resulted from a 7.8% increase in retail selling prices per gallon, and a 1.7 million gallon or 1.7% increase in retail petroleum volume. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended November 30, 2010 by $30.0 million or 10.4% for the comparable period in fiscal 2010 from $289.6 million to $319.6 million. The increase was primarily due to $26.0 million in petroleum purchase prices, merchandise cost of $1.9 million, fuel tax of $1.0 million, and inventory costs of $1.1 million.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses increased during the fiscal quarter ended November 30, 2010 by $.8 million or 2.0% for the comparable period in fiscal 2010 from $30.7 million to $31.5 million. The increase was primarily due to payroll costs of $.6 million, credit/customer service costs of $.4 million, maintenance costs of $.1 million, and insurance/utilities/taxes of $.1 million offset by a decrease in pension/post retirement costs of $.4 million.

Wholesale Operations:

	Three Months Ended November 30,
	2010	2009
	(dollars in thousands)
Net Sales (a)	$267,928	$297,297
Costs of goods sold (exclusive of depreciation and amortization)	261,212	312,704
Selling, general and administrative expenses	4,332	6,023
Depreciation and amortization expenses	4,223	4,153

Segment Operating Loss	$(1,839)	$(25,583)

Key Wholesale Operating Statistics:

	Three Months Ended November 31,
	2010	2009
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	1,629	2,281
Distillates	1,131	1,139
Asphalt	632	1,556
Butane, propane, residual products, internally produced fuel and other (“Other”)	768	527

Total Product Yield	4,160	5,503

% Heavy Crude Oil of Total Refinery Throughout (b)	22%	61%
Crude throughput (thousand barrels per day)	40.5	56.5

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,092	1,263
Distillates	908	852
Asphalt	1,075	1,940
Other	124	251

Total Product Sales Volume	3,199	4,306

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$98,392	$102,529
Distillates	88,964	70,313
Asphalt	74,362	113,247
Other	6,210	11,208

Total Product Sales	$267,928	$297,297

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended November 30, 2010 and 2009

During the three months ended November 30, 2010, wholesale sales were negatively affected by the Enbridge Pipeline disruption and the 30-day scheduled refinery maintenance turnaround in October. These two events resulted in the Company running an average crude throughput of 40,500 bbl per day versus 56,500 bbl per day for the comparable period in fiscal 2010. The Enbridge Pipeline disruption also resulted in the Company running 22% of heavy crude oil versus 61% for the comparable period in fiscal 2010.

Net Sales

Wholesale sales decreased during the three months ended November 30, 2010 by $29.4 million or 9.9% for the comparable period in fiscal 2010 from $297.3 million to $267.9 million. This was due to a 25.7% decrease in wholesale volume offset by a 21.3% increase in wholesale prices.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold decreased during the three months ended November 30, 2010 by $51.5 million or 16.5% for the comparable period in fiscal 2010 from $312.7 million to $261.2 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses decreased during the three months ended November 30, 2010 by $1.7 million or 28.1% for the comparable period in fiscal 2010 from $6.0 million or 1.8% of net wholesale to $4.3 million or 1.6% of net wholesale sales. The decrease was primarily due to changes made in pension/post retirement benefits. Effective September 1, 2010, postretirement medical benefits for new hires and active salaried employees retiring after September 1, 2010 were eliminated. Additionally, effective January 1, 2011, deductibles and co-payments will be added to the medical benefits plan for all plan participants. For salaried employees meeting certain age and service requirements, the Company will contribute a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective August 31, 2010, benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide an enhanced contribution under its defined contribution 401(k) plan for all eligible employees as well as a transition contribution for older employees.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended November 30, 2010 increased $.4 million or 4.7% for the comparable period in fiscal 2010 from $8.5 million to $8.9 million. The increase was due in part to increased borrowings on the PNC Credit Facility during the period.

Income Tax Expense / (Benefit)

The Company’s effective tax rate for the three months ended November 30, 2010 and 2009 was approximately 36% and 41% respectively. This reduction in the effective tax rate was due to the Company recording a valuation allowance for Pennsylvania Net Operating tax losses in the November 2010 period.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

November 30, 2010
Cash and cash equivalents	$19,479
Working capital	$147,399
Current ratio	1.9
Debt	$403,556

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

Three Months Ended November 30, 2010
(in millions)
Significant uses of cash Investing activities:
Additions to deferred turnaround costs	$(3.6)
Property, plant and equipment
FCC feed hydrotreater	$(4.1)
Other general capital items (tank repairs, refinery piping, etc)	(1.9)
Retail maintenance (blacktop, roof, HVAC, rehab)	(.6)
Computers and equipment upgrade	(.3)
Retail petroleum upgrade	(.2)
Capital equipment	(.1)
State and federal mandates:
Renewable fuels – cost estimates	(2.1)
Reduction of benzene and gasoline	(1.6)

Total property, plant and equipment	$(10.9)

Net cash used in investing activities	$(14.5)

Financing activities:
Net borrowings on revolving credit facility	$(9.0)
Principal reductions of long term debt	(.3)

Net cash provided by financing activities	$(9.3)

Working capital items:
Decrease in inventory	$63.0
Accrued liabilities increase	9.5
Accounts payable decrease	(23.0)
Prepaid expense increase	(10.7)
Accounts receivable increase	(7.8)
Sales, use and fuel taxes payable decrease	(1.8)
Income taxes payable decrease	(.5)
Amounts due from affiliated companies, net increase	(.3)

Cash provided by working capital items	$28.4

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $6.0 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in these maintenance and non-discretionary capital expenditures during fiscal year 2011.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. Our revolving credit facility with PNC Bank, N.A., as Agent Bank (the “Revolving Credit Facility”) is $130,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on November 27, 2011. Under the Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate plus an applicable margin of 0% to .5%; the Federal Funds Open Rate plus .5%; or the Daily LIBOR rate plus 1%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.35% to 1.75%. The Agent Bank’s prime rate at November 30, 2010 was 3.25%.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $4.4 million as of November 30, 2010 and there were outstanding borrowings under the Revolving Credit Facility in the amount of $74.0 million resulting in net availability of $51.6 million. As of January 14, 2011 there was $80.0 million outstanding on the $130 million Revolving Credit Facility and standby letters of credit in the amount of $4.4 million, resulting in a net availability of $45.6 million and the Company had full access to it. The Company’s working capital ratio was 1.9 as of November 30, 2010.

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

The Company uses its revolving credit facility to finance a portion of its operations. As of January 14, 2011, there was $80.0 million outstanding under the revolving line of credit. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. The Company had no open future positions at November 30, 2010.

See also Recent Developments section of Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2011

UNITED REFINING COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2011

KIANTONE PIPELINE CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2011

UNITED REFINING COMPANY OF PENNSYLVANIA (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2011

KIANTONE PIPELINE COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2011

UNITED JET CENTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2011

KWIK-FILL CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2011

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2011

BELL OIL CORP. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2011

PPC, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2011

SUPER TEST PETROLEUM, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2011

KWIK-FIL, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2011

VULCAN ASPHALT REFINING CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2011

COUNTRY FAIR, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy Vice President – Finance