Form 10-Q
period 2011-02-28
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL CORP; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2011-04-14
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 14, 2011, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	February 28, 2011 (Unaudited)	August 31, 2010
Assets
Current:
Cash and cash equivalents	$24,587	$17,170
Accounts receivable, net	80,232	64,192
Refundable income taxes	—	36,390
Inventories	181,052	206,838
Prepaid expenses and other assets	35,270	27,941
Amounts due from affiliated companies, net	3,614	2,972

Total current assets	324,755	355,503
Property, plant and equipment, net	270,920	261,775
Deferred financing costs, net	1,889	2,114
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,323	1,376
Deferred turnaround costs and other assets, net	7,767	3,894
Deferred income taxes	—	592

	$618,503	$637,103

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$75,300	$83,000
Current installments of long-term debt	1,756	1,888
Accounts payable	56,963	65,620
Accrued liabilities	14,277	15,569
Income taxes payable	64	552
Sales, use and fuel taxes payable	12,663	18,455
Deferred income taxes	5,997	5,997

Total current liabilities	167,020	191,081
Long term debt: less current installments	327,322	328,165
Deferred income taxes	875	—
Deferred retirement benefits	89,517	91,620

Total liabilities	584,734	610,866

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	22,500	22,500
Retained earnings	10,403	18,231
Accumulated other comprehensive loss	(14,227)	(14,494)

Controlling interest equity	18,676	26,237
Non-controlling interest	15,093	—

Total stockholder’s equity	33,769	26,237

	$618,503	$637,103

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations – (Unaudited)

(in thousands)

	Three Months Ended February, 28		Six Months Ended February 28,
	2011	2010	2011	2010
Net sales	$692,279	$594,748	$1,311,426	$1,215,674

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	639,841	585,622	1,220,678	1,187,962
Selling, general and administrative expenses	36,819	37,684	72,605	74,443
Depreciation and amortization expenses	5,351	5,487	10,987	10,968

	682,011	628,793	1,304,270	1,273,373

Operating income (loss)	10,268	(34,045)	7,156	(57,699)

Other income (expense):
Interest expense, net	(8,895)	(8,712)	(17,809)	(17,179)
Other, net	(810)	(206)	(1,391)	(812)

	(9,705)	(8,918)	(19,200)	(17,991)

Income (loss) before income tax expense (benefit)	563	(42,963)	(12,044)	(75,690)
Income tax expense (benefit)	209	(17,618)	(4,309)	(31,035)

Net income (loss)	354	(25,345)	(7,735)	(44,655)
Less net income attributable to non-controlling interest	93	—	93	—

Net income (loss) attributable to United Refining Company’s Stockholder	$261	$(25,345)	$(7,828)	$(44,655)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Six Months Ended February 28,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,828)	$(44,655)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,227	11,135
Deferred income taxes	1,282	(7,303)
Loss on asset dispositions	238	265
Cash provided by (used in) working capital items	21,936	(61,547)
Net income attributable to non-controlling interest	93	—
Other, net	(4)	(1)
Change in operating assets and liabilities:
Deferred retirement benefits	(1,649)	6,721
Other noncurrent liabilities	—	(4)

Total adjustments	33,123	(50,734)

Net cash provided by (used in) operating activities	25,295	(95,389)

Cash flows from investing activities:
Additions to property, plant and equipment	(18,183)	(13,026)
Additions to deferred turnaround costs	(6,029)	(275)
Proceeds from asset dispositions	57	5

Net cash used in investing activities	(24,155)	(13,296)

Cash flows from financing activities:
Net (reductions) borrowings on revolving credit facilities	(7,700)	98,000
Proceeds from issuance of common stock of non-controlling interest	15,000	—
Principal reductions of long term debt	(599)	(900)
Deferred financing costs	(424)	—

Net cash provided by financing activities	6,277	97,100

Net increase (decrease) in cash and cash equivalents	7,417	(11,585)
Cash and cash equivalents, beginning of year	17,170	31,062

Cash and cash equivalents, end of period	$24,587	$19,477

Cash provided by (used in) working capital items:
Accounts receivable, net	$(16,040)	$12
Refundable income taxes	36,390	—
Inventories	25,786	38,516
Prepaid expenses and other assets	(7,329)	(48,288)
Amounts due from affiliated companies, net	(642)	964
Accounts payable	(8,657)	(38,326)
Accrued liabilities	(1,292)	(2,907)
Income taxes payable	(488)	(5,149)
Sales, use and fuel taxes payable	(5,792)	(6,369)

Total change	$21,936	$(61,547)

Cash paid during the period for:
Interest	$18,225	$17,488
Income taxes	$995	$5,531

Non-cash investing activities:
Property additions & capital leases	$34	$805

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries, Kiantone Pipeline Corporation (collectively, the “Company”), and United Refining Asphalt, Inc. (“URA”) a variable interest entity that was created in January 2011 for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

A variable interest entity (“VIE”) is defined as an entity that either has investor voting rights that are not proportional to their economic interests or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE is required to be consolidated by a company if that company is the primary beneficiary. The primary beneficiary of the VIE is the company that controls the VIE’s activities and is subject to a majority of the risk of loss from the VIE’s activities or, if no company is subject to a majority of such risk, the company that is entitled to receive a majority of the VIE’s residual returns.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2010.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Inventories consist of the following:

	February 28, 2011	August 31, 2010
	(in thousands)
Crude Oil	$37,040	$78,165
Petroleum Products	76,135	86,993
Lower of cost or market reserve	(1,000)	—

Total @ LIFO	112,175	165,158

Asphalt - URA	29,849	—
Merchandise	18,449	20,403
Supplies	20,579	21,277

Total @ FIFO	68,877	41,680

Total Inventory	$181,052	$206,838

Inventories at the lower of last-in, first-out (“LIFO”) cost or market reflect a market valuation reserve of $1,000,000 and $0 at February 28, 2011 and August 31, 2010, respectively. As of February 28, 2011 and August 31, 2010, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $64,830,000 and $50,265,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.	Subsidiary Guarantors

All the Company’s wholly-owned subsidiaries fully and unconditionally guarantee, on a joint and several basis, the Company’s $350,000,000 Senior Note Indenture due. There are no restrictions within the consolidated group on the ability of the Company or any of its subsidiaries to obtain loans from or pay dividends to other members of the consolidated group. See also Footnote 7, Subsequent Events, for information on the Company’s tender offer, consent solicitation and subsequent redemption of these Senior Notes due 2012. Financial information of the Company’s wholly-owned subsidiary guarantors is as follows:

Condensed Consolidating Balance Sheets

(in thousands)

	February 28, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Assets
Current:
Cash and cash equivalents	$13,350	$11,006	$—	$24,356	$231	$—	$24,587
Accounts receivable, net	44,302	35,930	—	80,232	—	—	80,232
Inventories	122,936	28,267	—	151,203	29,849	—	181,052
Prepaid expenses and other assets	54,889	10,177	—	65,066	53	(29,849)	35,270
Amounts due from affiliated companies	3,455	159	—	3,614	—	—	3,614
Intercompany	135,057	16,488	(151,545)	—	—	—	—

Total current assets	373,989	102,027	(151,545)	324,471	30,133	(29,849)	324,755
Property, plant and equipment, net	195,496	75,424	—	270,920	—	—	270,920
Deferred financing costs, net	1,548	—	—	1,548	341	—	1,889
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	—	11,849
Amortizable intangible assets, net	—	1,323	—	1,323	—	—	1,323
Deferred turnaround costs & other assets	7,229	538	—	7,767	—	—	7,767
Investment in subsidiaries	2,811	—	(2,811)	—	—	—	—

	$581,073	$191,161	$(154,356)	$617,878	$30,474	$(29,849)	$618,503

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$60,000	$—	$—	$60,000	$15,300	$—	$75,300
Current installments of long-term debt	1,360	396	—	1,756	—	—	1,756
Accounts payable	39,475	17,488	—	56,963	—	—	56,963
Accrued liabilities	8,801	5,459	—	14,260	17	—	14,277
Income taxes payable	—	—	—	—	64	—	64
Sales, use and fuel taxes payable	9,265	3,398	—	12,663	—	—	12,663
Deferred income taxes	7,049	(1,052)	—	5,997	—	—	5,997
Deferred revenue	29,849	—	—	29,849	—	(29,849)	—
Intercompany	—	151,545	(151,545)	—	—	—	—

Total current liabilities	155,799	177,234	(151,545)	181,488	15,381	(29,849)	167,020
Long term debt: less current installments	325,587	1,735	—	327,322	—	—	327,322
Deferred retirement benefits	86,930	2,587	—	89,517	—	—	89,517
Deferred income taxes	(5,919)	6,794	—	875	—	—	875

Total liabilities	562,397	188,350	(151,545)	599,202	15,381	(29,849)	584,734

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	February 28, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	—	—
Additional paid-in capital	22,500	10,651	(10,651)	22,500	15,000	(15,000)	22,500
Retained earnings	10,403	(6,663)	6,663	10,403	93	(93)	10,403
Accumulated other comprehensive loss	(14,227)	(1,195)	1,195	(14,227)	—	—	(14,227)

Controlling interest equity	18,676	2,811	(2,811)	18,676	15,093	(15,093)	18,676
Non-controlling interest	—	—	—	—	—	15,093	15,093

Total stockholder’s equity	18,676	2,811	(2,811)	18,676	15,093	—	33,769

	$581,073	$191,161	$(154,356)	$617,878	$30,474	$(29,849)	$618,503

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheets

(in thousands)

	August 31, 2010
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Assets
Current:
Cash and cash equivalents	$7,765	$9,405	$—	$17,170	$—	$—	$17,170
Accounts receivable, net	30,266	33,926	—	64,192	—	—	64,192
Refundable income taxes	37,921	(1,531)	—	36,390	—	—	36,390
Inventories	176,748	30,090	—	206,838	—	—	206,838
Prepaid expenses and other assets	22,461	5,480	—	27,941	—	—	27,941
Amounts due from affiliated companies	3,455	(483)	—	2,972	—	—	2,972
Intercompany	111,228	16,374	(127,602)	—	—	—	—

Total current assets	389,844	93,261	(127,602)	355,503	—	—	355,503
Property, plant and equipment, net	185,349	76,426	—	261,775	—	—	261,775
Deferred financing costs, net	2,114	—	—	2,114	—	—	2,114
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	—	11,849
Amortizable intangible assets, net	—	1,376	—	1,376	—	—	1,376
Deferred turnaround costs & other assets	3,233	661	—	3,894	—	—	3,894
Deferred income taxes	7,909	(7,317)	—	592	—	—	592
Investment in subsidiaries	9,263	—	(9,263)	—	—	—	—

	$597,712	$176,256	$(136,865)	$637,103	$—	$—	$637,103

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$83,000	$—	$—	$83,000	$—	$—	$83,000
Current installments of long-term debt	1,390	498	—	1,888	—	—	1,888
Accounts payable	40,689	24,931	—	65,620	—	—	65,620
Accrued liabilities	9,457	6,112	—	15,569	—	—	15,569
Income taxes payable	196	356	—	552	—	—	552
Sales, use and fuel taxes payable	14,461	3,994	—	18,455	—	—	18,455
Deferred income taxes	7,049	(1,052)	—	5,997	—	—	5,997
Intercompany	—	127,602	(127,602)	—	—	—	—

Total current liabilities	156,242	162,441	(127,602)	191,081	—	—	191,081
Long term debt: less current installments	326,239	1,926	—	328,165	—	—	328,165
Deferred retirement benefits	88,994	2,626	—	91,620	—	—	91,620

Total liabilities	571,475	166,993	(127,602)	610,866	—	—	610,866

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	—	—
Additional paid-in capital	22,500	10,651	(10,651)	22,500	—	—	22,500
Retained earnings	18,231	(140)	140	18,231	—	—	18,231
Accumulated other comprehensive loss	(14,494)	(1,266)	1,266	(14,494)	—	—	(14,494)

Controlling interest equity	26,237	9,263	(9,263)	26,237	—	—	26,237
Non-controlling interest	—	—	—	—	—	—	—

Total stockholder’s equity	26,237	9,263	(9,263)	26,237	—	—	26,237

	$597,712	$176,256	$(136,865)	$637,103	$—	$—	$637,103

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statements of Operations

(in thousands)

	Three Months Ended February 28, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net sales	$519,256	$365,825	$(193,057)	$692,024	$255	$—	$692,279

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	492,399	340,499	(193,057)	639,841	—	—	639,841
Selling, general and administrative expenses	4,348	32,469	—	36,817	2	—	36,819
Depreciation and amortization expenses	3,764	1,587	—	5,351	—	—	5,351

	500,511	374,555	(193,057)	682,009	2	—	682,011

Operating income (loss)	18,745	(8,730)	—	10,015	253	—	10,268

Other income (expense):
Interest expense, net	(8,659)	(214)	—	(8,873)	(22)	—	(8,895)
Other, net	(913)	177	—	(736)	(74)	—	(810)
Equity in net (loss) income of subsidiaries	(5,528)	—	5,528	—	—	—	—

	(15,100)	(37)	5,528	(9,609)	(96)	—	(9,705)

Income (loss) before income tax expense (benefit)	3,645	(8,767)	5,528	406	157	—	563
Income tax expense (benefit)	3,384	(3,239)	—	145	64	—	209

Net income (loss)	261	(5,528)	5,528	261	93	—	354
Less net income attributable to non-controlling interest	—	—	—	—	—	93	93

Net income (loss) attributable to United Refining Company’s Stockholder	$261	$(5,528)	$5,528	$261	$93	$(93)	$261

	Three Months Ended February 28, 2010
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net sales	$426,301	$319,746	$(151,299)	$594,748	$—	$—	$594,748

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	446,158	290,763	(151,299)	585,622	—	—	585,622
Selling, general and administrative expenses	5,864	31,820	—	37,684	—	—	37,684
Depreciation and amortization expenses	3,972	1,515	—	5,487	—	—	5,487

	455,994	324,098	(151,299)	628,793	—	—	628,793

Operating income (loss)	(29,693)	(4,352)	—	(34,045)	—	—	(34,045)

Other income (expense):
Interest expense, net	(8,392)	(320)	—	(8,712)	—	—	(8,712)
Other, net	(668)	462	—	(206)	—	—	(206)
Equity in net (loss) income of subsidiaries	(2,510)	—	2,510	—	—	—	—

	(11,570)	142	2,510	(8,918)	—	—	(8,918)

Income (loss) before income tax expense (benefit)	(41,263)	(4,210)	2,510	(42,963)	—	—	(42,963)
Income tax expense (benefit)	(15,918)	(1,700)	—	(17,618)	—	—	(17,618)

Net income (loss)	(25,345)	(2,510)	2,510	(25,345)	—	—	(25,345)
Less net income attributable to non-controlling interest	—	—	—	—	—	—	—

Net income (loss) attributable to United Refining Company’s Stockholder	$(25,345)	$(2,510)	$2,510	$(25,345)	$—	$—	$(25,345)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statements of Operations

(in thousands)

	Six Months Ended February 28, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net sales	$964,400	$717,806	$(371,035)	$1,311,171	$255	$—	$1,311,426

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	930,882	660,831	(371,035)	1,220,678	—	—	1,220,678
Selling, general and administrative expenses	8,572	64,031	—	72,603	2	—	72,605
Depreciation and amortization expenses	7,815	3,172	—	10,987	—	—	10,987

	947,269	728,034	(371,035)	1,304,268	2	—	1,304,270

Operating income (loss)	17,131	(10,228)	—	6,903	253	—	7,156

Other income (expense):
Interest expense, net	(17,374)	(413)	—	(17,787)	(22)	—	(17,809)
Other, net	(1,720)	403	—	(1,317)	(74)	—	(1,391)
Equity in net (loss) income of subsidiaries	(6,524)	—	6,524	—	—	—	—

	(25,618)	(10)	6,524	(19,104)	(96)	—	(19,200)

Income (loss) before income tax expense (benefit)	(8,487)	(10,238)	6,524	(12,201)	157	—	(12,044)
Income tax expense (benefit)	(659)	(3,714)	—	(4,373)	64	—	(4,309)

Net income (loss)	(7,828)	(6,524)	6,524	(7,828)	93	—	(7,735)
Less net income attributable to non-controlling interest	—	—	—	—	—	93	93

Net income (loss) attributable to United Refining Company’s Stockholder	$(7,828)	$(6,524)	$6,524	$(7,828)	$93	$(93)	$(7,828)

	Six Months Ended February 28, 2010
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net sales	$870,275	$644,441	$(299,042)	$1,215,674	$—	$—	$1,215,674

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	906,138	580,866	(299,042)	1,187,962	—	—	1,187,962
Selling, general and administrative expenses	11,705	62,738	—	74,443	—	—	74,443
Depreciation and amortization expenses	7,945	3,023	—	10,968	—	—	10,968

	925,788	646,627	(299,042)	1,273,373	—	—	1,273,373

Operating income (loss)	(55,513)	(2,186)	—	(57,699)	—	—	(57,699)

Other income (expense):
Interest expense, net	(16,524)	(655)	—	(17,179)	—	—	(17,179)
Other, net	(1,484)	672	—	(812)	—	—	(812)
Equity in net (loss) income of subsidiaries	(1,300)	—	1,300	—	—	—	—

	(19,308)	17	1,300	(17,991)	—	—	(17,991)

Income (loss) before income tax expense (benefit)	(74,821)	(2,169)	1,300	(75,690)	—	—	(75,690)
Income tax expense (benefit)	(30,166)	(869)	—	(31,035)	—	—	(31,035)

Net income (loss)	(44,655)	(1,300)	1,300	(44,655)	—	—	(44,655)
Less net income attributable to non-controlling interest	—	—	—	—	—	—	—

Net income (loss) attributable to United Refining Company’s Stockholder	$(44,655)	$(1,300)	$1,300	$(44,655)	$—	$—	$(44,655)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(in thousands)

	Six Months Ended February 28, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net cash provided by (used in) by operating activities	$50,962	$3,987	$—	$54,949	$(29,654)	$—	$25,295

Cash flows from investing activities:
Additions to property, plant and equipment	(16,089)	(2,094)	—	(18,183)	—	—	(18,183)
Additions to deferred turnaround costs	(6,029)	—	—	(6,029)	—	—	(6,029)
Proceeds from asset dispositions	56	1	—	57	—	—	57

Net cash used in investing activities	(22,062)	(2,093)	—	(24,155)	—	—	(24,155)

Cash flows from financing activities:
Net (reductions) borrowings on revolving credit facilities	(23,000)	—	—	(23,000)	15,300	—	(7,700)
Proceeds from issuance of common stock of non-controlling interest	—	—	—	—	15,000	—	15,000
Principal reductions of long-term debt	(306)	(293)	—	(599)	—	—	(599)
Deferred financing costs	(9)	—	—	(9)	(415)	—	(424)

Net cash (used in) provided by financing activities	(23,315)	(293)	—	(23,608)	29,885	—	6,277

Net increase (decrease) in cash and cash equivalents	5,585	1,601	—	7,186	231	—	7,417
Cash and cash equivalents, beginning of year	7,765	9,405	—	17,170	—	—	17,170

Cash and cash equivalents, end of period	$13,350	$11,006	$—	$24,356	$231	$—	$24,587

	Six Months Ended February 28, 2010
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net cash provided by (used in) by operating activities	$(103,660)	$8,271	$—	$(95,389)	$—	$—	$(95,389)

Cash flows from investing activities:
Additions to property, plant and equipment	(9,651)	(3,375)	—	(13,026)	—	—	(13,026)
Additions to deferred turnaround costs	(224)	(51)	—	(275)	—	—	(275)
Proceeds from asset dispositions	5	—	—	5	—	—	5

Net cash used in investing activities	(9,870)	(3,426)	—	(13,296)	—	—	(13,296)

Cash flows from financing activities:
Net (reductions) borrowings on revolving credit facility	98,000	—	—	98,000	—	—	(98,000)
Principal reductions of long-term debt	(359)	(541)	—	(900)	—	—	(900)
Deferred financing costs	—	—	—	—	—	—	—

Net cash (used in) provided by financing activities	97,641	(541)	—	97,100	—	—	97,100

Net increase (decrease) in cash and cash equivalents	(15,889)	4,304	—	(11,585)	—	—	(11,585)
Cash and cash equivalents, beginning of year	21,265	9,797	—	31,062	—	—	31,062

Cash and cash equivalents, end of period	$5,376	$14,101	$—	$19,477	$—	$—	$19,477

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Net Sales
Retail	$364,781	$318,689	$716,000	$642,318
Wholesale	327,498	276,059	595,426	573,356

	$692,279	$594,748	$1,311,426	$1,215,674

Intersegment Sales
Wholesale	$192,013	$150,242	$369,229	$296,919

Operating Income (Loss)
Retail	$(9,079)	$(4,250)	$(10,352)	$(2,321)
Wholesale	19,347	(29,795)	17,508	(55,378)

	$10,268	$(34,045)	$7,156	$(57,699)

Depreciation and Amortization
Retail	$1,414	$1,334	$2,827	$2,662
Wholesale	3,937	4,153	8,160	8,306

	$5,351	$5,487	$10,987	$10,968

	February 28, 2011	August 31, 2010
Total Assets
Retail	$161,753	$146,932
Wholesale	456,750	490,171

	$618,503	$637,103

Capital Expenditures (including non-cash)
Retail	$1,933	$5,180
Wholesale	16,284	22,233

	$18,217	$27,413

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Employee Benefit Plans

For the periods ended February 28, 2011 and 2010, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits
	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
	(in thousands)
Service cost	$448	$918	$895	$1,806
Interest cost on benefit obligation	1,245	1,482	2,489	2,916
Expected return on plan assets	(1,135)	(1,016)	(2,270)	(2,000)
Amortization and deferral of net loss	506	849	1,015	1,744

Net periodic benefit cost	$1,064	$2,233	$2,129	$4,466

	Other Post-Retirement Benefits
	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
	(in thousands)
Service cost	$377	$891	$754	$1,732
Interest cost on benefit obligation	629	1,258	1,259	2,445
Amortization of transition obligation	—	—	—	149
Amortization and deferral of net loss	(282)	488	(564)	948

Net periodic benefit cost	$724	$2,637	$1,449	$5,274

As of February 28, 2011, $3,414,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2011.

6.	Fair Value Measurements

The carrying values of all financial instruments classified as a current asset or current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The carrying value (was less than) exceeded the fair value of the senior notes at February 28, 2011 and August 31, 2010 by $(1,081,000) and $29,846,000, respectively.

7.	Subsequent Events

a) Refinancing of Senior Notes

During March 2011, the Company sold $365,000,000 of 10.500% First Priority Senior Secured Notes due 2018 (the “Senior Secured Notes due 2018”) for $352,020,600, resulting in original issue discount of $12,979,400, which will be amortized over the life of the Senior Secured Notes due 2018 using the interest method. The net proceeds of the offering of $344,249,000 were used to retire all of its outstanding 10 1/2% Senior Notes due 2012, pay accrued interest of $3,400,000 and a redemption premium related thereto and for general corporate purposes. A loss of $1,205,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $915,000, a write-off of unamortized net debt premium of ($1,153,000) and a write-off of deferred financing costs of $1,443,000. Such Senior Secured Notes due 2018 are guaranteed by

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

all of our domestic subsidiaries existing at March 8, 2011. The notes will be secured on a first-priority basis by our assets comprising our refinery located in Warren, Pennsylvania and the capital stock of our pipeline subsidiary, subject to exception and permitted liens. The Senior Secured Notes due 2018 will rank equally with all of our existing and future senior indebtedness that is not subordinate in right of payment to the notes.

On February 22, 2011 the Company announced the launch of a cash tender offer (the “Tender Offer”) for any and all of its outstanding 10 1/2% Senior Notes due 2012 issued under an indenture dated as of August 6, 2004 (the “Indenture”) and consent solicitation (the “Solicitation”) for certain proposed amendments to the Indenture (the “Proposed Amendments”). Each holder who validly tendered its Senior Notes due 2012 and delivered consents to the proposed Amendments prior to 5:00 pm, New York City time, on March 7, 2011, (the “Consent Dates”), received the total consideration of $1,005.00, which included $975.00 as the tender offer consideration and $30.00 as a consent payment. In addition, accrued but unpaid interest up to, but not including, the applicable payment date of the Senior Notes due 2012 was paid in cash on all validly tendered and accepted Senior Notes due 2012. The Company paid a total of $188,607,725.92 on March 8, 2011 for $181,764,375 principal amount of Notes, $5,592,750 for consent payment, and $1,250,600.92 for accrued interest on those Senior Notes due 2012 tendered.

The Tender Offer expired at 12:00 midnight, New York City time, on March 21, 2011. Holders who validly tendered their Senior Notes due 2012 after the Consent Date received only the tender offer consideration and were not entitled to receive a consent payment pursuant to the Tender Offer. The Company paid the total consideration or tender offer consideration, as the case may be, plus accrued but unpaid interest, for the Senior Notes due 2012 accepted for purchase promptly following the date of such acceptance (such date, the “Final Payment Date”). On March 22, 2011, the Company paid a total of $678,224.68 for $670,800.00 principal amount of Senior Notes due 2012 and $7,424.68 for accrued interest on those Senior Notes due 2012 tendered between the Consent Date (March 7, 2011) and the Final Payment Date (March 21, 2011).

On March 9, 2011, the Company issued a Notice of Redemption to all existing Noteholders of its 10 1/2% Senior Notes due 2012 redeeming these Senior Notes due 2012 at 100% par value plus accrued but unpaid interest on the redemption date of April 8, 2011. On April 8, 2011, $138,962,426.54 was paid in total of which $136,847,000 was for principal amount of Senior Notes due 2012 and $2,115,426.54 was for accrued interest.

b) Derivative Contracts

During March and April, the Company sold 3,375,000 barrels of heating oil crackspread swaps as part of its risk management strategy. The crackspread swaps expire sequentially beginning April 2011 through December 2012. These derivative instruments are being used by the Company to fix margins on future sales of heating oil. The accounting treatment for the fair value of these derivative instruments will be recorded as assets or liabilities in its Consolidated Balance Sheets, with the periodic change in fair value recognized in its Statements of Operations as the change occurs.

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

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Quarterly Report on Form 10-Q, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	repayment of debt;

•	general economic, business and market conditions;

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the possibility of inefficiencies or shutdowns in refinery operations or pipelines;

•	the availability and cost of financing to us;

•	environmental, tax and tobacco legislation or regulation;

•	volatility of gasoline prices, margins and supplies;

•	merchandising margins;

•	labor costs;

•	level of capital expenditures;

•	customer traffic;

•	weather conditions;

•	acts of terrorism and war;

•	business strategies;

•	expansion and growth of operations;

•	future projects and investments;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows; and

•	future operating results and financial condition.

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

Recent Developments

The Company continues to be impacted by the volatility of the petroleum market in fiscal year 2011. Average crude prices for the third quarter of fiscal year 2011 have risen as compared to the second quarter of fiscal year 2011. The average NYMEX price for crude oil for the third quarter of fiscal year 2011 averaged $100.22 per barrel as measured on April 1, 2011, a $12.51 increase over the second quarter average of $87.71 per barrel.

The lagged 3-2-1 crackspread for the third fiscal quarter of 2011, as measured by the difference between the price of crude oil contracts traded on the NYMEX for the proceeding month to the prices for NYMEX gasoline and heating oil contracts in the current trading month, is improving over the second quarter of fiscal year 2011. The lagged 3-2-1 crackspread for the third quarter of fiscal 2011 as measured on April 1, 2011, was $28.13 as compared to $17.66 for the second fiscal quarter of 2011, a $10.47 or 59% improvement.

On January 14, 2011, the Company entered into an Asphalt Purchase and Sale Agreement and Asphalt Product Throughput and Terminal Services Agreement (together, the “Asphalt Agreements”) with United Refining Asphalt, Inc. (“URA”), a special purpose entity formed by United Refining, Inc. (our “Parent”). See “Management’s Discussion and Analyses of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

During March 2011, the Company sold $365,000,000 of 10.500% First Priority Senior Secured Notes due 2018. The net proceeds of the offering of $344,249,000 were used to retire all of its outstanding 10.500% Senior Unsecured Notes due 2012, pay accrued interest of $3,400,000 and a redemption premium related thereto and for general corporate purposes. See Footnote 7 Subsequent Event.

On February 22, 2011 the Company announced the launch of a cash tender offer (the “Tender Offer”) for any and all of its outstanding 10 ½ % Senior Notes due 2012 issued under an indenture dated as of August 6, 2004 (the “Indenture”) and consent solicitation (the “Solicitation”) for certain proposed amendments to the Indenture (the “Proposed Amendments”). Each holder who validly tendered its Senior Notes due 2012 and delivered consents to the proposed Amendments prior to 5:00 pm, New York City time, on March 7, 2011, (the “Consent Dates”), received the total consideration of $1,005.00, which included $975.00 as the tender offer consideration and $30.00 as a consent payment. In addition, accrued but unpaid interest up to, but not including, the applicable payment date of the Senior Notes due 2012 was paid in cash on all validly tendered and accepted the Senior Notes due 2012. The Company paid a total of $188,607,725.92 on March 8, 2011 for $181,764,375 principal amount of the Senior Notes due 2012, $5,592,750 for consent payment, and $1,250,600.92 for accrued interest on those Senior Notes due 2012 tendered.

The Tender Offer expired at 12:00 midnight, New York City time, on March 21, 2011. Holders who validly tendered their Senior Notes due 2012 after the Consent Date received only the tender offer consideration and were not entitled to receive a consent payment pursuant to the Tender Offer. The Company paid the total consideration or tender offer consideration, as the case may be, plus accrued but unpaid interest, for the Senior Notes due 2012 accepted for purchase promptly following the date of such acceptance (such date, the “Final Payment Date”). On March 22, 2011, the Company paid a total of $678,224.68 for $670,800.00 principal amount of the Senior Notes due 2012 and $7,424.68 for accrued interest on those Senior Notes due 2012 tendered between the Consent Date (March 7, 2011) and the Final Payment Date (March 21, 2011).

On March 9, 2011, the Company issued a Notice of Redemption to all existing Noteholders of its 10 ½ % Senior Notes due 2012 redeeming these Senior Notes due 2012 at 100% par value plus accrued but unpaid interest on the redemption date of April 8, 2011. On April 8, 2011, $138,962,426.54 was paid in total of which $136,847,000 was for principal amount of Senior Notes due 2012 and $2,115,426.54 was for accrued interest.

In March 2011, the Company entered into a 21 month futures contracts for heating oil crackspreads. This is in response to the current margin environment and to manage our exposure to commodity price volatility. During March and April, the Company sold 2,475,000 barrels of heating oil crackspread swaps as part of its risk management strategy. The crackspread swaps expire sequentially beginning April 2011 through December 2012 and include approximately 165,000 barrels per month or approximately 37% of the Company’s annual projected diesel fuel production for fiscal 2011. These derivative instruments are being used by the Company to fix margins on future sales of ultra low sulphur diesel fuel. These derivatives will be recorded as assets or liabilities in its Consolidated Balance Sheets, with the periodic change in fair value recognized in its Statements of Operations as the change occurs.

The Company has received a written proposal from PNC Bank, N.A. for the syndication of an amended $175,000,000 revolving credit facility, which contemplates PNC Bank, N.A., underwriting up to $75,000,000 of such new facility subject to definitive documentation, due diligence, and other customary conditions.

On July 26, 2010, a rupture occurred in Line 6B pipeline on Enbridge’s Lakehead system in Michigan. The Company’s heavy crude oil purchases are shipped on Line 6B from western Canada. As a result, the Company was forced to reduce production in its crude processing unit until such time as the Enbridge Line 6B could be repaired and returned to normal service. As a result of the pipeline rupture, the Company filed a claim with its insurance carriers under its property insurance coverage which contains a provision for contingent business interruption in the maximum amount of $15 million plus up to $5 million towards expenses. The Company is currently in discussions with its insurance carriers to settle the claim. The Company intends to seek restitution from Enbridge for all of the losses that the Company incurred above any payments it receives from its insurance carriers.

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

Retail Operations:

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
	(dollars in thousands)
Net Sales
Petroleum	$305,221	$260,100	$591,702	$521,442
Merchandise and other	59,560	58,589	124,298	120,876

Total Net Sales	$364,781	$318,689	$716,000	$642,318
Costs of goods sold	$340,102	$289,983	$659,727	$579,619
Selling, general and administrative expenses	32,344	31,622	63,798	62,358
Depreciation and amortization expenses	1,414	1,334	2,827	2,662

Segment Operating (Loss) Income	$(9,079)	$(4,250)	$(10,352)	$(2,321)

Retail Operating Data:
Petroleum sales (thousands of gallons)	94,390	93,972	193,502	191,426
Petroleum margin (a)	$9,670	$14,176	$24,775	$32,208
Petroleum margin ($/gallon) (b)	.1024	.1509	.1280	.1683
Merchandise and other margins	$15,009	$14,530	$31,498	$30,491
Merchandise margin (percent of sales)	25.2%	24.8%	25.3%	25.2%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended February 28, 2011 and 2010

Net Sales

Retail sales increased during the fiscal quarter ended February 28, 2011 by $46.1 million or 14.5% for the comparable period in fiscal 2010 from $318.7 million to $364.8 million. The increase was primarily due to $45.1 million in petroleum sales and $1.0 million in merchandise sales. The petroleum sales increase resulted from a 16.8% increase in retail selling prices per gallon, and a .4 million gallon or .4% increase in retail petroleum volume. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended February 28, 2011 by $50.1 million or 17.3% for the comparable period in fiscal 2010 from $290.0 million to $340.1 million. The increase was primarily due to $47.5 million in petroleum purchase prices, fuel tax of $1.1 million, freight cost of $1.0 million and merchandise cost of $.5 million. This increase in petroleum purchase prices resulted in lower petroleum retail margins, which is typical in a rising market when retail pricing does not keep pace with the rising market.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses increased during the fiscal quarter ended February 28, 2011 by $.7 million or 2.3% for the comparable period in fiscal 2010 from $31.6 million to $32.3 million. The increase was primarily due to payroll costs of $.3 million, credit/customer service costs of $.5 million and legal/professional fees of $.3 million, offset by a reduction in pension/post retirement costs of $.4 million. The decrease was primarily due to changes made in pension/post retirement benefits. Effective September 1, 2010, postretirement medical benefits for new hires and active salaried employees retiring after

September 1, 2010 were eliminated. Additionally, effective January 1, 2011, deductibles and co-payments were added to the medical benefits plan for all plan participants. For salaried employees meeting certain age and service requirements, the Company will contribute a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective September 1, 2010, benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide an enhanced contribution under its defined contribution 401(k) plan for all eligible employees as well as a transition contribution for older employees.

Comparison of Six Months Ended February 28, 2011 and 2010

Net Sales

Retail sales increased during the six months ended February 28, 2011 by $73.7 million or 11.5% for the comparable period in fiscal 2010 from $642.3 million to $716.0 million. The increase was primarily due to $70.3 million in petroleum sales, and $3.4 million in merchandise sales. The petroleum sales increase resulted from a 12.3% increase in retail selling prices per gallon and a 2.1 million gallon or 1.1% increase in sales volume. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the six months ended February 28, 2011 by $80.1 million or 13.8% for the comparable period in fiscal 2010 from $579.6 million to $659.7 million. The increase was primarily due to $74.6 million in petroleum purchase prices, merchandise costs of $2.4 million, fuel taxes of $2.1 million and freight costs of $1.0 million. This increase in petroleum purchase prices resulted in lower petroleum retail margins, which is typical in a rising market when retail pricing does not keep pace with the rising market.

Selling, General and Administrative Expenses

Retail SG&A expenses increased during the six months ended February 28, 2011 by $1.4 million or 2.3% for the comparable period in fiscal 2010 from $62.4 million to $63.8 million. The increase was due to payroll costs of $.9 million, credit/customer service costs of $.8 million, insurance/utilities/taxes of $.3 million and maintenance costs of $.2 million offset by a reduction in pension/post retirement costs of $.8 million. The decrease was primarily due to changes made in pension/post retirement benefits. Effective September 1, 2010, postretirement medical benefits for new hires and active salaried employees retiring after September 1, 2010 were eliminated. Additionally, effective January 1, 2011, deductibles and co-payments were added to the medical benefits plan for all plan participants. For salaried employees meeting certain age and service requirements, the Company will contribute a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective September 1, 2010, benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide an enhanced contribution under its defined contribution 401(k) plan for all eligible employees as well as a transition contribution for older employees.

Wholesale Operations:

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
	(dollars in thousands)
Net Sales (a)	$327,498	$276,059	$595,426	$573,356
Costs of goods sold (exclusive of depreciation and amortization)	299,739	295,639	560,951	608,343
Selling, general and administrative expenses	4,475	6,062	8,807	12,085
Depreciation and amortization expenses	3,937	4,153	8,160	8,306

Segment Operating (Loss) Income	$19,347	$(29,795)	$17,508	$(55,378)

Key Wholesale Operating Statistics:

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	2,321	2,228	3,950	4,509
Distillates	1,216	1,105	2,347	2,244
Asphalt	1,488	1,525	2,120	3,081
Butane, propane, residual products, internally produced fuel and other (“Other”)	538	554	1,307	1,080

Total Product Yield	5,563	5,412	9,724	10,914

% Heavy Crude Oil of Total Refinery Throughout (b)	60%	60%	44%	61%
Crude throughput (thousand barrels per day)	55.9	56.5	48.2	56.5

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,342	1,269	2,434	2,532
Distillates	984	841	1,892	1,692
Asphalt	995	1,291	2,070	3,231
Other	193	294	317	545

Total Product Sales Volume	3,514	3,695	6,713	8,000

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$139,992	$107,782	$238,384	$210,311
Distillates	113,587	73,318	202,551	143,631
Asphalt	63,073	78,629	137,435	191,875
Other	10,846	16,330	17,056	27,539

Total Product Sales	$327,498	$276,059	$595,426	$573,356

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended February 28, 2011 and 2010

Net Sales

Wholesale sales increased during the three months ended February 28, 2011 by $51.4 million or 18.6% for the comparable period in fiscal 2010 from $276.1 million to $327.5 million. The increase was due to a 24.7% increase in wholesale prices offset by a 4.9% decrease in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold increased during the three months ended February 28, 2011 by $4.1 million or 1.4% for the comparable period in fiscal 2010 from $295.6 million to $299.7 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in cost of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses decreased during the three months ended February 28, 2011 by $1.6 million or 2.2% for the comparable period in fiscal 2010 from $6.1 million or 2.2% of net wholesale sales to $4.5 million or 1.4% of net wholesale sales. The decrease was primarily due to changes made in pension/post retirement benefits. Effective September 1, 2010, postretirement medical benefits for new hires and active salaried employees retiring after September 1, 2010 were eliminated. Additionally, effective January 1, 2011, deductibles and co-payments were added to the medical benefits plan for all plan participants. For salaried employees meeting certain age and service requirements, the Company will contribute a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective September 1, 2010, benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide an enhanced contribution under its defined contribution 401(k) plan for all eligible employees as well as a transition contribution for older employees.

Comparison of Six Months Ended February 28, 2011 and 2010

During the six months ended February 28, 2011, wholesale sales were negatively affected by the Enbridge Pipeline disruption and the 30-day scheduled refinery maintenance turnaround in October 2010. These two events resulted in the Company running an average crude throughput of 40,500 bbl per day for the first fiscal quarter 2011 versus 56,500 bbl per day for the comparable period in fiscal 2010. The Enbridge Pipeline disruption also resulted in the Company running 22% of heavy crude oil for the first fiscal quarter 2011 versus 61% for the comparable period in fiscal 2010.

Net Sales

Wholesale sales increased during the six months ended February 28, 2011 by $22.0 million or 3.8% for the comparable period in fiscal 2010 from $573.4 million to $595.4 million. The increase was due to a 23.8% increase in wholesale prices offset by a 16.1% decrease in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold decreased during the six months ended February 28, 2011 by $47.4 million or 7.8% for the comparable period in fiscal 2010 from $608.3 million to $560.9 million. The decrease in wholesale costs of goods sold was primarily due to a decrease in the costs of product purchased and refinery expenses.

Selling, General and Administrative Expenses

Wholesale SG&A expenses decreased during the six months ended February 28, 2011 by $3.3 million or 27.1% for the comparable period in fiscal 2010 from $12.1 million or 2.1% of net wholesale sales to $8.8 million or 1.5% of net wholesale sales. The decrease was primarily due to changes made in pension/post retirement benefits. Effective September 1, 2010, postretirement medical benefits for new hires and active salaried employees retiring after September 1, 2010 were eliminated. Additionally, effective January 1, 2011, deductibles and co-payments were added to the medical benefits plan for all plan participants. For salaried employees meeting certain age and service requirements, the Company will contribute a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective September 1, 2010, benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide an enhanced contribution under its defined contribution 401(k) plan for all eligible employees as well as a transition contribution for older employees.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended February 28, 2011 increased $.2 million or 2.3% for the comparable period in fiscal 2010 from $8.7 million to $8.9 million. The increase was principally due to increased Revolving Credit Facility usage.

Net interest expense (interest expense less interest income) for the six months ended February 28, 2011 increased $.4 million or 2.3% for the comparable period in fiscal 2010 from $17.2 million to $17.8 million. The increase was principally due to increased Revolving Credit Facility usage.

Income Tax Expense / (Benefit)

The Company’s effective tax rate for the three and six months ended February 28, 2011 and 2010 was approximately 36% and 41% respectively. This reduction in the effective tax rate was due to the Company recording a valuation allowance for Pennsylvania Net Operating tax losses in the February 2011 period.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

February 28, 2011
Cash and cash equivalents	$24,587
Working capital	$157,735
Current ratio	1.90
Debt	$404,378

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

On February 18, 2011, our Parent received a federal income tax refund for fiscal 2010 in the amount of $38.5 million, which was transferred to us and used to pay down our Revolving Credit Facility.

Six Months Ended February 28, 2011
(in millions)
Significant uses of cash
Investing activities:
Additions to deferred turnaround costs	(6.0)
Property, plant and equipment
Other general capital items (tank repairs, refinery piping, etc)	(8.8)
Environmental	(1.4)
Retail maintenance (blacktop, roof, HVAC, rehab)	(1.2)
Computers and equipment upgrade	(.7)
Retail petroleum upgrade	(.1)
State and federal mandates:
Renewable fuels	(3.2)
Reduction of benzene and gasoline	(2.8)

Total property, plant and equipment	(18.2)

Net cash used in investing activities	(24.2)

Financing activities:
Proceeds from issuance of common stock of non-controlling interest	15.0
Net (reductions) borrowings on revolving credit facility	(7.7)
Principal reductions of long term debt	(.6)
Deferred financing costs	(.4)

Net cash provided by financing activities	6.3

Working capital items:
Refundable income taxes	36.4
Decrease in inventory	25.8
Accounts receivable increase	(16.1)
Accounts payable decrease	(8.7)
Prepaid expense increase	(7.3)
Sales, use and fuel taxes payable decrease	(5.8)
Accrued liabilities decrease	(1.3)
Amounts due from affiliated companies, net increase	(.6)
Income taxes payable decrease	(.5)

Cash provided by working capital items	21.9

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

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. Our revolving credit facility with PNC Bank, N.A., as Agent Bank (the “Revolving Credit Facility”) is $130,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on November 27, 2011. Under the Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate the Federal Funds Open Rate plus .5%; or the Daily LIBOR rate plus 1%; plus an applicable margin of 0% to .5%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 1.75% to 2.25%. The Agent Bank’s prime rate at February 28, 2011 was 3.25%.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $4.4 million as of February 28, 2011 and there were outstanding borrowings under the Revolving Credit Facility in the amount of $60.0 million resulting in net availability of $65.6 million. As of April 14, 2011 there was $29.0 million outstanding on the $130 million Revolving Credit Facility and standby letters of credit in the amount of $4.4 million, resulting in a net availability of $96.6 million and the Company had full access to it. The Company’s working capital ratio was 1.9 as of February 28, 2011.

The Company has received a written proposal from PNC Bank, N.A. for the syndication of an amended $175,000,000 revolving credit facility, which contemplates PNC Bank, N.A., underwriting up to $75,000,000 of such new facility subject to definitive documentation, due diligence, and other customary conditions.

On January 14, 2011, we entered into an Asphalt Purchase and Sale Agreement and Asphalt Product Throughput and Terminal Services Agreement (together, the “Asphalt Agreements”) with United Refining Asphalt, Inc. (“URA”), a special purpose entity formed by United Refining, Inc. (our “Parent”) in connection with the Asphalt Agreements, under the terms of which, we may sell asphalt to URA during the winter months at such times and in such amounts as may be mutually agreed by the parties, and are required to provide storage and related services until such asphalt is resold and delivered to third parties during the summer months. URA has received financing for up to $30 million in purchases under the agreements, and was capitalized with $15 million in cash by our Parent.

The winter months are typically a time of depressed asphalt pricing. This agreement provides us with incremental liquidity to allow us to continue to produce asphalt during the winter months in anticipation of an improved pricing environment during the summer months. Under the Asphalt Agreements’ terms, if we sell asphalt to URA during the winter and after URA has made all outstanding payments under a loan agreement to a third party lender, including interest, URA would pay us 90% of the profits from summertime asphalt sales to third parties, less an accommodation fee of $3.00 per ton of asphalt sold.

We have determined that URA meets the definition of a variable interest entity and, in connection with the Asphalt Agreements, the Company is the primary beneficiary. Therefore we are required to treat URA similar to a consolidated subsidiary for financial reporting purposes. As a result, we will consolidate the financial results of URA, including its entire balance sheet with the shareholder’s equity of URA displayed as a component of equity (noncontrolling interest) and its entire income statement (after intercompany eliminations). The net income (loss) of URA will not increase (or decrease) our net income, but rather will be included in our equity section as an increase (or decrease) to noncontrolling interest.

The URA credit facility is secured by URA’s cash accounts, accounts receivable and inventory. The applicable margin under this facility is; (a) for base rate borrowings the Agent Bank’s prime rate plus an applicable margin of 2.75%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 3.75%. The Agent Bank’s prime rate at February 28, 2011 was 3.25%. The $30 million facility will expire September 30, 2011. As of February 28, 2011, URA had borrowed $15.3 million under this facility. As of April 14, 2011, URA had borrowings of $13.8 million under the facility.

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

The Company uses its revolving credit facility to finance a portion of its operations. As of April 14, 2011, there was $29.0 million outstanding under the revolving line of credit. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. The Company had no open future positions at February 28, 2011.

See also Recent Developments section of Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s hedging activities.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 28, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

The First Priority Senior Secured Notes due 2018 are secured by certain assets of the Company and a foreclosure on such liens could adversely affect our business.

The First Priority Senior Secured Notes due 2018 are secured by a pledge of the stock of our subsidiary Kiantone Pipeline Corporation and, subject to certain exceptions, by a mortgage lien on and a security interest in the assets comprising the refinery. In case of a continuing event of default by the Company, the collateral agent may exercise all rights of a mortgagee and/or secured party under applicable law, including, without limitation, transferring to itself or a nominee title to such collateral, which could adversely affect our business.

We may issue additional notes and enter into hedging activities that would be secured by the same collateral securing the First Priority Senior Secured Notes due 2018.

Subject to the covenants and conditions contained in the indenture, we are permitted to issue additional notes and enter into hedging obligations secured by a lien that ranks equally with the First Priority Senior Secured Notes due 2018. In addition, the estimated net book value of the collateral is substantially less than the outstanding aggregate principal amount of the First Priority Senior Secured Notes due 2018 and the mortgage on the refinery is limited to a stated maximum principal amount of $450 million. To the extent that the Senior Secured Notes due 2018, any obligations in respect of hedging arrangements and any other obligations secured by the mortgagee exceed $450 million, the principal amount of such obligations in excess of such capped amount is not secured by the mortgage. Moreover, by its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. Any additional obligations, and the limited net book value and potential illiquidity of the collateral, may limit the recovery from the realization of the value of such collateral available to satisfy the holders of the First Priority Senior Secured Notes due 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 10.1

Purchase Agreement, dated February 25, 2011, by and between United Refining Company and Credit Suisse Securities (USA) LLC relating to the purchase of $365,000,000 of 10.500% First Priority Senior Secured Notes Due 2018

Exhibit 10.2

Amendment No. 9 to Credit Agreement, dated January 14, 2011, by and among URC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent. RC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent.

Exhibit 10.3

Amendment No. 10 to Credit Agreement, dated February 3, 2011, by and among URC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent. RC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent.

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

Date: April 14, 2011

UNITED REFINING COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2011

KIANTONE PIPELINE CORPORATION (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2011

UNITED REFINING COMPANY OF PENNSYLVANIA (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2011

KIANTONE PIPELINE COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2011

UNITED JET CENTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2011

KWIK-FILL CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2011

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2011

BELL OIL CORP. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2011

PPC, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2011

SUPER TEST PETROLEUM, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2011

KWIK-FIL, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2011

VULCAN ASPHALT REFINING CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2011

COUNTRY FAIR, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy Vice President Finance