Form 10-Q
period 2011-05-31
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL CORP; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2011-07-08
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-06198

[LOGO] UNITED REFINING COMPANY
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of July 8, 2011, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	May 31, 2011 (Unaudited)	August 31, 2010
Assets
Current:
Cash and cash equivalents	$27,710	$17,170
Accounts receivable, net	123,184	64,192
Refundable income taxes	—	36,390
Inventories	200,163	206,838
Prepaid expenses and other assets	42,713	27,941
Amounts due from affiliated companies, net	1,966	2,972

Total current assets	395,736	355,503
Property, plant and equipment, net	271,737	261,775
Deferred financing costs, net	10,036	2,114
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,296	1,376
Deferred turnaround costs and other assets, net	15,566	3,894
Deferred income taxes	414	592

	$706,634	$637,103

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility – non-controlling interest	$10,900	$—
Current installments of long-term debt	956	1,888
Accounts payable	55,015	65,620
Accrued liabilities	22,793	15,569
Income taxes payable	3,097	552
Sales, use and fuel taxes payable	18,989	18,455
Deferred income taxes	5,997	5,997

Total current liabilities	117,747	108,081
Revolving credit facility	102,000	83,000
Long term debt: less current installments	355,384	328,165
Deferred retirement benefits	88,292	91,620

Total liabilities	663,423	610,866

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	22,500	22,500
Retained earnings	19,494	18,231
Accumulated other comprehensive loss	(14,094)	(14,494)

Controlling interest equity	27,900	26,237
Non-controlling interest	15,311	—

Total stockholder’s equity	43,211	26,237

	$706,634	$637,103

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations – (Unaudited)

(in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net sales	$808,115	$705,322	$2,119,541	$1,920,996

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	736,968	674,641	1,957,646	1,862,603
Selling, general and administrative expenses	37,512	37,191	110,117	111,634
Depreciation and amortization expenses	5,256	5,467	16,243	16,435

	779,736	717,299	2,084,006	1,990,672

Operating income (loss)	28,379	(11,977)	35,535	(69,676)

Other income (expense):
Interest expense, net and financing costs	(11,761)	(8,983)	(29,570)	(26,162)
Other, net	(805)	(620)	(2,196)	(1,432)
Loss on early extinguishment of debt	(1,245)	—	(1,245)	—

	(13,811)	(9,603)	(33,011)	(27,594)

Income (loss) before income tax expense (benefit)	14,568	(21,580)	2,524	(97,270)
Income tax expense (benefit)	5,259	(4,728)	950	(35,763)

Net income (loss)	9,309	(16,852)	1,574	(61,507)
Less net income attributable to non-controlling interest	218	—	311	—

Net income (loss) attributable to United Refining Company’s Stockholder	$9,091	$(16,852)	$1,263	$(61,507)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Nine Months Ended May 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,263	$(61,507)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	17,410	16,686
Deferred income taxes	(100)	(5,413)
Non-cash portion of loss on early extinguishment of debt	330	—
Loss on asset dispositions	239	825
Cash used in working capital items	(29,995)	(37,794)
Net income attributable to non-controlling interest	311	—
Other, net	(2)	2
Change in operating assets and liabilities:
Deferred retirement benefits	(2,649)	9,387
Other noncurrent liabilities	—	(4)

Total adjustments	(14,456)	(16,311)

Net cash used in operating activities	(13,193)	(77,818)

Cash flows from investing activities:
Additions to property, plant and equipment	(23,178)	(19,559)
Additions to deferred turnaround costs	(14,702)	(1,060)
Proceeds from asset dispositions	57	25

Net cash used in investing activities	(37,823)	(20,594)

Cash flows from financing activities:
Net borrowings on revolving credit facilities	29,900	93,000
Proceeds from issuance of common stock of non-controlling interest	15,000	—
Proceeds from issuance of long term debt	352,021	—
Principal reductions of long term debt	(324,809)	(1,290)
Deferred financing costs	(10,556)	(10)

Net cash provided by financing activities	61,556	91,700

Net increase (decrease) in cash and cash equivalents	10,540	(6,712)
Cash and cash equivalents, beginning of year	17,170	31,062

Cash and cash equivalents, end of period	$27,710	$24,350

Cash provided by (used in) working capital items:
Accounts receivable, net	$(58,992)	$94
Refundable income taxes	36,390	—
Inventories	6,675	38,213
Prepaid expenses and other assets	(14,772)	(43,023)
Amounts due from affiliated companies, net	1,006	2,253
Accounts payable	(10,605)	(35,552)
Accrued liabilities	7,224	6,761
Income taxes payable	2,545	(5,149)
Sales, use and fuel taxes payable	534	(1,391)

Total change	$(29,995)	$(37,794)

Cash paid during the period for:
Interest	$22,068	$18,072
Income taxes	$1,351	$5,651

Non-cash investing activities:
Property additions & capital leases	$212	$805

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2010.

Certain items have been reclassified to conform to current period presentation.

2.	Derivative Financial Instruments

From time to time, the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, specifically crude oil option contracts and crack spread option contracts are used to hedge the volatility of these items. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its Statement of Operations.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

During the quarter ended May 31, 2011, the Company had 5,250,000 barrels of heating oil and gasoline crackspread swaps outstanding as part of its risk management strategy. The crackspread swaps expire sequentially beginning June 2011 through December 2012. These derivative instruments are being used by the Company to lock in margins on future sales of diesel fuel and gasoline.

The fair value gain position (recorded in the Consolidated Statements of Operations) of our derivatives at May 31, 2011 are as follows:

	May 31, 2011
	Notional Balance	Maturity Date	Prepaid Expenses
Designated as hedges under ASC 815
None
Not designated as hedges under ASC 815
Heating oil and gasoline crackspread swaps	5,250,000 barrels	Monthly June 2011 thru December 2012	$897,123

Total derivative instruments			$897,123

During the three months ended May 31, 2011 net gains of $1.3 million from the realized net gains and changes in the fair value of our forward contracts were recognized as a reduction of cost of goods sold in the Company’s Consolidated Statement of Operations. The Company has included the carrying amount of the contract in prepaid expenses and other assets in its Consolidated Balance Sheet.

3.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include various parts for the refinery operations.

Inventories consist of the following:

	May 31, 2011	August 31, 2010
	(in thousands)
Crude Oil	$39,019	$78,165
Petroleum Products	103,826	86,993

Total @ LIFO	142,845	165,158

Asphalt – URA	15,290	—
Merchandise	19,310	20,403
Supplies	22,718	21,277

Total @ FIFO	57,318	41,680

Total Inventory	$200,163	$206,838

As of May 31, 2011 and August 31, 2010, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $105,729,000 and $50,265,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

4.	Credit Facility

On May 18, 2011, the Company, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation, Country Fair, Inc. and Kwik-Fill Corporation (as Guarantor) entered into an amended and restated Revolving Credit Facility (“Amended and Restated Revolving Credit Facility”) with PNC Bank, National Association as Administrator (the “Agent”) increasing the maximum facility commitment from $130,000,000 to $175,000,000 and extending the term to May 18, 2016. Under the Amended and Restated Revolving Credit Facility, interest is calculated as follows: (a) for base rate borrowings, at the greater of the Agent’s prime rate, federal funds open rate plus 0.5% or the daily LIBOR rate plus 1.0% plus the applicable margin of 1.25% to 1.75% and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.75% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s unused availability under the facility. The Amended and Restated Revolving Credit Facility continues to be secured primarily by certain cash accounts, accounts receivable and inventory. Until expiration on May 18, 2016, we may borrow on a borrowing base formula as set forth in the facility. The participating banks in the Amended and Restated Revolving Credit Facility are PNC Bank, National Association, Bank of America, N.A., Manufacturers and Traders Trust Company, and Bank Leumi USA.

5.	Long Term Debt

On March 8, 2011, the Company sold $365,000,000 of 10.500% First Priority Senior Secured Notes due 2018 (the “Senior Secured Notes”) for $352,020,600, resulting in original issue discount of $12,979,400, which will be amortized over the life of the Senior Secured Notes using the interest method. The net proceeds of the offering of $344,249,000 were used to retire all of its outstanding 10 1/2% Senior Notes due 2012, pay accrued interest of $3,400,000 and a redemption premium related thereto. A loss of $1,245,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $915,000, a write-off of unamortized net debt premium of $1,153,000 and a write-off of deferred financing costs of $1,483,000. The Senior Secured Notes are guaranteed on an unsecured basis by all of our domestic subsidiaries existing at March 8, 2011. The Senior Secured Notes are secured on a first-priority basis by our assets comprising our refinery located in Warren, Pennsylvania and the capital stock of our pipeline subsidiary, subject to permitted liens. The Senior Secured Notes will rank equally with all of our existing and future senior indebtedness that is not subordinate in right of payment to the Senior Secured Notes.

On February 22, 2011 the Company announced the launch of a cash tender offer (the “Tender Offer”) for any and all of its outstanding 10 1/2 % Senior Notes due 2012 issued under an indenture dated as of August 6, 2004 (the “2012 Indenture”) and consent solicitation (the “Solicitation”) for certain proposed amendments to the 2012 Indenture (the “Proposed Amendments”). Each holder who validly tendered its Senior Notes due 2012 and delivered consents to the Proposed Amendments prior to 5:00 pm, New York City time, on March 7, 2011, (the “Consent Date”), received the total consideration of $1,005, which included $975 as the tender offer consideration and $30 as a consent payment. In addition, accrued but unpaid interest up to, but not including, the applicable payment date of the Senior Notes due 2012 was paid in cash on all validly tendered and accepted the Senior Notes due 2012. The Company paid a total of $188,607,726 on March 8, 2011 for $181,764,375 principal amount of the Senior Notes due 2012, $5,592,750 for consent payment (which is included in interest expense, net and financing costs), and $1,250,601 for accrued interest on those Senior Notes due 2012 tendered.

The Tender Offer expired at 12:00 midnight, New York City time, on March 21, 2011. Holders who validly tendered their Senior Notes due 2012 after the Consent Date received only the tender offer consideration and were not entitled to receive a consent payment pursuant to the Tender Offer. The Company paid the total consideration or tender offer consideration, as the case may be, plus accrued but unpaid interest, for the Senior Notes due 2012 accepted for purchase promptly following the date of such acceptance (such date, the “Final

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Payment Date”). On March 22, 2011, the Company paid a total of $678,225 for $670,800 principal amount of the Senior Notes due 2012 and $7,425 for accrued interest on those Senior Notes due 2012 tendered between the Consent Date (March 7, 2011) and the Final Payment Date (March 21, 2011).

On March 9, 2011, the Company issued a Notice of Redemption to all holders of its 10 1/2 % Senior Notes due 2012 redeeming these Senior Notes due 2012 at 100% par value plus accrued but unpaid interest on the redemption date of April 8, 2011. On April 8, 2011, $138,962,427 was paid in total, of which $136,847,000 was for principal amount of Senior Notes due 2012 and $2,115,427 was for accrued interest.

6.	Subsidiary Guarantors

All the Company’s wholly-owned subsidiaries fully and unconditionally guarantee on an unsecured basis, on a joint and several basis, the Company’s Senior Secured Notes. There are no restrictions within the consolidated group on the ability of the Company or any of its subsidiaries to obtain loans from or pay dividends to other members of the consolidated group. Financial information of the Company’s wholly-owned subsidiary guarantors is as follows:

Condensed Consolidating Balance Sheets

(in thousands)

	May 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Assets
Current:
Cash and cash equivalents	$11,992	$14,745	$—	$26,737	$973	$—	$27,710
Accounts receivable, net	60,248	47,174	—	107,422	15,762	—	123,184
Inventories	155,457	29,416	—	184,873	15,290	—	200,163
Prepaid expenses and other assets	52,198	5,805	—	58,003	—	(15,290)	42,713
Amounts due from affiliated companies	9,194	(1,489)	—	7,705	(5,739)	—	1,966
Intercompany	137,218	16,261	(153,479)	—	—	—	—

Total current assets	426,307	111,912	(153,479)	384,740	26,286	(15,290)	395,736
Property, plant and equipment, net	196,100	75,637	—	271,737	—	—	271,737
Deferred financing costs, net	9,842	—	—	9,842	194	—	10,036
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	—	11,849
Amortizable intangible assets, net	—	1,296	—	1,296	—	—	1,296
Deferred turnaround costs & other assets	15,089	477	—	15,566	—	—	15,566
Deferred income taxes	8,671	(8,257)	—	414	—	—	414
Investment in subsidiaries	5,825	—	(5,825)	—	—	—	—

	$661,834	$192,914	$(159,304)	$695,444	$26,480	$(15,290)	$706,634

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility – non-controlling interest	$—	$—	$—	$—	$10,900	$—	$10,900
Current installments of long-term debt	577	379	—	956	—	—	956
Accounts payable	32,414	22,601	—	55,015	—	—	55,015
Accrued liabilities	17,141	5,599	—	22,740	53	—	22,793
Income taxes payable	4,909	(2,028)	—	2,881	216	—	3,097
Sales, use and fuel taxes payable	14,412	4,577	—	18,989	—	—	18,989
Deferred revenue	15,290	—	—	15,290	—	(15,290)	—
Deferred income taxes	7,049	(1,052)	—	5,997	—	—	5,997
Intercompany	—	153,479	(153,479)	—	—	—	—

Total current liabilities	91,792	183,555	(153,479)	121,868	11,169	(15,290)	117,747
Revolving credit facility	102,000	—	—	102,000	—	—	102,000
Long term debt: less current installments	353,735	1,649	—	355,384	—	—	355,384
Deferred retirement benefits	86,407	1,885	—	88,292	—	—	88,292

Total liabilities	633,934	187,089	(153,479)	667,544	11,169	(15,290)	663,423

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

	May 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	—	—
Additional paid-in capital	22,500	10,651	(10,651)	22,500	15,000	(15,000)	22,500
Retained earnings	19,494	(3,685)	3,685	19,494	311	(311)	19,494
Accumulated other comprehensive loss	(14,094)	(1,159)	1,159	(14,094)	—	—	(14,094)

Controlling interest equity	27,900	5,825	(5,825)	27,900	15,311	(15,311)	27,900
Non-controlling interest	—	—	—	—	—	15,311	15,311

Total stockholder’s equity	27,900	5,825	(5,825)	27,900	15,311	—	43,211

	$661,834	$192,914	$(159,304)	$695,444	$26,480	$(15,290)	$706,634

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheets

(in thousands)

	August 31, 2010
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Assets
Current:
Cash and cash equivalents	$7,765	$9,405	$—	$17,170	$—	$—	$17,170
Accounts receivable, net	30,266	33,926	—	64,192	—	—	64,192
Refundable income taxes	37,921	(1,531)	—	36,390	—	—	36,390
Inventories	176,748	30,090	—	206,838	—	—	206,838
Prepaid expenses and other assets	22,461	5,480	—	27,941	—	—	27,941
Amounts due from affiliated companies	3,455	(483)	—	2,972	—	—	2,972
Intercompany	111,228	16,374	(127,602)	—	—	—	—

Total current assets	389,844	93,261	(127,602)	355,503	—	—	355,503
Property, plant and equipment, net	185,349	76,426	—	261,775	—	—	261,775
Deferred financing costs, net	2,114	—	—	2,114	—	—	2,114
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	—	11,849
Amortizable intangible assets, net	—	1,376	—	1,376	—	—	1,376
Deferred turnaround costs & other assets	3,233	661	—	3,894	—	—	3,894
Deferred income taxes	7,909	(7,317)	—	592	—	—	592
Investment in subsidiaries	9,263	—	(9,263)	—	—	—	—

	$597,712	$176,256	$(136,865)	$637,103	$—	$—	$637,103

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,390	$498	$—	$1,888	$—	$—	$1,888
Accounts payable	40,689	24,931	—	65,620	—	—	65,620
Accrued liabilities	9,457	6,112	—	15,569	—	—	15,569
Income taxes payable	196	356	—	552	—	—	552
Sales, use and fuel taxes payable	14,461	3,994	—	18,455	—	—	18,455
Deferred income taxes	7,049	(1,052)	—	5,997	—	—	5,997
Intercompany	—	127,602	(127,602)	—	—	—	—

Total current liabilities	73,242	162,441	(127,602)	108,081	—	—	108,081
Revolving credit facility	83,000	—	—	83,000	—	—	83,000
Long term debt: less current installments	326,239	1,926	—	328,165	—	—	328,165
Deferred retirement benefits	88,994	2,626	—	91,620	—	—	91,620

Total liabilities	571,475	166,993	(127,602)	610,866	—	—	610,866

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	—	—
Additional paid-in capital	22,500	10,651	(10,651)	22,500	—	—	22,500
Retained earnings	18,231	(140)	140	18,231	—	—	18,231
Accumulated other comprehensive loss	(14,494)	(1,266)	1,266	(14,494)	—	—	(14,494)

Controlling interest equity	26,237	9,263	(9,263)	26,237	—	—	26,237
Non-controlling interest	—	—	—	—	—	—	—

Total stockholder’s equity	26,237	9,263	(9,263)	26,237	—	—	26,237

	$597,712	$176,256	$(136,865)	$637,103	$—	$—	$637,103

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Statements of Operations

(in thousands)

	Three Months Ended May 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net sales	$605,334	$445,692	$(240,683)	$810,343	$23,620	$(25,848)	$808,115

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	575,266	405,284	(240,683)	739,867	22,949	(25,848)	736,968
Selling, general and administrative expenses	4,129	33,380	—	37,509	3	—	37,512
Depreciation and amortization expenses	3,704	1,552	—	5,256	—	—	5,256

	583,099	440,216	(240,683)	782,632	22,952	(25,848)	779,736

Operating income	22,235	5,476	—	27,711	668	—	28,379

Other income (expense):
Interest expense, net	(11,333)	(277)	—	(11,610)	(151)	—	(11,761)
Other, net	(936)	278	—	(658)	(147)	—	(805)
Loss on early extinguishment of debt	(1,245)	—	—	(1,245)	—	—	(1,245)
Equity in net income of subsidiaries	2,978	—	(2,978)	—	—	—	—

	(10,536)	1	(2,978)	(13,513)	(298)	—	(13,811)

Income before income tax expense	11,699	5,477	(2,978)	14,198	370	—	14,568
Income tax expense	2,608	2,499	—	5,107	152	—	5,259

Net income	9,091	2,978	(2,978)	9,091	218	—	9,309
Less net income attributable to non-controlling interest	—	—	—	—	—	218	218

Net income attributable to United Refining Company’s Stockholder	$9,091	$2,978	$(2,978)	$9,091	$218	$(218)	$9,091

	Three Months Ended May 31, 2010
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net sales	$520,558	$355,218	$(170,454)	$705,322	$—	$—	$705,322

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	524,448	320,647	(170,454)	674,641	—	—	674,641
Selling, general and administrative expenses	4,771	32,420	—	37,191	—	—	37,191
Depreciation and amortization expenses	3,973	1,494	—	5,467	—	—	5,467

	533,192	354,561	(170,454)	717,299	—	—	717,299

Operating (loss) income	(12,634)	657	—	(11,977)	—	—	(11,977)

Other income (expense):
Interest expense, net	(8,676)	(307)	—	(8,983)	—	—	(8,983)
Other, net	(842)	222	—	(620)	—	—	(620)
Equity in net loss of subsidiaries	(2,805)	—	2,805	—	—	—	—

	(12,323)	(85)	2,805	(9,603)	—	—	(9,603)

(Loss) income before income tax (benefit) expense	(24,957)	572	2,805	(21,580)	—	—	(21,580)
Income tax (benefit) expense	(8,105)	3,377	—	(4,728)	—	—	(4,728)

Net loss	(16,852)	(2,805)	2,805	(16,852)	—	—	(16,852)
Less net income attributable to non-controlling interest	—	—	—	—	—	—	—

Net loss attributable to United Refining Company’s Stockholder	$(16,852)	$(2,805)	$2,805	$(16,852)	$—	$—	$(16,852)

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Statements of Operations

(in thousands)

	Nine Months Ended May 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net sales	$1,569,734	$1,163,498	$(611,718)	$2,121,514	$23,875	$(25,848)	$2,119,541

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	1,506,148	1,066,115	(611,718)	1,960,545	22,949	(25,848)	1,957,646
Selling, general and administrative expenses	12,701	97,411	—	110,112	5	—	110,117
Depreciation and amortization expenses	11,519	4,724	—	16,243	—	—	16,243

	1,530,368	1,168,250	(611,718)	2,086,900	22,954	(25,848)	2,084,006

Operating income (loss)	39,366	(4,752)	—	34,614	921	—	35,535

Other income (expense):
Interest expense, net	(28,707)	(690)	—	(29,397)	(173)	—	(29,570)
Other, net	(2,656)	681	—	(1,975)	(221)	—	(2,196)
Loss on early extinguishment of debt	(1,245)	—	—	(1,245)	—	—	(1,245)
Equity in net loss of subsidiaries	(3,546)	—	3,546	—	—	—	—

	(36,154)	(9)	3,546	(32,617)	(394)	—	(33,011)

Income (loss) before income tax expense (benefit)	3,212	(4,761)	3,546	1,997	527	—	2,524
Income tax expense (benefit)	1,949	(1,215)	—	734	216	—	950

Net income (loss)	1,263	(3,546)	3,546	1,263	311	—	1,574
Less net income attributable to non-controlling interest	—	—	—	—	—	311	311

Net income (loss) attributable to United Refining Company’s Stockholder	$1,263	$(3,546)	$3,546	$1,263	$311	$(311)	$1,263

	Nine Months Ended May 31, 2010
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net sales	$1,390,833	$999,659	$(469,496)	$1,920,996	$—	$—	$1,920,996

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	1,430,586	901,513	(469,496)	1,862,603	—	—	1,862,603
Selling, general and administrative expenses	16,476	95,158	—	111,634	—	—	111,634
Depreciation and amortization expenses	11,918	4,517	—	16,435	—	—	16,435

	1,458,980	1,001,188	(469,496)	1,990,672	—	—	1,990,672

Operating loss	(68,147)	(1,529)	—	(69,676)	—	—	(69,676)

Other income (expense):
Interest expense, net	(25,200)	(962)	—	(26,162)	—	—	(26,162)
Other, net	(2,326)	894	—	(1,432)	—	—	(1,432)
Equity in net loss of subsidiaries	(4,105)	—	4,105	—	—	—	—

	(31,631)	(68)	4,105	(27,594)	—	—	(27,594)

Loss before income tax (benefit) expense	(99,778)	(1,597)	4,105	(97,270)	—	—	(97,270)
Income tax (benefit) expense	(38,271)	2,508	—	(35,763)	—	—	(35,763)

Net loss	(61,507)	(4,105)	4,105	(61,507)	—	—	(61,507)
Less net income attributable to non-controlling interest	—	—	—	—	—	—	—

Net loss attributable to United Refining Company’s Stockholder	$(61,507)	$(4,105)	$4,105	$(61,507)	$—	$—	$(61,507)

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(in thousands)

	Nine Months Ended May 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net cash provided by (used in) by operating activities	$1,950	$9,369	$—	$11,319	$(24,512)	$—	$(13,193)

Cash flows from investing activities:
Additions to property, plant and equipment	(19,544)	(3,634)	—	(23,178)	—	—	(23,178)
Additions to deferred turnaround costs	(14,702)	—	—	(14,702)	—	—	(14,702)
Proceeds from asset dispositions	56	1	—	57	—	—	57

Net cash used in investing activities	(34,190)	(3,633)	—	(37,823)	—	—	(37,823)

Cash flows from financing activities:
Net borrowings on revolving credit facilities	19,000	—	—	19,000	10,900	—	29,900
Proceeds from issuance of common stock of non-controlling interest	—	—	—	—	15,000	—	15,000
Proceeds from issuance of long term debt	352,021	—	—	352,021	—	—	352,021
Principal reductions of long-term debt	(324,413)	(396)	—	(324,809)	—	—	(324,809)
Deferred financing costs	(10,141)	—	—	(10,141)	(415)	—	(10,556)

Net cash provided by (used in) financing activities	36,467	(396)	—	36,071	25,485	—	61,556

Net increase in cash and cash equivalents	4,227	5,340	—	9,567	973	—	10,540
Cash and cash equivalents, beginning of year	7,765	9,405	—	17,170	—	—	17,170

Cash and cash equivalents, end of period	$11,992	$14,745	$—	$26,737	$973	$—	$27,710

	Nine Months Ended May 31, 2010
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net cash (used in) provided by operating activities	$(91,725)	$13,907	$—	$(77,818)	$—	$—	$(77,818)

Cash flows from investing activities:
Additions to property, plant and equipment	(15,116)	(4,443)	—	(19,559)	—	—	(19,559)
Additions to deferred turnaround costs	(1,009)	(51)	—	(1,060)	—	—	(1,060)
Proceeds from asset dispositions	25	—	—	25	—	—	25

Net cash used in investing activities	(16,100)	(4,494)	—	(20,594)	—	—	(20,594)

Cash flows from financing activities:
Net borrowings on revolving credit facility	93,000	—	—	93,000	—	—	93,000
Principal reductions of long-term debt	(513)	(777)	—	(1,290)	—	—	(1,290)
Deferred financing costs	(10)	—	—	(10)	—	—	(10)

Net cash provided by (used in) financing activities	92,477	(777)	—	91,700	—	—	91,700

Net (decrease) increase in cash and cash equivalents	(15,348)	8,636	—	(6,712)	—	—	(6,712)
Cash and cash equivalents, beginning of year	21,265	9,797	—	31,062	—	—	31,062

Cash and cash equivalents, end of period	$5,917	$18,433	$—	$24,350	$—	$—	$24,350

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

7.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net Sales
Retail	$444,800	$354,064	$1,160,800	$996,382
Wholesale	363,315	351,258	958,741	924,614

	$808,115	$705,322	$2,119,541	$1,920,996

Intersegment Sales
Wholesale	$239,791	$169,300	$609,020	$466,219

Operating Income (Loss)
Retail	$4,078	$988	$(6,274)	$(1,333)
Wholesale	24,301	(12,965)	41,809	(68,343)

	$28,379	$(11,977)	$35,535	$(69,676)

Depreciation and Amortization
Retail	$1,380	$1,314	$4,207	$3,976
Wholesale	3,876	4,153	12,036	12,459

	$5,256	$5,467	$16,243	$16,435

	May 31, 2011	August 31, 2010
Total Assets
Retail	$162,431	$146,932
Wholesale	544,203	490,171

	$706,634	$637,103

Capital Expenditures (including non-cash)
Retail	$3,197	$5,180
Wholesale	20,193	22,233

	$23,390	$27,413

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

8.	Employee Benefit Plans

For the periods ended May 31, 2011 and 2010, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits
	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
	(in thousands)
Service cost	$447	$918	$1,342	$2,724
Interest cost on benefit obligation	1,245	1,481	3,734	4,397
Expected return on plan assets	(1,135)	(1,016)	(3,405)	(3,016)
Amortization and deferral of net loss	508	850	1,523	2,594

Net periodic benefit cost	$1,065	$2,233	$3,194	$6,699

	Other Post-Retirement Benefits
	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
	(in thousands)
Service cost	$377	$892	$1,131	$2,624
Interest cost on benefit obligation	630	1,257	1,889	3,702
Amortization of transition obligation	—	—	—	149
Amortization and deferral of net loss	(282)	488	(846)	1,436

Net periodic benefit cost	$725	$2,637	$2,174	$7,911

As of May 31, 2011, $5,390,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2011.

9.	Fair Value Measurements

The carrying values of all financial instruments classified as a current asset or current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The fair value exceeded (was less than) the carrying value of the notes at May 31, 2011 and August 31, 2010 by $5,622,000 and ($29,846,000), respectively.

10.	Subsequent Events

The URA credit facility with Bank of America, N.A., acting as the Agent bank (“Agent Bank”) is secured by URA’s cash accounts, accounts receivable and inventory. The applicable margin under the facility is: (a) for base rate borrowings the Agent Bank’s prime rate plus an applicable margin of 2.75%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 3.75%. The Agent Bank’s prime rate at May 31, 2011 was 3.25%. The $30 million facility is due to expire September 30, 2011.

As of June 14, 2011 the URA credit facility was paid in full. As of June 21, 2011 the $15.0 million advance from URA’s parent URI was paid in full, all URA inventory was liquidated and all URA sales were completed. URA has terminated its credit facility as of the close of business on June 28, 2011.

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

Recent Developments

The Company continues to be impacted by the extreme volatility of daily pricing changes in the petroleum market in fiscal year 2011. Average crude prices for the fourth quarter of fiscal year 2011 have fallen as compared to the third quarter of fiscal year 2011. The average NYMEX price for crude oil for the fourth quarter of fiscal year 2011 was $97.53 per barrel as measured on July 1, 2011, a $3.39 decrease over the third quarter average of $100.92 per barrel.

The lagged 3-2-1 crackspread for the fourth fiscal quarter of 2011, as measured by the difference between the price of crude oil contracts traded on the NYMEX for the proceeding month to the prices for NYMEX gasoline and heating oil contracts in the current trading month, has decreased as compared to the third quarter of fiscal year 2011. The lagged 3-2-1 crackspread for the fourth quarter of fiscal 2011 as measured on July 1, 2011, was $26.33 as compared to $29.45 for the third fiscal quarter of 2011, a $3.12 or 11% reduction.

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

Retail Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
	(dollars in thousands)
Net Sales
Petroleum	$380,032	$288,066	$971,733	$809,509
Merchandise and other	64,768	65,998	189,067	186,873

Total Net Sales	444,800	354,064	1,160,800	996,382
Costs of goods sold	406,067	319,512	1,065,794	899,131
Selling, general and administrative expenses	33,275	32,250	97,073	94,608
Depreciation and amortization expenses	1,380	1,314	4,207	3,976

Segment Operating (Loss) Income	$4,078	$988	$(6,274)	$(1,333)

Retail Operating Data:
Petroleum sales (thousands of gallons)	99,042	98,424	292,543	289,850
Petroleum margin (a)	$22,257	$17,804	$47,032	$50,012
Petroleum margin ($/gallon) (b)	.2247	.1809	.1608	.1725
Merchandise and other margins	$16,476	$16,750	$47,974	$47,239
Merchandise margin (percent of sales)	25.4%	25.4%	25.4%	25.3%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended May 31, 2011 and 2010

Net Sales

Retail sales increased during the fiscal quarter ended May 31, 2011 by $90.7 million or 25.6% for the comparable period in fiscal 2010 from $354.1 million to $444.8 million. The increase was primarily due to $92.0 million in petroleum sales offset by a decrease of $1.3 million in merchandise sales. The petroleum sales increase resulted from a 31.1% increase in retail selling prices per gallon, and a .6 million gallon or .6% increase in retail petroleum volume. The merchandise sales decrease is primarily due to a decrease in beverage sales due to inclement weather and cigarette sales primarily in New York State as a result of higher taxes and selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended May 31, 2011 by $86.6 million or 27.1% for the comparable period in fiscal 2010 from $319.5 million to $406.1 million. The increase was primarily due to $85.4 million in petroleum purchase prices, fuel tax of $2.1 million, offset by a decrease in merchandise cost of $.9 million.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses increased during the fiscal quarter ended May 31, 2011 by $1.0 million or 3.2% for the comparable period in fiscal 2010 from $32.3 million to $33.3 million. The increase was primarily due to payroll costs of $.2 million, credit/customer service costs of $1.1 million and legal/professional fees of $.1 million, offset by a reduction in pension/post retirement costs of $.4 million. The decrease was primarily due to changes made in pension/post retirement benefits. Effective September 1, 2010, postretirement medical benefits for new hires and active salaried employees retiring after September 1, 2010 were eliminated. Additionally, effective January 1, 2011, deductibles and co-payments were added to the medical benefits plan for all plan participants. For salaried employees meeting certain age and service requirements, the Company will contribute a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective September 1, 2010, benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide an enhanced contribution under its defined contribution 401(k) plan for all eligible employees as well as a transition contribution for older employees.

Comparison of Nine Months Ended May 31, 2011 and 2010

Net Sales

Retail sales increased during the nine months ended May 31, 2011 by $164.4 million or 16.5% for the comparable period in fiscal 2010 from $996.4 million to $1,160.8 million. The increase was primarily due to $162.2 million in petroleum sales, and $2.2 million in merchandise sales. The petroleum sales increase resulted from an 18.9% increase in retail selling prices per gallon and a 2.7 million gallon or .9% increase in sales volume. The merchandise sales increase is primarily due to increased prepared food, beverages and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the nine months ended May 31, 2011 by $166.7 million or 18.5% for the comparable period in fiscal 2010 from $899.1 million to $1,065.8 million. The increase was primarily due to $160.0 million in petroleum purchase prices, merchandise costs of $1.6 million, fuel taxes of $4.1 million and freight costs of $1.0 million. This increase in petroleum purchase prices resulted in lower petroleum retail margins, which is typical in a rising market when retail pricing does not keep pace with the rising market.

Selling, General and Administrative Expenses

Retail SG&A expenses increased during the nine months ended May 31, 2011 by $2.5 million or 2.6% for the comparable period in fiscal 2010 from $94.6 million to $97.1 million. The increase was due to payroll costs of $1.1 million, credit/customer service costs of $1.9 million, insurance/utilities/taxes of $.4 million and maintenance costs of $.3 million offset by a reduction in pension/post retirement costs of $1.2 million. The decrease was primarily due to changes made in pension/post retirement benefits, as discussed above.

Wholesale Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
	(dollars in thousands)
Net Sales (a)	$363,315	$351,258	$958,741	$924,614
Costs of goods sold (exclusive of depreciation and amortization)	330,901	355,129	891,852	963,472
Selling, general and administrative expenses	4,237	4,941	13,044	17,026
Depreciation and amortization expenses	3,876	4,153	12,036	12,459

Segment Operating (Loss) Income	$24,301	$(12,965)	$41,809	$(68,343)

Key Wholesale Operating Statistics:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	1,774	2,400	5,724	6,909
Distillates	975	1,341	3,322	3,585
Asphalt	1,323	1,628	3,443	4,709
Butane, propane, residual products, internally produced fuel and other (“Other”)	411	597	1,718	1,678

Total Product Yield	4,483	5,966	14,207	16,881

% Heavy Crude Oil of Total Refinery Throughout (b)	60%	58%	49%	60%
Crude throughput (thousand barrels per day)	46.6	60.5	47.7	57.8

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,277	1,482	3,711	4,014
Distillates	727	1,115	2,619	2,807
Asphalt	1,215	1,416	3,284	4,647
Other	123	253	441	799

Total Product Sales Volume	3,342	4,266	10,055	12,267

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$164,048	$132,501	$402,431	$342,812
Distillates	99,469	103,939	302,020	247,570
Asphalt	91,412	102,224	228,847	294,099
Other	8,386	12,594	25,443	40,133

Total Product Sales	$363,315	$351,258	$958,741	$924,614

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended May 31, 2011 and 2010

During the three months ended May 31, 2011 the refinery incurred a 21 day scheduled maintenance turnaround. Refinery crude throughput decreased by 13.9 thousand barrels per day (bpd) or 23.2% for the comparable period in fiscal 2010 from 60.0 bpd to 46.6 bpd. Refinery product yields decreased 1.5 thousand barrels or 24.9% from 6.0 to 4.5 thousand barrels during the same comparable period.

Net Sales

Wholesale sales increased during the three months ended May 31, 2011 by $12.1 million or 3.4% for the comparable period in fiscal 2010 from $351.2 million to $363.3 million. The increase was due to a 32.08% increase in wholesale prices offset by a 21.7% decrease in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold decreased during the three months ended May 31, 2011 by $24.2 million or 6.8% for the comparable period in fiscal 2010 from $355.1 million to $330.9 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses decreased during the three months ended May 31, 2011 by $.7 million or 14.2% for the comparable period in fiscal 2010 from $4.9 million or 1.4% of net wholesale sales to $4.2 million or 1.2% of net wholesale sales. The decrease was primarily due to changes made in pension/post retirement benefits, as discussed above.

Comparison of Nine Months Ended May 31, 2011 and 2010

During the first and second fiscal quarters of 2011, wholesale sales were negatively affected by the Enbridge Pipeline disruption and the 30-day scheduled refinery maintenance turnaround in October 2010. These two events resulted in the Company running an average crude throughput of 40,500 bbl per day for the first fiscal quarter 2011 versus 56,500 bbl per day for the comparable period in fiscal 2010. The average crude throughput for the second quarter of fiscal year 2011 was 55,900 bbl per day as compared to 56,500 bbl per day for the second quarter of fiscal year 2010. The Enbridge Pipeline disruption also resulted in the Company running 22% of heavy crude oil for the first fiscal quarter of 2011 versus 61% for the comparable period in fiscal 2010. Heavy crude oil usage for the second quarter of fiscal year 2011 was 60%, the same percentage as the comparable period in fiscal year 2010. The Company experienced no material effects in the third quarter of fiscal year 2011 as a result of the Enbridge Pipeline disruption.

Net Sales

Wholesale sales increased during the nine months ended May 31, 2011 by $34.1 million or 3.7% for the comparable period in fiscal 2010 from $924.6 million to $958.7 million. The increase was due to a 26.5% increase in wholesale prices offset by a 18.0% decrease in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold decreased during the nine months ended May 31, 2011 by $71.6 million or 7.4% for the comparable period in fiscal 2010 from $963.5 million to $891.9 million. The decrease in wholesale costs of goods sold was primarily due to a decrease in the costs of product purchased and refinery expenses.

Selling, General and Administrative Expenses

Wholesale SG&A expenses decreased during the nine months ended May 31, 2011 by $4.0 million or 23.4% for the comparable period in fiscal 2010 from $17.0 million or 1.8% of net wholesale sales to $13.0 million or 1.4% of net wholesale sales. The decrease was primarily due to changes made in pension/post retirement benefits, as discussed above.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended May 31, 2011 increased $2.8 million or 30.9% for the comparable period in fiscal 2010 from $9.0 million to $11.8 million. The increase was primarily due to the Company concurrently accruing interest expense on the new issue of First Priority Senior Secured Notes due 2018 from the issue date of March 5, 2011 until the final redemption of the Senior Notes due 2012 on April 7, 2011.

Net interest expense (interest expense less interest income) for the nine months ended May 31, 2011 increased $3.4 million or 13.0% for the comparable period in fiscal 2010 from $26.2 million to $29.6 million. The increase was primarily due to the Company concurrently accruing interest expense on the new issue of First Priority Senior Secured Notes due 2018 from the issue date of March 5, 2011 until the final redemption of the Senior Notes due 2012 on April 7, 2011.

Income Tax Expense / (Benefit)

The Company’s effective tax rate for the three months ended May 31, 2011 and 2010 was approximately 36% and 22% respectively and for the nine month periods was approximately 38% and 37% respectively.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

May 31, 2011
Cash and cash equivalents	$27,710
Working capital	$277,989
Current ratio	3.4
Debt	$469,240

Primary sources of liquidity have been cash and cash equivalents, and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets.

Nine Months Ended May 31, 2011
(in millions)
Significant uses of cash
Investing activities:
Additions to deferred turnaround costs	$(14.7)
Property, plant and equipment
Other general capital items (tank repairs, refinery piping, etc)	(10.1)
Retail maintenance (blacktop, roof, HVAC, rehab)	(2.0)
Environmental	(1.9)
Computers and equipment upgrade	(1.4)
Retail petroleum upgrade	(.6)
State and federal mandates:
Renewable fuels	(4.0)
Reduction of benzene and gasoline	(3.1)

Total property, plant and equipment	$(23.1)

Net cash used in investing activities	$(37.8)

Financing activities:
Net proceeds from issuance of long term debt	$352.0
Net borrowings on revolving credit facility	29.9
Proceeds from issuance of common stock of non-controlling interest	15.0
Principal reductions of long term debt	(324.8)
Deferred financing costs	(10.5)

Net cash provided by financing activities	$61.6

Working capital items:
Refundable income taxes	$36.4
Accrued liabilities decrease	7.2
Decrease in inventory	6.7
Income taxes payable decrease	2.6
Amounts due from affiliated companies, net	1.0
Sales, use and fuel taxes payable increase	.5
Accounts receivable increase	(59.0)
Prepaid expense increase	(14.8)
Accounts payable decrease	(10.6)

Cash provided by working capital items	$(30.0)

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

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Amended and Restated Revolving Credit Facility is $175,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on May 18, 2016. Under the Amended and Restated Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate the Federal Funds Open Rate plus 1.5%; or the Daily LIBOR rate plus 3%; plus an applicable margin of 0% to .5%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.75% to 3.25%. The Agent Bank’s prime rate at May 31, 2011 was 3.25%.

The Amended and Restated Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $4.4 million as of May 31, 2011 and there were outstanding borrowings under the Amended and Restated Revolving Credit Facility in the amount of $102.0 million resulting in net availability of $68.6 million. As of July 7, 2011 there was $96.0 million outstanding on the $175 million Amended and Restated Revolving Credit Facility and standby letters of credit in the amount of $4.4 million, resulting in a net availability of $74.6 million and the Company had full access to it. The Company’s working capital ratio was 3.4 as of May 31, 2011.

On January 14, 2011, we entered into an Asphalt Purchase and Sale Agreement and Asphalt Product Throughput and Terminal Services Agreement (together, the “Asphalt Agreements”) with United Refining Asphalt, Inc. (“URA”), a special purpose entity formed by United Refining, Inc. (our “Parent”) in connection with the Asphalt Agreements, under the terms of which, we may sell asphalt to URA during the winter months at such times and in such amounts as may be mutually agreed by the parties, and are required to provide storage and related services until such asphalt is resold and delivered to third parties during the summer months. URA received financing for up to $30 million in purchases under the agreements, and was capitalized with $15 million in cash by our Parent.

We have determined that URA meets the definition of a variable interest entity and, in connection with the Asphalt Agreements, the Company is the primary beneficiary. Therefore we are required to treat URA similar to a consolidated subsidiary for financial reporting purposes. As a result, we have consolidated the financial results of URA, including its entire balance sheet with the shareholder’s equity of URA displayed as a component of equity (noncontrolling interest) and its entire income statement (after intercompany eliminations). The net income (loss) of URA will not increase (or decrease) our net income, but rather will be included in our equity section as an increase (or decrease) to noncontrolling interest.

The URA credit facility with Bank of America, N.A., acting as the Agent bank (“Agent Bank”) is secured by URA’s cash accounts, accounts receivable and inventory. The applicable margin under this facility is; (a) for base rate borrowings the Agent Bank’s prime rate plus an applicable margin of 2.75%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 3.75%. The Agent Bank’s prime rate at May 31, 2011 was 3.25%. The $30 million facility is due to expire September 30, 2011.

As of June 14, 2011 the URA credit facility was paid in full. As of June 21, 2011 the $15.0 million advance from URA’s parent URI was paid in full, all URA inventory was liquidated and all URA sales were complete. URA has terminated its credit facility, as of the close of business on June 28, 2011.

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

The Company uses its Amended and Restated Revolving Credit Facility to finance a portion of its operations. As of July 7, 2011, there was $96.0 million outstanding under the Amended and Restated Revolving Credit Facility. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

From time to time, the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, specifically crude oil option contracts and crack spread option contracts are used to hedge the volatility of these items. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its Statement of Operations.

During the quarter ended May 31, 2011, the Company had 5,250,000 barrels of heating oil and gasoline crackspread swaps outstanding as part of its risk management strategy. The crackspread swaps expire sequentially beginning June 2011 through December 2012. These derivative instruments are being used by the Company to lock in margins on future sales of diesel fuel and gasoline. See Footnote 2, in the Company’s Consolidated Financial Statements.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2010 and in the Form 10-Q for the quarter ended February 28, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 4.1*	Supplemental Indenture, dated as of March 8, 2011, between the Company, the Subsidiary Guarantors and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee.

Exhibit 4.2**	Indenture, dated as of March 8, 2011, between the Company, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee.

Exhibit 10.1*	Security Agreement, dated as of March 8, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent.

Exhibit 10.2*

Intercreditor Agreement dated as of March 8, 2011, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, PNC, Bank National Association, as Agent, the Company, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation, Country Fair, Inc., and Kwik-Fill Corporation.

Exhibit 10.3*

Open-End Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of March 8, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent.

Exhibit 10.4***

Amended and Restated Credit Agreement, dated May 18, 2011, by and among United Refining Company, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation, Country Fair, Inc., the lenders party thereto, PNC Capital Markets LLC and Merrill Lynch, Pierce, Fenner & Smith Inc., as Co-Lead Arrangers and Joint Bookrunners, PNC Bank, National Association, as Administrative Agent and Bank of America, N.A., as Documentation Agent.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Current Report on Form 8-K (dated March 8, 2011), filed on March 11, 2011
**	Incorporated by reference to the Company’s Current Report on Form 8-K/A (dated March 8, 2011), filed on March 22, 2011
***	Incorporated by reference to the Company’s Registration Statement of Form S-4, as amended on May 19, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 8, 2011

UNITED REFINING COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 8, 2011

KIANTONE PIPELINE CORPORATION (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 8, 2011

UNITED REFINING COMPANY OF PENNSYLVANIA (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 8, 2011

KIANTONE PIPELINE COMPANY (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 8, 2011

UNITED JET CENTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 8, 2011

KWIK-FILL CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 8, 2011

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 8, 2011

BELL OIL CORP. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 8, 2011

PPC, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 8, 2011

SUPER TEST PETROLEUM, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 8, 2011

KWIK-FIL, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 8, 2011

VULCAN ASPHALT REFINING CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 8, 2011

COUNTRY FAIR, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy Vice President Finance