Form 10-K
period 2011-08-31
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL CORP; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2011-11-29
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 29, 2011, 100 shares of the Registrant’s common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant’s are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

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

The retail segment sells petroleum products under the Kwik Fill®, Citgo®, Keystone® and Country Fair® brand names at a network of Company-operated retail units and convenience and grocery items through convenience stores under the Red Apple Food Mart® and Country Fair® brand names. As of August 31, 2011, (sometimes referred to as “fiscal 2011”), we operated 366 units, of which 185 units are owned, 119 units are leased, and the remaining stores are operated under a management agreement. Approximately 20% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. For fiscal 2011 approximately 68% and 25% of our gasoline and distillate production, respectively, was sold through our retail network.

For fiscal 2011, we had total net sales of $3.2 billion, of which approximately 56% were derived from gasoline sales, approximately 36% were from sales of other petroleum products and 8% were from sales of merchandise and other revenue.

We believe that the location of our 70,000 bpd refinery in Warren, Pennsylvania provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100 mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, and including fiscal 2011, we have experienced approximately 2.3 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. We own and operate the Kiantone Pipeline, a 78-mile long crude oil pipeline which connects the refinery to Canadian, U.S. and world crude oil sources through the Enbridge Pipelines Inc. and affiliates (collectively, “Enbridge”) pipeline system. Utilizing the storage capability of the West Seneca terminal, we are able to blend various grades of crude oil from different suppliers, allowing us to efficiently schedule production while managing feedstock mix and product yields in order to optimize profitability.

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

As of August 31, 2011, 168 of our retail units were located in New York, 185 in Pennsylvania and 13 in Ohio. In fiscal year 2011, approximately 68% of the refinery’s gasoline production was sold through our retail network. In addition to gasoline, all units sell convenience merchandise, 106 are Quick Serve Restaurants (“QSRs”) including franchise operations and eight of the units are full-service truck stops. Customers may pay for purchases with credit cards including our own Kwik Fill® credit card. In addition to this credit card, we maintain a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins.

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal year 2012. The lagged 3-2-1 crackspread as measured by the difference between the price of crude oil contracts traded on the NYMEX for the proceeding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, have been positively affected through October. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread in September, the first month of fiscal 2012 averaged $31.04 as compared to an average of $24.31, for August, 2011, an increase of $6.73 or 28%. The lagged crackspread in October weakened slightly as compared to an average of $30.89, for September, a decrease of $.015 or .5%. As it continued to weaken, the lagged crackspread for the month of November, calculated on November 28, 2011 was $25.50.

Through November 28th, the indicated lagged crackspread for the first quarter of fiscal 2012 was $29.14, a $2.20 or 8% increase over the average for the fourth quarter of fiscal 2011. The indicated lagged crackspread for our second quarter ending February 29, 2012, calculated as of November 28 was $14.81 a 42% decrease from the projection for the first quarter of fiscal 2012. The impact of any decrease in crackspreads for the second quarter of 2012 will be mitigated by the Company’s crackspread derivative program. However, there can be no assurance that the indicated average crackspreads for the second quarter of fiscal 2012 will result in the actual crackspreads for that quarter.

As of November 17, 2011, the mark to market valuation over the remaining term of the crackspread swap contracts changed $52,606,541 from an unrealized loss position of $51,414,000 as of August 31, 2011 to an unrealized gain position of $1,192,541. See also Note 1 to the “Company’s Consolidated Financial Statements”.

The Company has reached an early settlement agreement with its refinery employees represented by the International Union of Operating Engineers, Local 95. The contract is effective February 1, 2012 and expires February 1, 2017. The agreement generally provides for improvement in wages, as well as changes to active and retiree healthcare, pension benefits and the defined contribution plan for the bargaining unit. These changes to the healthcare and pension plans are the same as the healthcare and pension plans provided to salaried employees effective September, 2010.

Industry Overview

We are a regional refiner and marketer located primarily in Petroleum Administration for Defense Districts I (“PADD I”). As of January 1, 2011, there were 14 operable refineries operating in PADD I with a combined crude processing capacity of 1.6 million bpd, representing approximately 9% of U.S. refining capacity. Petroleum product consumption during calendar year 2010 in PADD I averaged 5.61 million bpd, representing approximately 29% of U.S. demand based on industry statistics reported by the Energy Information Administration (“EIA”). According to the EIA, prime supplier sales volume of gasoline in the region decreased by approximately 2.8% during the twelve month period ended August 31, 2011 compared to the twelve month period ended August 31, 2010. Refined petroleum production in PADD I is insufficient to satisfy demand for such products in the region, making PADD I a net importer of such products. Domestic refinery capacity utilization increased marginally from 82% crude capacity utilization in 2009 to 83% in 2010 due to continuing nationwide and global uncertainty.

Refining Operations

The Company’s refinery is located on a 107-acre site in Warren, Pennsylvania. The refinery has a nominal capacity of 70,000 bpd of crude oil processing and averaged saleable production of approximately 52,400 bpd during fiscal 2011. Crude run rates were affected by the rupture to Enbridge Line 6B, as well as two major turnarounds all of which are discussed in this section.

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

The Company’s property insurance covering the refinery operation contains a provision for contingent business interruption, which limits of coverage are separate from the general limits applying to direct damage to the refinery. The Company has placed the insurers on notice of the Enbridge loss and is conducting discussions to settle their claim.

Crude oil processing was reduced during October and November 2010 when the Company completed a scheduled 31 day maintenance and enhancement turnaround of the fluid catalytic cracking (FCC) unit and related operations. The major activities in addition to normal turnaround maintenance was upgrading of the regenerator, flue gas line and electrostatic precipitator at the FCC unit.

The entire refinery was shutdown during March and April 2011 when the Company completed a scheduled 24 day maintenance turnaround of the crude unit. The major activity in addition to normal crude unit shutdown maintenance was the shutdown of the sulfur recovery unit (SRU) for catalyst replacement. The SRU has been on-stream for six and one-half years. The 2011 turnaround included the scheduled shutdown of the refinery’s sulfur recovery unit, and this requires a complete plant shutdown.

Ethanol blending into gasoline began in August, 2010 and by September 2010, the new ethanol storage and injection system was commissioned to blend ten percent ethanol into all gasoline production.

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

Products

We produce three primary petroleum products: gasoline, middle distillates, and asphalt. We presently produce two grades of unleaded gasoline, 87-octane regular and 93-octane premium. We also blend our 87 and 93 octane gasoline to produce a mid-grade 89-octane. In fiscal year 2011, approximately 68% of our gasoline production was sold through our retail network and the remaining 32% of such production was sold to wholesale customers.

Middle distillates include kerosene, ultra low sulfur diesel fuel, and No. 2 heating oil. For fiscal 2011, approximately 75% of our distillate production was sold to wholesale customers and the remaining 25% through our retail network.

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

The intermediate products are then processed in downstream units and blended to produce finished products. A naphtha hydrotreater treats naphtha and FCC light catalytic naptha with hydrogen across a fixed bed catalyst to remove sulfur before further treatment. The treated naphtha is then distilled into light and heavy naphtha at a prefractionator. Light naphtha is then sent to an isomerization unit and heavy naphtha is sent to a reformer, in each case for octane enhancement. The isomerization unit converts the light naphtha catalytically into a gasoline component with 83 octane. The reformer unit converts the heavy naphtha into another gasoline component with up to 94 octane depending upon the desired octane requirement for the grade of gasoline to be produced. The reformer also produces as a co-product hydrogen needed to operate hydrotreating units in the refinery.

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

Supply of Crude Oil

Substantially all of our crude supply is sourced from Canada and the northern plain states through the Enbridge pipeline. We are however, not dependent on this source alone. While not utilized during the closure of the Enbridge 6B pipeline because of the anticipated length of the disruption, we could within 90 days shift up to 70% of our crude oil requirements to some combination of domestic and offshore crude. With additional time, 100% of our crude requirements could be obtained from non-Canadian sources. This change in crude supply could result in a different crude slate and alter product yields and product mix and could affect refinery profitability. Sixty eight percent of our term contracts with our crude suppliers are on a month-to-month evergreen basis, with 60-to-90 day cancellation provisions; 32% of our term crude contracts are on an annual basis (with month to month pricing provisions). As of August 31, 2011, we had supply contracts with 13 major suppliers for an aggregate of 56,600 bpd of crude oil. We have contracts with four suppliers amounting to approximately 60% of daily crude oil supply (none more than 12,000 barrels per day). None of the remaining suppliers accounted for more than 10% of our crude oil supply.

We access crude through the Kiantone Pipeline, which connects with the Enbridge pipeline system in West Seneca, New York, which is near Buffalo. The Enbridge pipeline system provides access to most North American and foreign crude oils through three primary routes: (i) Canadian crude oils are transported eastward from Alberta and other points in Canada, (ii) foreign crude oils unloaded at the Louisiana Offshore Oil Port are transported north via the Capline and Chicap pipelines which connect to the Enbridge pipeline system at Mokena, Illinois, and (iii) foreign crude unloaded at Portland, Maine shipped to Montreal then shipped on Enbridge’s line 9 to Sarnia, Ontario. Enbridge has announced the Phase I (partial) reversal of Line 9. This reversal includes the segment from Westover to Sarnia. It does not interfere with crude deliveries from Montreal to Westover and deliveries into West Seneca.

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

The pipeline operation is monitored by operators using a recently upgraded SCADA system at the refinery. Shipments of crude arriving at the West Seneca terminal are separated and stored in one of the terminal’s three storage tanks, which have an aggregate storage capacity of 485,000 barrels. The refinery tank farm has two additional crude storage tanks with a total capacity of 200,000 barrels. An additional 35,000 barrels of crude can be stored at the refinery.

Refinery Turnarounds

Turnaround cycles vary for different refinery units. A planned turnaround of each of the two major refinery units (the crude unit and the FCC) is conducted approximately every three to five years, during which time such units are shutdown for internal inspection and repair. The recent turnarounds occurred in October and November 2010 at our FCC unit and its related processing equipment, and in March and April 2011 at our crude unit and its related processing equipment. A major turnaround, which generally takes three to four weeks to complete in the case of the two major refinery units, consists of a series of moderate to extensive maintenance exercises. Turnarounds are typically planned and accomplished in a manner that allows for reduced production during maintenance instead of a complete plant shutdown. The 2011 turnaround included the scheduled shutdown of the refinery’s sulfur recovery unit, and this requires a complete plant shutdown. We defer the cost of turnarounds when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 3 to 10 years (for tank turnarounds). Thus, we charge costs to production over the period most clearly benefited by the turnarounds.

The next scheduled turnarounds are planned to begin October 2013 at the FCC unit and March 2015 at the crude unit.

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

We maintain an approximate 60% / 40% split between sales at our rural and urban units. We believe this to be advantageous, balancing the higher gross margins and lower volumes often achievable due to decreased competition in rural areas with higher volumes and lower gross margins in urban areas. We believe that our network of rural convenience store units provide an important alternative to traditional grocery store formats. In fiscal year 2011, approximately 68% and 25% of our gasoline and distillate production, respectively, was sold through this retail network.

We deliver asphalt from the refinery to end user contractors by truck or railcar in addition to re-supplying our asphalt terminal in Pittsburgh, Pennsylvania.

Retail Operations

As of August 31, 2011, we operated a retail-marketing network (including those stores operated under a management agreement) that includes 366 retail units, of which 168 are located in western New York, 185 in northwestern Pennsylvania and 13 in eastern Ohio. We own 185 of these units. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names and grocery items under the Red Apple Food Mart® and Country Fair® brand names. We believe that Red Apple Food Mart®, Kwik Fill®, Country Fair®, Keystone® and Citgo® are well-recognized names in our marketing areas. Approximately 20% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. We believe that the Company operation of our retail units provides us with a significant advantage over competitors that operate wholly or partly through dealer arrangements because we have greater control over pricing and operating expenses.

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

Total merchandise sales for fiscal year 2011 were $263.7 million, with a gross profit of approximately $66.7 million. Gross margins on the sale of convenience merchandise averaged 25.3% for fiscal 2011 and have been relatively constant at 25.4% for the last three years. Merchandise sales have shown continued positive growth.

Merchandise Supply

Tripifoods, Buffalo, New York is our primary wholesale grocery supplier for our entire chain. During fiscal year 2011, we purchased approximately 78.5% of our convenience merchandise from this vendor. Tripifoods supplies us with products including tobacco, candy, deli, grocery, health and beauty products, and sundry items. We also purchase coffee, dairy products, beer, soda, snacks, and novelty goods from direct store vendors for resale. We annually review our suppliers’ costs and services versus those of alternate suppliers. We believe that alternative sources of merchandise supply at competitive prices are readily available.

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

Wholesale Marketing and Distribution

In fiscal 2011, we sold on a wholesale basis approximately 35,800 bpd of gasoline, distillate and asphalt products to distributor, commercial, and government accounts. In addition, we sell approximately 1,000 bpd of propane to liquefied petroleum gas marketers. In fiscal year 2011, our production of gasoline, distillate, and asphalt sold at wholesale was 32%, 75%, and 100%, respectively. We sell approximately 98% of our wholesale gasoline and distillate products from our refinery in Warren, Pennsylvania, and our Company-owned and operated product terminals. The remaining 2% are sold through third-party exchange terminals.

Our wholesale gasoline customer base includes 47 branded dealer/distributor units operating under our proprietary “Keystone®” and “Kwik Fill®” brand names. Long-term dealer/distributor contracts accounted for approximately 18% of our wholesale gasoline sales in fiscal 2011. Supply contracts generally range from three to five years in length, with branded prices based on our prevailing wholesale rack price in Warren.

We believe that the location of our refinery provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100-mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, including fiscal 2011, we have experienced an approximately 2.3 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo.

Our ability to market asphalt is critical to the performance of our refinery. Crude oil scheduling and a consistent marketing effort enables the refinery to process lower cost higher sulfur content crude oils, which in turn affords us higher refining margins. Sales of paving asphalt generally occur during the period May 1 through October 31 based on weather conditions. In order to maximize our in season asphalt sales, we have made substantial investments to increase our asphalt storage capacity through the installation of additional tankage, as well as through the purchase or lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is our ability to sell asphalt year-round to roofing shingle manufacturers. In fiscal year 2011, we sold 5.5 million barrels of asphalt.

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

We use a network of six terminals to store and distribute refined products. This network provides distillate, and asphalt storage capacities, of approximately 1,217,000 barrels, as of August 31, 2011.

During fiscal 2011, approximately 89% of our refined products were transported from the refinery via truck transports, with the remaining 11% transported by rail. The majority of our wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive rates. We also operate a fleet of ten tank trucks that supply approximately 22% of our Kwik Fill® retail stations.

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

Under the Renewable Fuel Standard (RFS) program small refineries were exempt from compliance through December 31, 2010. Section 211 (o)(9)(A)(ii) of the Clean Air Act authorized a study to determine whether compliance with the standards would impose a disproportionate economic hardship on small refineries. On April 22, 2011 the Company was identified as one of thirteen small refineries that received a two year extension to the RFS exemption until January 1, 2013.

Because of the uncertainty surrounding a potential extension of the compliance deadline, the Company proceeded with RFS program development in anticipation of a January 1, 2011 implementation date. The aggregate cost for the projects (ethanol and biodiesel) associated with the renewable fuels legislation was $19 million. Additional expenditures will be needed in the future for railcar and truck loading/unloading modifications to comply with the annual increases in renewable fuel obligations.

We continue to blend 2% biodiesel into all our diesel fuel sold in the state of Pennsylvania to comply with the PA Biofuels Development and In–State Production Incentive Act 78 of 2008. This Act requires all on-road diesel fuel sold in Pennsylvania to contain a minimum of 2% biodiesel starting May 1, 2010.

The United States Environmental Protection Agency (“USEPA”) finalized another rule on February 26, 2007 under the Clean Air Act (“CAA”) known as the Mobile Source Air Toxics Rule No. 2 (“MSAT II”) intended to reduce emissions of benzene by, among other things, regulating gasoline quality. The rule requires us to reduce the amount of benzene in gasoline from a 2010 yearly average level of about 2.5% down to 0.62% starting January 2011. The cost of the project to reduce the benzene content was $5 million and was completed in December of 2010. Our average year to date benzene level is currently at 0.49% benzene.

On July 20, 2010 the State of New York mandated that all heating oil sold in the state contain no more than 15 parts per million (ppm) sulfur beginning July 1, 2012. Pennsylvania is also discussing lowering the sulfur content which currently has a maximum of 5,000 ppm. The Company will be able to comply with this mandate and compliance activities are estimated at $4 million and are presently slated for completion by the third quarter of fiscal 2012.

The USEPA is preparing to propose a new Tier 3 gasoline regulation which would call for a further reduction in the average sulfur content below the existing Tier 2 sulfur standard. They are considering a reduction in the refinery annual average maximum sulfur content from 30 ppm to 10 ppm. The Company is monitoring this proposal.

We are also monitoring closely all climate change and Greenhouse Gas (“GHG”) legislation, better known as Cap and Trade as well as fuels mandates requiring the increased use of renewable resources in motor fuel. We believe, however, that implementation of reasonable, incremental changes over time will not have a material adverse effect on the Company’s consolidated financial position or operations. The ultimate cost of GHG reduction mandates and their effect on our business are, however, unknown until implementing regulations are available. Similarly, the costs of compliance with renewable fuels mandates in the future remains unknown until a final regulatory structure has been adopted.

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

It is our view that the high construction costs and the stringent regulatory requirements inherent in petroleum refinery operations make it uneconomical for new competing refineries to be constructed in our primary market area. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and we believe that no significant production from such refinery is currently shipped into our primary market area. In addition, a number of refineries in PADD I were forced to shut down during the recent economic downturn. We believe this capacity rationalization should improve overall utilization by remaining refineries in PADD I, including us, and result in improved margins as demand improves.

Our primary market area is western New York and northwestern Pennsylvania and our core market area encompasses our Warren County base and the eight contiguous counties in New York and Pennsylvania. Our retail gasoline and merchandise sales are split approximately 60% / 40% between rural and urban markets. Margins on gasoline sales are traditionally higher in rural markets, while gasoline sales volume is greater in urban markets. Our urban markets include Buffalo, Rochester and Syracuse, New York and Erie, Pennsylvania. By virtue of our long standing history in the market, significant retail outlet density and recognizable brand names, we believe we have been able to achieve a significant share of this market.

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

Employees

As of August 31, 2011, we had approximately 4,414 employees; 1,932 full-time and 2,482 part-time employees. Approximately 3,887 persons were employed at our retail units, 363 persons at our refinery, Kiantone Pipeline and at terminals operated by us, with the remainder at our office in Warren, Pennsylvania. We have entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A and General Teamsters Local Union No. 397 covering 233, 6, and 22 employees, respectively. The agreements expire on February 1, 2012, January 31, 2012 and July 31, 2014, respectively. We believe that our relationship with our employees is good.

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

Financing

On February 22, 2011 the Company announced the launch of a cash tender offer (the “Tender Offer”) for any and all of its outstanding Senior Notes due 2012 issued under an indenture dated as of August 6, 2004 (the “2012 Indenture”) and consent solicitation (the “Solicitation”) for certain proposed amendments to the 2012 Indenture (the “Proposed Amendments”). Each holder who validly tendered its Senior Notes due 2012 and delivered consents to the Proposed Amendments prior to 5:00 pm, New York City time, on March 7, 2011, (the “Consent Date”), received the total consideration of $1,005, which included $975 as the tender offer consideration and $30 as a consent payment. In addition, accrued but unpaid interest up to, but not including, the applicable payment date of the Senior Notes due 2012 was paid in cash on all validly tendered and accepted the Senior Notes due 2012. The Company paid a total of $188,607,726 on March 8, 2011 for $181,764,375 principal amount of the Senior Notes due 2012, $5,592,750 for consent payment (which is included in interest expense, net and financing costs), and $1,250,601 for accrued interest on those Senior Notes due 2012 tendered.

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

On March 8, 2011, the Company sold $365,000,000 of 10.500% First Priority Senior Secured Notes due 2018 (the “Senior Secured Notes due 2018”) for $352,020,600, resulting in original issue discount of $12,979,400, which will be amortized over the life of the Senior Secured Notes due 2018 using the interest method. The net proceeds of the offering of $344,249,000 were used to fund the cash tender offer for all of its outstanding 10 1/2% Senior Notes due 2012 (the “Senior Notes due 2012”), pay accrued interest of $3,400,000 and a redemption premium related thereto. A loss of $1,245,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $915,000, a write-off of unamortized net debt premium of $1,153,000 and a write-off of deferred financing costs of $1,483,000. The Senior Secured Notes due 2018 are guaranteed on an unsecured basis by all of our domestic subsidiaries existing at March 8, 2011. The Senior Secured Notes due 2018 are secured on a first-priority basis by our assets comprising our refinery located in Warren, Pennsylvania and the capital stock of our pipeline subsidiary, subject to permitted liens. The Senior Secured Notes will rank equally with all of our existing and future senior indebtedness that is not subordinate in right of payment to the Senior Secured Notes due 2018.

On March 9, 2011, the Company issued a Notice of Redemption to all holders of its 10 1/2% Senior Notes due 2012 redeeming these Senior Notes due 2012 at 100% par value plus accrued but unpaid interest on the redemption date of April 8, 2011. On April 8, 2011, $138,962,427 was paid in total, of which $136,847,000 was for principal amount of Senior Notes due 2012 and $2,115,427 was for accrued interest.

In May 2011, we entered into an amended and restated Revolving Credit Facility (“Amended and Restated Revolving Credit Facility”) with PNC Bank, National Association, as Administrator (“the Agent”) increasing the maximum facility commitment from $130,000,000 to $175,000,000 and extending the term to May 18, 2016. This amendment provides the Company greater flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles. The improved liquidity resulting from the expansion of the facility will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The amendment to the Revolving Credit Facility affected certain terms and provisions thereof including an increase in the interest rate. Under the new amendment to the Revolving Credit Facility effective May 31, 2011, the applicable margin will continue to be calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate plus an applicable margin of 0.5% to 0%; the Federal Funds Open Rate plus 0.5%; or the Daily LIBOR rate plus 1%; plus the applicable margin of 1.25% to 1.75% and (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.75% to 3.25%. The applicable margin varies with our facility leverage ratio calculation. The Agent Bank’s prime rate at August 31, 2011 was 4.75%.

The Amended and Restated Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had outstanding letters of credit of $4,433,000 as of August 31, 2011. As of August 31, 2011, we had $24,000,000 of outstanding borrowings under the Revolving Credit Facility resulting in net availability of $146,567,000.

ITEM 1A.	RISK FACTORS.

Risks Relating to the Business

Substantial Leverage and Ability to Service and Refinance Debt

Our ability to pay interest and principal on the Senior Secured Notes due 2018 and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, most of which are beyond our control. We anticipate that our operating cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet our operating expenses and capital expenditures, to sustain operations and to service our interest requirements as they become due.

The Company’s 10.5% Senior Secured Notes mature in 2018, at which time the Company will either have to pay the principal amount in full or refinance the Notes.

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

At August 31, 2011, the Company had 4,575,000 barrels of heating oil and gasoline crackspread swaps outstanding as part of its risk management strategy. This represents approximately 26.7% of the Company’s scheduled motor gasoline production through March 2012 and approximately 43.0% of scheduled distillate production through December 2012. The remainder of the crackspread swap contracts expire sequentially beginning September 2011 through December 2012. These derivative instruments are being used by the Company to lock in margins on future sales by the Company of heating oil and gasoline. See also Item 7A “Quantitative and Qualitative Disclosures about Market Risk”.

At August 31, 2011, we were exposed to the risk of market price fluctuations with respect to a substantial portion of our crude oil and refined product inventories.

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

Nature of Demand for Asphalt

In fiscal 2011, asphalt sales represented 13% of our total revenues. Over the same period, approximately 87% of our asphalt was produced for use in paving or repaving roads and highways. The level of paving activity is, in turn, dependent upon funding available from federal, state and local governments. Funding for paving has been affected in the past, and may be affected in the future, by budget difficulties at the federal, state or local levels. A decrease in demand for asphalt could cause us to sell asphalt at significantly lower prices or to curtail production of asphalt by processing more costly lower sulfur content crude oil which would adversely affect refining margins. In addition, paving activity in our marketing area generally ceases in the winter months. Therefore, much of our asphalt production during the winter must be stored until warmer weather arrives, resulting in delayed revenue recognition and inventory buildups each year.

Controlling Stockholder

John A. Catsimatidis indirectly owns all of our outstanding voting stock. By virtue of such stock ownership, Mr. Catsimatidis has the power to control all matters submitted to our stockholder and to elect all of our directors.

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

Our Pension Plans are Currently Underfunded

Substantially all of our employees are covered by three noncontributory defined benefit pension plans. As of August 31, 2011, as measured under ASC 715 (which is not the same as the measure used for purposes of calculating required contributions and potential liability to the Pension Benefit Guaranty Corporation, or PBGC), the aggregate accumulated benefit obligation under our pension plans was approximately $94.9 million and the value of the assets of the plans was approximately $66.2 million. In fiscal 2011, we contributed $4.1 million to the three plans, and we have made additional contributions to our pension plans of $2.2 million in fiscal year 2012. If the performance of the assets in our pension plans does not meet our expectations or if other actuarial assumptions are modified, our contributions for future years could be higher than we expect.

In June 2010, the Company announced changes to the healthcare and pension plans provided to salaried employees. Effective September 1, 2010, postretirement medical benefits for new hires and active salaried employees retiring after September 1, 2010 were eliminated. Additionally, effective January 1, 2011, deductibles and co-payments were added to the medical benefits plan for all active and retired employees. For salaried employees meeting certain age and service requirements, the Company will contribute a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective August 31, 2010, benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide an enhanced contribution under its defined contribution 401(k) plan as well as a transition contribution for older employees.

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

Risks Relating to Senior Secured Notes due 2018

The Senior Secured Notes due 2018 are secured by certain assets of the Company and a foreclosure on such liens could adversely affect our business.

The Senior Secured Notes due 2018 are secured by a pledge of the stock of our subsidiary Kiantone Pipeline Corporation and, subject to certain exceptions, by a mortgage lien on and a security interest in the assets comprising the refinery. In case of a continuing event of default by the Company, the collateral agent may exercise all rights of a mortgagee and/or secured party under applicable law, including, without limitation, transferring to itself or a nominee title to such collateral, which could adversely affect our business.

We may issue additional notes and enter into hedging activities that would be secured by the same collateral securing the Senior Secured Notes due 2018.

Subject to the covenants and conditions contained in the indenture, we are permitted to issue additional notes and enter into hedging obligations secured by a lien that ranks equally with the Senior Secured Notes due 2018. In addition, the estimated net book value of the collateral is substantially less than the outstanding aggregate principal amount of the Senior Secured Notes due 2018 and the mortgage on the refinery is limited to a stated maximum principal amount of $450 million. To the extent that the Senior Secured Notes due 2018, any obligations in respect of hedging arrangements and any other obligations secured by the mortgagee exceed $450 million, the principal amount of such obligations in excess of such capped amount is not secured by the mortgage. Moreover, by its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. Any additional obligations, and the limited net book value and potential illiquidity of the collateral, may limit the recovery from the realization of the value of such collateral available to satisfy the holders of the Senior Secured Notes due 2018.

Our ability to repurchase the Senior Secured Notes due 2018 upon a change of control may be limited.

Upon the occurrence of specified change of control events, we are required to offer to repurchase all outstanding Senior Secured Notes due 2018 at 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase. The lenders under the Amended and Restated Revolving Credit Facility have the right to accelerate the indebtedness thereunder upon a change of control. Any of our future debt agreements may contain similar provisions. However, we may not have sufficient funds at the time of the change of control to make the required repurchase of Senior Secured Notes due 2018 or repayment of our other indebtedness. The terms of the Amended and Restated Revolving Credit Facility also limit our ability to purchase the Senior Secured Notes due 2018 until all debt under the Amended and Restated Revolving Credit Facility is paid in full. Any of our future debt agreements may contain similar restrictions. If we fail to repurchase any Senior Secured Notes due 2018 submitted in a change of control offer, it would constitute an event of default under the indenture governing the Senior Secured Notes due 2018 which could, in turn, constitute an event of default under our other indebtedness, even if the change of control itself would not cause a default.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

We own a 107-acre site in Warren, Pennsylvania upon which we operate our refinery. The site also contains an office building housing our principal executive office.

We own various real property in the states of Pennsylvania, New York, Ohio, and Alabama, upon which, as of August 31, 2011, we operated 185 retail units and two crude oil and six refined product storage terminals. We also own the 78-mile long Kiantone Pipeline, a pipeline which connects our crude oil storage terminal to the refinery’s tank farm. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. We also have easements, right-of-way agreements, leases, permits, and similar agreements that would enable us to build a second pipeline on property contiguous to the Kiantone Pipeline.

As of August 31, 2011, we also lease an aggregate of 181 sites in Pennsylvania, New York, and Ohio upon which we operate retail units.

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

The following table sets forth certain historical financial and operating data (the “Selected Information”) as of the end of and for each of the years in the five-year period ended August 31, 2011. The selected income statement, balance sheet, financial and ratio data as of and for each of the five-years ended August 31, 2011 has been derived from our audited consolidated financial statements. The operating information for all periods presented has been derived from our accounting and financial records. The Selected Information set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and Notes thereto in Item 8 and other financial information included elsewhere herein.

	Year Ended August 31,
	2011	2010	2009	2008	2007
	(in thousands)
Income Statement Data:
Net sales	$3,166,876	$2,654,401	$2,387,171	$3,208,012	$2,405,063
Refining operating expenses (1)	91,266	111,078	123,171	152,521	130,164
Selling, general and administrative expenses	149,456	150,825	144,943	145,770	136,474
Operating income (loss)	33,332	(78,091)	91,468	(52,595)	168,394
Interest expense	40,567	35,177	(36,006)	(36,934)	(28,178)
Interest income	17	6	134	4,966	4,384
Other, net	(2,564)	(1,518)	(1,471)	(3,706)	(825)
Equity in net earnings of affiliate	—	—	41	2,879	1,611
(Loss)/gain on early extinguishment of debt	(1,245)	—	10,096	—	—
(Loss) income before income tax expense (benefit)	(11,027)	(114,780)	64,262	(85,390)	145,386
Income tax (benefit) expense	(3,619)	(38,646)	26,235	(35,485)	59,680
Net (loss) income	(7,408)	(76,134)	38,027	(49,905)	85,706
Less net income attributable to non-controlling interest	711	—	—	—	—
Net (loss) income attributable to United Refining Company’s stockholder	(8,119)	(76,134)	38,027	(49,905)	85,706

Balance Sheet Data (at end of period):
Total assets	670,611	637,103	670,854	601,793	731,566
Total debt	381,087	413,053	331,576	367,291	358,952
Total stockholder’s equity	20,753	26,237	70,814	58,058	142,910

(1)	Refinery operating expenses include refinery fuel produced and consumed in refinery operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward looking statements that may be made to reflect events or circumstances that occur, or which we become aware of, after the date of this Annual Report on Form 10-K.

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

Goodwill and Other Non-Amortizable Assets

In accordance with ACS 350, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. We assess the impairment of goodwill and other indefinite-lived intangible assets annually.

The Company performed separate impairment tests on June 1, 2011 for its tradename and other intangible assets using discounted and undiscounted cash flow methods, respectively. The fair value of the tradename and other intangible assets exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing the tradename and intangible assets for impairment.

There were no material changes in the gross carrying amounts of goodwill, tradename, or other intangible assets for fiscal 2011.

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

The percentage of total asset allocation range is as follows:

Asset Class	Minimum	Maximum
Equity	55%	75%
Fixed Income	20%	30%
Alternative Investments	0%	12%
Cash or Cash Equivalents	0%	10%

The discount rate utilized in valuing the benefit obligations of the plans was derived from the rate of return on high quality bonds as of August 31, 2011. Similarly, the rate of compensation utilizes historic increases granted by the Company and the industry as well as future compensation policies. See Note 10 to “Consolidated Financial Statements, Item 8”.

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

General

The Company is engaged in the refining and marketing of petroleum products. In fiscal 2011, approximately 68% and 25% of the Company’s gasoline and distillate production, respectively, was sold through the Company’s network of service stations and truck stops. The balances of the Company’s refined products were sold to wholesale customers. In addition to transportation and heating fuels, primarily gasoline and distillate, the Company is a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company’s profitability is influenced by fluctuations in the market prices of crude oils and refined products. Although the Company’s product sales mix helps to reduce the impact of large short-term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. Specifically, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt, retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise averaged 25.3% for fiscal 2011 and have been between 25.2% and 27.1% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices.

The Company includes in costs of goods sold operating expenses incurred in the refining process. Therefore, operating expenses reflect only selling, general and administrative expenses, including all expenses of the retail network, and depreciation and amortization.

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal year 2012. The lagged 3-2-1 crackspread as measured by the difference between the price of crude oil contracts traded on the NYMEX for the proceeding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, have been positively affected through October. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread in September, the first month of fiscal 2012 averaged $31.04 as compared to an average of $24.31, for August, 2011, an increase of $6.73 or 28%. The lagged crackspread in October weakened slightly as compared to an average of $30.89, for September, a decrease of $.015 or .5%. As it continued to weaken, the lagged crackspread for the month of November, calculated on November 28, 2011 was $25.50.

Through November 28th, the indicated lagged crackspread for the first quarter of fiscal 2012 was $29.14, a $2.20 or 8% increase over the average for the fourth quarter of fiscal 2011. The indicated lagged crackspread for our second quarter ending February 29, 2012, calculated as of November 28 was $14.81 a 42% decrease from the projection for the first quarter of fiscal 2012. The impact of any decrease in crackspreads for the second quarter of 2012 will be mitigated by the Company’s crackspread derivative program. However, there can be no assurance that the indicated average crackspreads for the second quarter of fiscal 2012 will result in the actual crackspreads for that quarter.

As of November 17, 2011, the mark to market valuation over the remaining term of the crackspread swap contracts changed $52,606,541 from an unrealized loss position of $51,414,000 as of August 31, 2011 to an unrealized gain position of $1,192,541. See also Note 1 to the “Company’s Consolidated Financial Statements”.

The Company has reached an early settlement agreement with its refinery employees represented by the International Union of Operating Engineers, Local 95. The contract is effective February 1, 2010 and expires February 1, 2017. The agreement generally provides for improvement in wages, as well as changes to active and retiree healthcare, pension benefits and the defined contribution plan for the bargaining unit. These changes to the healthcare and pension plans are the same as the healthcare and pension plans provided to salaried employees effective September, 2010.

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

Retail Operations:

	Fiscal Year Ended August 31,
	2011	2010	2009
	(in thousands)
Net Sales
Petroleum	$1,360,106	$1,100,399	$974,419
Merchandise and other	263,662	258,647	239,127

Total Net Sales	$1,623,768	$1,359,046	$1,213,546
Costs of Goods Sold	$1,485,264	$1,221,079	$1,053,081
Selling, general and administrative expenses	132,475	128,017	121,581
Depreciation an amortization expenses	5,340	5,480	5,273

Segment Operating Income/(Loss)	$689	$4,470	$33,611

Retail Operating Data:
Petroleum Sales (thousands of gallons)	396,273	393,831	390,843
Petroleum margin (a)	$71,843	$72,692	$98,807
Petroleum margin ($/gallon) (b)	.1813	.1846	.2528
Merchandise and other margins	$66,661	$65,275	$61,658
Merchandise margin (percent of sales)	25.3%	25.2%	25.8%

(a)	Includes the effect of intersegment purchases from our wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross profit by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Net Sales

2011 vs. 2010

Retail sales increased during fiscal 2011 by $264.7 million or 19.5% for the comparable period in fiscal 2010 from $1,359.1 million to $1,623.8 million. The increase was primarily due to $259.7 million in petroleum sales and $5.0 million in merchandise sales. The petroleum sales increase resulted from a 22.8% increase in retail selling prices per gallon, and a 2.4 million gallon or .6% increase in retail petroleum volume. The merchandise sales increase is primarily due to increased prepared food and beverages due to promotional campaigns and increased selling prices.

2010 vs. 2009

Retail sales increased during fiscal 2010 by $145.5 million or 12.0% for the comparable period in fiscal 2009 from $1,213.6 million to $1,359.1 million. The increase was primarily due to $126.0 million in petroleum sales and $19.5 million in merchandise sales. The petroleum sales increase resulted from a 12.1% increase in retail selling prices per gallon, and a 3.0 million gallon or .8% increase in retail petroleum volume. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

2011 vs. 2010

Retail costs of goods sold increased during fiscal 2011 by $264.2 million or 21.6% for the comparable period in fiscal 2010 from $1,221.0 million to $1,485.2 million. The increase was primarily due to $248.2 million in petroleum purchase prices, merchandise cost of $3.7 million, inventory costs of $4.9, fuel tax of $5.7 million, and freight cost of $1.7 million.

2010 vs. 2009

Retail costs of goods sold increased during fiscal 2010 by $167.9 million or 15.9% for the comparable period in fiscal 2009 from $1,053.1 million to $1,221.0 million. The increase was primarily due to $143.4 million in petroleum purchase prices, merchandise cost of $15.9 million, inventory costs of $4.8, fuel tax of $3.1 million, and freight cost of $.7 million

Selling, General and Administrative Expenses

2011 vs. 2010

Retail Selling, General and Administrative (“SG&A”) expenses increased during fiscal 2011 by $4.5 million or 3.5% for the comparable period in fiscal 2010 from $128.0 million to $132.5 million. The increase was primarily due to credit/customer service costs of $2.6 million, maintenance costs of $1.4 million, payroll costs of $1.3 million, environmental costs of $.6 million and insurance/utilities/taxes of $.5 million offset by a decrease in pension/post retirement costs of $1.9 million. The decrease was primarily due to changes made in pension/post retirement benefits. Effective September 1, 2010, postretirement medical benefits for new hires and active salaried employees retiring after September 1, 2010 were eliminated. Additionally, effective January 1, 2011, deductibles and co-payments were added to the medical benefits plan for all plan participants. For salaried employees meeting certain age and service requirements, the Company will contribute a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective September 1, 2010, benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide an enhanced contribution under its defined contribution 401(k) plan for all eligible employees as well as a transition contribution for older employees.

2010 vs. 2009

Retail SG&A expenses increased during fiscal 2010 by $6.4 million or 5.3% for the comparable period in fiscal 2009 from $121.6 million to $128.0 million. The increase was primarily due to payroll costs of $3.7 million, credit/customer service costs of $.8 million, pension/post retirement costs of $1.1 million, maintenance costs of $.3 million, advertising costs of $.3 million and insurance/utilities/taxes of $.2 million.

Wholesale Operations:

	Fiscal Year Ended August 31,
	2011	2010	2009
	(in thousands)
Net Sales (a)	$1,543,108	$1,295,355	$1,173,625
Costs of Goods Sold (exclusive of depreciation and amortization and losses on derivative contracts)	1,417,994	1,338,794	1,074,829
Losses on derivative contracts	58,733	—	—
Selling, general and administrative expenses	16,981	22,808	23,362
Depreciation and amortization expenses	16,757	16,314	17,577

Segment Operating Income (Loss)	$32,643	$(82,561)	$57,857

Key Wholesale Operating Statistics:

	Fiscal Year Ended August 31,
	2011	2010	2009
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	8,241	9,139	9,363
Distillates	4,765	4,959	5,387
Asphalt	5,243	6,203	6,791
Butane, propane, residual products, internally produced fuel and other	2,361	2,328	2,381

Total Product Yield	20,610	22,629	23,922

% Heavy Crude Oil of Total Refinery Throughput (b)	51%	58%	61%
Crude throughput (thousand barrels per day)	52.4	58.3	61.9

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	5,425	5,325	5,556
Distillates	3,804	3,831	4,289
Asphalt	5,508	6,684	6,724
Other	758	1,137	807

Total Product Sales Volume	15,495	16,977	17,376

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$613,499	$453,641	$389,226
Distillates	458,099	338,480	331,284
Asphalt	425,046	447,122	425,538
Other	46,464	56,112	27,577

Total Product Sales	$1,543,108	$1,295,355	$1,173,625

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Net Sales

2011 vs. 2010

Wholesale sales increased during fiscal 2011 by $247.8 million or 19.1% for the comparable period in fiscal 2010 from $1,295.3 million to $1,543.1 million. The increase was due to a 30.5% increase in wholesale prices offset by a 8.7% decrease in wholesale volume.

2010 vs. 2009

Wholesale sales increased during fiscal 2010 by $121.7 million or 10.4% for the comparable period in fiscal 2009 from $1,173.6 million to $1,295.3 million. The increase was due to a 10.4% increase in wholesale prices offset by a 2.3% decrease in wholesale volume.

Costs of Goods Sold

2011 vs. 2010

Wholesale costs of goods sold increased during fiscal 2011 by $79.2million or 5.9% for the comparable period in fiscal 2010 from $1,338.8 million to $1,418.0 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in cost of raw materials.

2010 vs. 2009

Wholesale costs of goods sold increased during fiscal 2010 by $264.0 million or 24.6% for the comparable period in fiscal 2009 from $1,074.8 million to $1,338.8 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in cost of raw materials.

Loss on Derivative Contracts

During fiscal year 2011, the Company recognized a $58.7 million charge to costs and expenses which was attributed to losses resulting from fair value changes of the Company’s derivative instruments. Of the $58.7 million charge, $7.3 million was realized and $51.4 million unrealized (non-cash). See also Item 7A “Quantitative and Qualitative Disclosures about Market Risk”.

As of November 17, 2011, the mark to market valuation over the remaining term of the crackspread swap contracts changed $52,606,541 from an unrealized loss position of $51,414,000 as of August 31, 2011 to an unrealized gain position of $1,192,541. See also Note 1 to the “Company’s Consolidated Financial Statements”.

Selling, General and Administrative Expenses

2011 vs. 2010

Wholesale SG&A expenses decreased during fiscal 2011 by $5.8 million or 25.5% for the comparable period in fiscal 2010 from $22.8 million or 1.8% of net wholesale to $17.0 million or 1.1% of net wholesale sales. The decrease as primarily due to changes made in pension and post retirement benefits as discussed above.

2010 vs. 2009

Wholesale SG&A expenses decreased during fiscal 2010 by $.5 million or 2.4% for the comparable period in fiscal 2009 from $23.3 million or 2.0% of net wholesale to $22.8 million or 1.8% of net wholesale sales.

Interest Expense, Net

2011 vs. 2010

Net interest expense (interest expense less interest income) increased during fiscal 2011 by $5.4 million for the comparable period for fiscal 2010 from $35.2 million to $40.6 million. The increase was due to increasing the credit facility. In conjunction with the Company’s debt refinancing of the Senior Notes due 2012, the Company paid consent payments for early redemption of these notes in the amount of $5.6 million. These consent payments are included in interest expense, net for fiscal 2011.

2010 vs. 2009

Net interest expense (interest expense less interest income) decreased during fiscal 2010 by $.7 million for the comparable period for fiscal 2009 from $35.9 million to $35.2 million. The decrease was due to lower interest expense as a result of the buy back of notes in fiscal 2009.

Income Tax Expense / (Benefit)

Our fiscal 2011 and 2010 effective tax rates of approximately 33% and 34%, respectively, were a decrease from the relatively consistent tax rate of approximately 41% for fiscal 2009 and 2008, due to prior period audit adjustments and the accounting recognition of anticipated expiration of state net operating loss carry forwards.

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

The Company has temporarily postponed its efforts to construct a Coker Facility for use in the refinery. To date the Company has spent approximately $29,719,000, relating to, among other things, the design of the facility as well as materials to be used in construction. These costs are currently capitalized in construction-in-progress within Property Plant and Equipment, net. The Company presently believes that the Coker Facility will be constructed and consequently the costs incurred to date will be realizable. The Company continues to monitor the financial markets for an opportunity which will allow the Company to seek favorable financing to fund the remainder of the project.

The following table summarizes selected measures of liquidity and capital sources:

	August 31, 2011	August 31, 2010
	(in thousands)
Cash and cash equivalents	$16,660	$17,170
Working capital	$186,585	$164,422
Current ratio	2.1	1.9
Debt	$381,087	$413,053

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations. We continuously evaluate our capital budget; however, management does not foresee any significant increase in maintenance and non-discretionary capital expenditures during fiscal 2012 that would impact future liquidity or capital resources. Maintenance and non-discretionary capital expenditures have averaged approximately $6 million annually over the last three years for the refining and marketing operations and management currently projects this capital expenditure to be approximately $8 - $10 million for fiscal 2012.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During fiscal 2011, significant uses of cash are summarized in the following table:

Fiscal Year Ended
August 31, 2011
(in millions)
Significant uses of cash
Investing activities:
Proceeds from asset disposition	.7
Additions to refinery turnaround costs	(18.9)
Property, plant and equipment
Other general capital items (tank repairs, refinery piping, etc)	(13.3)
Environmental	(2.9)
Retail maintenance (blacktop, roof, HVAC, rehab)	(2.3)
Retail petroleum upgrade	(1.2)
Computers and equipment upgrade	(.8)
State and federal mandates:
Renewable fuels—cost estimates	(4.2)
Reduction of benzene and gasoline	(3.2)

Total property, plant and equipment	(27.9)

Net cash (used in) investing activities	(46.1)

Financing activities:
Proceeds from issuance of common stock of non-controlling interest	15.0
Deconsolidation of non-controlling interest	(15.0)
Deferred financing cost	(11.3)
Proceeds from issuance of long-term debt	352.0
Principal reductions of long-term debt	(325.1)
Net reductions borrowings on revolving credit facility	(59.0)
Distribution from parent under the tax sharing agreement	2.3

Net cash (used in) financing activities	(41.1)

Working capital items:
Accounts receivable increase	(47.2)
Prepaid expense increase	(12.5)
Sales use and fuel taxes payable decrease	(1.8)
Accrued liabilities decrease	(.2)
Amounts due to affiliated companies, net increase	(.1)
Derivative liability increase	55.7
Refundable income taxes decrease	36.4
Increase in inventory	34.9
Accounts payable increase	14.3
Income taxes payable increase	2.1

Cash provided by working capital items	81.6

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Accounts receivables increased during fiscal 2011 by $47.2 million or 73.5% for the comparable period in fiscal 2010 from $64.2 million to $111.4 million due primarily to increases in wholesale and retail sales during the fourth quarter of fiscal 2011.

Current liabilities increased during fiscal 2011 by $63.2 million or 58.5% from the comparable period in fiscal 2010 from $108.1 million to $171.3 million. This increase was primarily due to a $21.5 million increase in crude payable attributable to increased crude costs and a $55.7 million increase for recording current liabilities for the fair value of the crackspread derivative contracts. These increases were offset by approximately $14 million decrease of other current liabilities including $.9 million reduction in current installments of long term debt, $1.8 million of sales use and fuel taxes payable and $6.0 million of deferred income taxes payable.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Amended and Restated Revolving Credit Facility is $175,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on May 18, 2016. Under the Amended and Restated Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate the Federal Funds Open Rate plus 1.5%; or the Daily LIBOR rate plus 3%; plus an applicable margin of 0% to .5%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.75% to 3.25%. The Agent Bank’s prime rate at August 31, 2011 was 4.75%.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility.

We had outstanding letters of credit of $4,433,000 as of August 31, 2011. As of August 31, 2011, we had $24,000,000 of outstanding borrowings under the Revolving Credit Facility resulting in net availability of $146,567,000.

The Company’s 10.5% First Senior Secured Notes mature in 2018, at which time the Company will either have to pay the principal amount in full or refinance the Notes.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of August 31, 2011 and is based on information appearing in the Notes to the Consolidated Financial Statements in Item 8:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Long-term debt	$369,139	978	1,520	1,003	365,638
Operating leases	75,432	11,694	19,692	14,595	29,451
Interest on 10.5% Senior Notes due 8/15/2018 (a) (b)	268,275	38,325	76,650	76,650	76,650

Total contractual cash obligations (c)	$712,846	50,997	97,862	92,248	471,739

(a)	On March 8, 2011, the Company sold $365,000,000 of the Senior Secured Notes due 2018 for $352,020,600, resulting in original issue discount of $12,979,400, which will be amortized over the life of the Senior Secured Notes due 2018 using the interest method and is not reflected in this table. The net proceeds of the offering of $344,249,000 were used to fund the tender offer for all of its outstanding Senior Notes due 2012, pay accrued interest of $3,400,000 there on and a redemption premium related thereto. See Note 9 to “Consolidated Financial Statements, Item 8”.

(b)	The above does not reflect our long term Amended and Restated Revolving Credit Facility, which had a balance of $24,000,000 as of August 31, 2011. The Company has paid down the facility to $0 during the first quarter of the 2012 fiscal year. Also does not include interest on the Revolving Credit Facility. The applicable margin varies with our facility leverage ratio calculation. Under the amended and restated Revolving Credit Facility, for base rate borrowings, interest is calculated at the greater of the Agent’s prime rate, federal funds open rate plus 0.5% or the daily LIBOR rate plus 1.0% plus the applicable margin of 1.25% to 1.75%. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 2.75% to 3.25%. The applicable margin varies with our facility’s average unused availability calculation See Notes 8 and 9 to “Consolidated Financial Statements, Item 8”.
(c)	Pension obligations are not included since payments are not known.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. We do not anticipate that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not anticipate that the adoption of this accounting standard update will have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We use our Amended and Restated Revolving Credit Facility to finance a portion of our operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose us to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds rate or the LIBOR rate.

We have exposure to price fluctuations of crude oil and refined products. We do not manage the price risk related to all of our inventories of crude oil and refined products with a permanent formal hedging program, but we do manage our risk exposure by managing inventory levels and by selectively applying hedging activities. At August 31, 2011, the Company had no future positions hedging crude or product inventories.

From time to time the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, historically crude oil option contracts (puts) and crack spread option contracts have been used to hedge the volatility of these items. The Company does not enter such contracts for speculative purposes. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its statement of operations. The Company includes the carrying amounts of the contracts in prepaid expenses and other assets or accounts payable in its Consolidated Balance Sheet.

At August 31, 2011, the Company had 4,575,000 barrels of heating oil and gasoline crackspread swaps outstanding as part of its risk management strategy. This represents approximately 26.7% of the Company’s scheduled motor gasoline production through March 2012 and approximately 43.0% of scheduled distillate production through December 2012. The remainder of the crackspread swap contracts expire sequentially beginning September 2011 through December 2012. These derivative instruments are being used by the Company to lock in margins on future sales by the Company of heating oil and gasoline.

During the year ended August 31, 2011, the Company recognized $58,733,000 of losses in its Consolidated Statement of Operations. Of this amount $7,319,000 was realized losses (cash losses) for contracts which expired for the period ending August 31, 2011 and $51,414,000 was unrealized losses (non-cash losses) over the remaining term of the contracts as of August 31, 2011.

As of November 17, 2011, the mark to market valuation over the remaining term of the crackspread swap contracts changed $52,606,541 from an unrealized loss position of $51,414,000 as of August 31, 2011 to an unrealized gain position of $1,192,541. See also Note 1 to the “Company’s Consolidated Financial Statements”.

At August 31, 2011, we were exposed to the risk of market price declines with respect to a substantial portion of our crude oil and refined product inventories.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Refining Company

Warren, Pennsylvania

We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive (loss) income , stockholder’s equity and cash flows for each of the three years in the period ended August 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, New York

November 29, 2011

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	August 31,
	2011	2010
Assets
Current:
Cash and cash equivalents	$16,660	$17,170
Accounts receivable, net	111,426	64,192
Refundable income taxes	—	36,390
Inventories	171,880	206,838
Prepaid expenses and other assets	40,387	27,941
Deferred income taxes	14,458	—
Amounts due from affiliated companies, net	3,104	2,972

Total current assets	357,915	355,503
Property, plant and equipment, net	270,974	261,775
Deferred financing costs, net	10,148	2,114
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,270	1,376
Deferred turnaround costs and other assets, net	18,455	3,894
Deferred income taxes	—	592

	$670,611	$637,103

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$978	$1,888
Accounts payable	79,946	65,620
Derivative liability	55,720	—
Accrued liabilities	15,358	15,569
Income taxes payable	2,627	552
Sales, use and fuel taxes payable	16,637	18,455
Deferred income taxes	—	5,997

Total current liabilities	171,266	108,081
Revolving credit facility	24,000	83,000
Long term debt: less current installments	356,109	328,165
Deferred income taxes	11,353	—
Deferred retirement benefits	87,130	91,620

Total liabilities	649,858	610,866

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share—shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	24,789	22,500
Retained earnings	10,112	18,231
Accumulated other comprehensive loss	(14,148)	(14,494)

Total stockholder’s equity	20,753	26,237

	$670,611	$637,103

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	Year Ended August 31,
	2011	2010	2009
Net sales	$3,166,876	$2,654,401	$2,387,171

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses on derivative contracts	2,903,258	2,559,873	2,127,910
Losses on derivative contracts	58,733	—	—
Selling, general and administrative expenses	149,456	150,825	144,943
Depreciation and amortization expenses	22,097	21,794	22,850

	3,133,544	2,732,492	2,295,703

Operating income (loss)	33,332	(78,091)	91,468

Other income (expense):
Interest expense, net	(40,550)	(35,171)	(35,872)
Other, net	(2,564)	(1,518)	(1,471)
Equity in net earnings of affiliate	—	—	41
(Loss) gain on extinguishment of debt	(1,245)	—	10,096

	(44,359)	(36,689)	(27,206)

(Loss) income before income tax (benefit) expense	(11,027)	(114,780)	64,262

Income tax (benefit) expense:
Current	5,131	(38,280)	17,455
Deferred	(8,750)	(366)	8,780

	(3,619)	(38,646)	26,235

Net (loss) income	(7,408)	(76,134)	38,027
Less net income attributable to non-controlling interest	711	—	—

Net (loss) income attributable to United Refining Company’s Stockholder	$(8,119)	$(76,134)	$38,027

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended August 31,
	2011	2010	2009
Net (loss) income attributable to United Refining Company’s Stockholder	$(8,119)	$(76,134)	$38,027
Other comprehensive income (loss), net of taxes:
Unrecognized post retirement income (costs), net of taxes of $241, $10,072 and $(15,707) for the years ended August 31, 2011, 2010 and 2009, respectively	346	31,055	(22,604)

Other comprehensive income (loss)	346	31,055	(22,604)

Total comprehensive (loss) income	$(7,773)	$(45,079)	$15,423

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance at August 31, 2008	100	$—	$24,665	$56,338	$(22,945)	$—	$58,058
Other comprehensive loss	—	—	—	—	(22,604)	—	(22,604)
Distribution to Parent under the Tax Sharing Agreement	—	—	(2,667)	—	—	—	(2,667)
Net income	—	—	—	38,027	—	—	38,027

Balance at August 31, 2009	100	—	21,998	94,365	(45,549)	—	70,814
Other comprehensive income	—	—	—	—	31,055	—	31,055
Contribution from Parent under the Tax Sharing Agreement	—	—	502	—	—	—	502
Net loss	—	—	—	(76,134)	—	—	(76,134)

Balance at August 31, 2010	100	—	22,500	18,231	(14,494)	—	26,237
Other comprehensive income	—	—	—	—	346	—	346
Contribution from Parent under the Tax Sharing Agreement	—	—	2,289	—	—	—	2,289
Net (loss) income	—	—	—	(8,119)	—	711	(7,408)
Issuance of common stock	—	—	—	—	—	15,000	15,000
Dissolution of non-controlling interest	—	—	—	—	—	(15,711)	(15,711)

August 31, 2011	100	$—	$24,789	$10,112	$(14,148)	$—	$20,753

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended August 31,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(7,408)	$(76,134)	$38,027
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,939	22,127	23,180
Equity in net earnings of affiliate	—	—	(41)
Dissolution proceeds from affiliate	—	—	6,430
Non cash portion of loss (gain) on extinguishment of debt	330	—	(10,096)
Deferred income taxes	(8,750)	(366)	8,780
Loss on asset dispositions	1,484	1,030	1,012
Cash used in working capital items	81,628	(27,641)	(21,816)
Net income attributable to non-controlling interest dissolved during the year	(711)	—	—
Other, net	—	—	2
Change in operating assets and liabilities:
Other assets	(5)	—	375
Deferred retirement benefits	(3,903)	13,196	6,535
Other noncurrent liabilities	—	(4)	(14)

Total adjustments	94,012	8,342	14,347

Net cash provided by (used in) operating activities	86,604	(67,792)	52,374

Cash flows from investing activities:
Additions to property, plant and equipment	(27,874)	(26,471)	(23,970)
Additions to turnaround costs	(18,910)	(1,498)	(1,246)
Proceeds from asset dispositions	729	25	17

Net cash used in investing activities	(46,055)	(27,944)	(25,199)

Cash flows from financing activities:
Distribution from (to) Parent under the Tax Sharing Agreement	2,289	502	(2,667)
Proceeds from issuance of common stock of non-controlling interest	15,000	—	—
Dissolution of non-controlling interest	(15,000)	—	—
Proceeds from issuance of long-term debt	352,021	—	318
Principal reductions of long-term debt	(325,076)	(1,648)	(16,986)
Net (reductions) borrowings on revolving credit facility	(59,000)	83,000	(9,000)
Deferred financing costs	(11,293)	(10)	(225)

Net cash provided by (used in) financing activities	(41,059)	81,844	(28,560)

Net decrease in cash and cash equivalents	(510)	(13,892)	(1,385)
Cash and cash equivalents, beginning of year	17,170	31,062	32,447

Cash and cash equivalents, end of year	$16,660	$17,170	$31,062

Cash provided by (used in) working capital items:
Accounts receivable, net	$(47,234)	$21,190	$38,640
Refundable income taxes	36,390	(36,390)	35,913
Inventories	34,958	30,703	(142,833)
Prepaid expenses and other assets	(12,446)	(13,380)	6,743
Accounts payable	14,326	(17,877)	36,652
Derivative liability	55,720	—	—
Accrued liabilities	(211)	(1,448)	640
Income taxes payable	2,075	(4,597)	5,149
Sales, use and fuel taxes payable	(1,818)	(3,679)	680
Amounts due from affiliated companies, net	(132)	(2,163)	(3,400)

Total change	$81,628	$(27,641)	$(21,816)

Cash paid during the period for:
Interest	$41,205	$35,809	$36,598
Income taxes	$1,621	$5,765	$12,339

Non-cash investing and financing activities:
Property additions and capital leases	$762	$942	$1,179

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries, Kiantone Pipeline Corporation (collectively, the “Company”) and United Refining Asphalt, Inc. (“URA”), a variable interest entity that was created in January 2011 for which the Company was the primary beneficiary. The Company ceased to be the primary beneficiary of URA as of August 31, 2011 and URA was deconsolidated as of that date and URA was dissolved. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Derivative Instruments

From time to time the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, historically crude oil option contracts (puts) and crack spread option contracts have been used to hedge the volatility of these items. The Company does not enter such contracts for speculative purposes. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its statement of operations. The Company includes the carrying amounts of the contracts in prepaid expenses and other assets or derivative liability in its Consolidated Balance Sheet.

At August 31, 2011, the Company had 4,575,000 barrels of heating oil and gasoline crackspread swaps outstanding as part of its risk management strategy. This represents approximately 26.7% of the Company’s scheduled motor gasoline production through March 2012 and approximately 43.0% of scheduled distillate production through December 2012. The remainder of the crackspread swap contracts expire sequentially beginning September 2011 through December 2012. These derivative instruments are being used by the Company to lock in margins on future sales by the Company of heating oil and gasoline.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value and balance sheet classification of our derivative instruments at August 31, 2011 are as follows:

	August 31, 2011
	Notional Balance	Maturity Date	Derivative Liability
	(in thousands)
Designated as hedges under ASC 815
None	—	—	$—
Not designated as hedges under ASC 815
Heating oil and gasoline crackspread swaps	4,575 barrels	Monthly September 2011 through December 2012	55,720

Total derivative instruments	4,575 barrels		$55,720

During the year ended August 31, 2011 the Company recognized $58,733,000 of losses in costs and expenses in its Consolidated Statement of Operations. As of November 17, 2011, the mark to market valuation over the remaining term of the crackspread swap contracts changed $52,606,541 from an unrealized loss position of $51,414,000 as of August 31, 2011 to an unrealized gain position of $1,192,541.

At August 31, 2010, the Company had no derivative financial instruments outstanding and did not recognize any gains or losses from its risk management strategy for the year then ended.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Maintenance Turnarounds

The cost of maintenance turnarounds, which consist of complete shutdown and inspection of significant units of the refinery at intervals of two or more years for necessary repairs and replacements, are deferred when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 2 to 10 years. As of August 31, 2011 and 2010, deferred turnaround costs included in Deferred Turnaround Costs and Other Assets, amounted to $17,789,000 and $3,228,000, net of accumulated amortization of $20,642,000 and $17,588,000, respectively. Amortization expense included in costs of goods sold for the fiscal years ended August 31, 2011, 2010 and 2009 amounted to $4,350,000, $5,056,000, and $6,539,000, respectively.

Amortizable Intangible Assets

The Company amortizes identifiable intangible assets such as brand names, non-compete agreements, leasehold covenants and deed restrictions on a straight line basis over their estimated useful lives which range from 5 to 25 years.

Revenue Recognition

Revenues for products sold by the wholesale segment are recorded upon delivery of the products to our customers, at which time title to those products is transferred and when payment has either been received or collection is reasonably assured. At no point do we recognize revenue from the sale of products prior to the transfer of its title. Title to product is transferred to the customer at the shipping point, under pre-determined contracts for sale at agreed upon or posted prices to customers of which collectibility is reasonably assured. Revenues for products sold by the retail segment are recognized immediately upon sale to the customer. Included in Net Sales and Costs of Goods Sold are consumer excise taxes of $224,551,000, $218,811,000, and $215,670,000 for the years ended August 31, 2011, 2010 and 2009, respectively.

Cost Classifications

Our Cost of goods sold (which excludes depreciation and amortization on property, plant and equipment and losses on derivative contracts) includes Refining Cost of Products Sold and related Refining Operating expenses.

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

The Company’s results of operations are included in the consolidated Federal Income tax return of the Parent and separately in various state jurisdictions. Income taxes are calculated on a separate return basis with

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. The Company is open to examination for tax years 2002 through 2010 and there is a federal tax audit in process for the tax years 2007 through 2010. There are currently no state tax audits in process and there are no unsettled income tax assessments outstanding. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of interest expense, net and other, net, respectively. No amounts of such expenses are currently accrued.

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

In June 2010, the Company announced changes to the healthcare and pension plans provided to salaried employees. Effective September 1, 2010, postretirement medical benefits for new hires and active salaried employees retiring after September 1, 2010 were eliminated. Additionally, effective January 1, 2011, deductibles and co-payments were added to the medical benefits plan for all active and retired employees. For salaried employees meeting certain age and service requirements, the Company contributes a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective August 31, 2010, benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide an enhanced contribution under its defined contribution 401(k) plan as well as a transition contribution for older employees.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.

The Company places its temporary cash investments with quality financial institutions. At times, such investments were in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts.

The Company purchased approximately 10% of its cost of goods sold from one vendor during the year ended August 31, 2011 and approximately 32% from one vendor during the year ended August 31, 2010. The Company is not obligated to purchase from this vendor, and, if necessary, there are other vendors from which the Company can purchase crude oil and other petroleum based products. The Company had approximately $4,507,000 and $0 in accounts payable for the years ended August 31, 2011 and 2010 to this respective vendor.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements. Comprehensive (loss) income includes charges and credits to equity that is not the result of transactions with the shareholder. Included in other comprehensive loss for the Company is a charge for unrecognized post retirement costs, which is net of taxes in accordance with ASC 715.

Recent Accounting Pronouncements

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. We do not anticipate that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is, to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not anticipate that the adoption of this accounting standard update will have a material impact on our consolidated financial statements.

Reclassification

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform with the presentation in the current year.

2.	Accounts Receivable, Net

As of August 31, 2011 and 2010, accounts receivable were net of allowance for doubtful accounts of $1,800,000 and $2,050,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Inventories

Inventories consist of the following:

	August 31,
	2011	2010
	(in thousands)
Crude Oil	$32,829	$78,165
Petroleum Products	95,370	86,993

Total @ LIFO	128,199	165,158

Merchandise	21,408	20,403
Supplies	22,273	21,277

Total @ FIFO	43,681	41,680

Total Inventory	$171,880	$206,838

Included in petroleum product inventories are exchange balances either held for or due from other petroleum marketers. These balances are not significant.

The Company does not own sources of crude oil and depends on outside vendors for its needs.

As of August 31, 2011 and 2010, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $92,059,000 and $50,265,000, respectively. For the fiscal years ended August 31, 2011 and 2010, the Company recorded a charge to cost of sales from a LIFO layer liquidation of $11,467,000 and $13,748,000, respectively.

4.	Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	August 31,
	2011	2010
	(in thousands)
Refinery equipment	$304,259	$271,641
Marketing (i.e. retail outlets)	105,753	104,374
Transportation	8,229	13,449
Construction-in-progress	36,893	47,662

	455,134	437,126
Less: Accumulated depreciation	184,160	175,351

	$270,974	$261,775

The Company has temporarily postponed its efforts to construct a Coker Facility for use in the refinery. As of August 31, 2011 and 2010, the Company has spent approximately $29,719,000, relating to, among other things, the design of the facility as well as materials to be used in construction. These costs are currently capitalized in construction-in-progress within Property Plant and Equipment, net. The Company presently believes that the Coker Facility will be constructed and consequently the costs incurred to date will be realizable. The Company continues to monitor the financial markets for an opportunity which will allow the Company to seek favorable financing to fund the remainder of the project.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Goodwill and Intangible Assets

As of August 31, 2011 and 2010, the Company’s intangible assets and goodwill, included in the Company’s retail segment, were as follows:

	Weighted Average Remaining Life	August 31, 2011		August 31, 2010
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizable intangible assets:
Deed restrictions	15 yrs.	$800	$309	$800	$277
Leasehold covenants	12 yrs.	1,490	711	1,490	637

		$2,290	$1,020	$2,290	$914

Non-amortizable assets:
Tradename		$10,500	$—	$10,500	$—
Goodwill		$1,349	$—	$1,349	$—

Amortization expense for the fiscal years ended August 31, 2011, 2010, and 2009 amounted to $106,000, $107,000, and $230,000, respectively.

Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending August 31, 2016 is estimated to be $106,000 in each year.

6.	Accrued Liabilities

Accrued liabilities include the following:

	August 31,
	2011	2010
	(in thousands)
Interest	$349	$1,662
Payrolls and benefits	13,303	12,202
Other	1,706	1,705

	$15,358	$15,569

7.	Leases

The Company occupies premises, primarily retail gas stations and convenience stores and office facilities under long-term leases which require minimum annual rents plus, in certain instances, the payment of additional rents based upon sales. The leases generally are renewable for one to three five-year periods.

As of August 31, 2011 and 2010, capitalized lease obligations, included in long-term debt, amounted to $918,000 and $1,078,000, respectively, inclusive of current portion of $96,000 and $160,000, respectively. The related assets (retail gas stations and convenience stores) as of August 31, 2011 and 2010 amounted to $630,000 and $769,000, net of accumulated amortization of $1,190,000 and $1,051,000, respectively. Lease amortization amounting to $139,000, $167,000, and $168,000, for the years ended August 31, 2011, 2010, and 2009, respectively, is included in depreciation and amortization expense.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments as of August 31, 2011 are summarized as follows:

Year ended August 31,	Capital Leases	Operating Leases
	(in thousands)
2012	$195	$11,694
2013	155	10,363
2014	161	9,329
2015	152	7,638
2016	140	6,957
Thereafter	679	29,451

Total minimum lease payments	1,482	75,432
Less: Minimum sublease rents	—	76

Net minimum lease payments	1,482	$75,356

Less: Amount representing interest	564

Present value of net minimum lease payments	$918

Net rent expense for operating leases amounted to $12,137,000, $12,107,000 and $11,342,000, for the years ended August 31, 2011, 2010 and 2009, respectively.

8. Credit Facility

On May 18, 2011, the Company, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation, Country Fair, Inc. and Kwik-Fill Corporation (as Guarantor) entered into an amended and restated Revolving Credit Facility (“Amended and Restated Revolving Credit Facility”) with PNC Bank, National Association as Administrator (the “Agent”) increasing the maximum facility commitment from $130,000,000 to $175,000,000 and extending the term to May 18, 2016. Under the Amended and Restated Revolving Credit Facility, interest is calculated as follows: (a) for base rate borrowings, at the greater of the Agent’s prime rate, federal funds open rate plus 0.5% or the daily LIBOR rate plus 1.0% plus the applicable margin of 1.25% to 1.75% and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.75% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s unused availability under the facility. The Amended and Restated Revolving Credit Facility continues to be secured primarily by certain cash accounts, accounts receivable and inventory which amounted to $275,000,000 as of August 31, 2011. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility. The participating banks in the Amended and Restated Revolving Credit Facility are PNC Bank, National Association, Bank of America, N.A., Manufacturers and Traders Trust Company, and Bank Leumi USA.

As of August 31, 2011, $14,000,000 of Base-Rate borrowings and $10,000,000 of Euro-Rate borrowings were outstanding under the agreement. As of August 31, 2010, $33,000,000 of Base-Rate borrowing and $50,000,000 of Euro-Rate borrowings were outstanding under the agreement. $4,433,000 of letters of credit were outstanding under the agreement at August 31, 2011 and 2010, respectively. The weighted average interest rate for Base-Rate borrowing for the years ended August 31, 2011 and 2010 was 2.6% and 3.4%, respectively. The weighted average interest rate for Euro-Rate borrowings for the years ended August 31, 2011 and 2010 was 4.0% and 2.3%, respectively. The Company pays a commitment fee of 3/8% per annum on the unused balance of the facility. All bank related charges are included in Other, net in the Consolidated Statements of Operations.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Long-Term Debt

On March 8, 2011, the Company sold $365,000,000 of 10.500% Senior Secured Notes due 2018 for $352,020,600, resulting in original issue discount of $12,979,400, which will be amortized over the life of the Senior Secured Notes due 2018 using the interest method. The net proceeds of the offering of $344,249,000 were used to retire all of its outstanding 10 1/2% Senior Notes due 2012, pay accrued interest of $3,400,000 and a redemption premium related thereto. A loss of $1,245,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $915,000, a write-off of unamortized net debt premium of $1,153,000 and a write-off of deferred financing costs of $1,483,000. The Senior Secured Notes are guaranteed on an unsecured basis by all of our domestic subsidiaries existing at March 8, 2011. The Senior Secured Notes are secured on a first-priority basis by our assets comprising our refinery located in Warren, Pennsylvania and the capital stock of our pipeline subsidiary, subject to permitted liens. The Senior Secured Notes will rank equally with all of our existing and future senior indebtedness that is not subordinate in right of payment to the Senior Secured Notes.

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

Both the Indenture of the Senior Unsecured Notes and the facility (See Note 8 to “Consolidated Financial Statements”) require that the Company maintain certain financial covenants. The facility requires the Company to meet certain financial covenants, as defined in the facility, a minimum Fixed Charge Coverage Ratio and a minimum Consolidated Net Worth. In addition, the facility limits the amount the Company can distribute for capital and operating leases. Both the facility and the Indenture of the Senior Unsecured Notes restrict the amount of dividends payable and the incurrence of additional Indebtedness. As of August 31, 2011 the Company is in compliance with covenants under the facility and the Indenture.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended August 31, 2009, the Company acquired $26,040,000 of its 10 1/2% Senior Unsecured Notes due 2012 at an average price of $59.38, resulting in a gain from extinguishment of debt of $10,096,000, which is net of $346,000 of deferred financing costs and $136,000 of debt discount.

A summary of long-term debt is as follows:

	August 31,
	2011	2010
	(in thousands)
Long-term debt:
10.50% Senior Unsecured Notes due February 28, 2018	$352,948	$—
10 1/2% Senior Unsecured Notes due August 15, 2012	—	325,560
Other long-term debt	4,139	4,493

	357,087	330,053
Less: Current installments of long-term debt	978	1,888

Total long-term debt, less current installments	$356,109	$328,165

The principal amount of long-term debt matures as follows:

Year ended August 31,
(in thousands)
2012	$978
2013	841
2014	679
2015	316
2016	687
Thereafter	365,638

369,139
Unamortized discount	12,052

Total	$357,087

The following financing costs have been deferred and are being amortized to expense over the term of the related debt:

	August 31,
	2011	2010
	(in thousands)
Beginning balance	$8,441	$8,431
Current year additions	10,880	10

Total financing costs	19,321	8,441
Less:
Deferred financing costs associated with debt retirement	8,441	—
Accumulated amortization	732	6,327

	$10,148	$2,114

Amortization expense for the fiscal years ended August 31, 2011, 2010 and 2009 amounted to $1,362,000, $1,150,000, and $1,169,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Employee Benefit Plans

The Company sponsors three defined benefit plans and seven defined contribution plans covering substantially all its full time employees. The benefits under the defined benefit plans are based on each employee’s years of service and compensation. Effective August 31, 2010 benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide enhanced contributions under its defined contribution 401(k) plan as well as a transition contribution for older employees. The Company’s policy is to contribute the minimum amounts required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended and any additional amounts for strategic financial purposes or to meet other goals relating to plan funded status. The assets of the plans are invested in an investment trust fund and consist of interest-bearing cash, separately managed accounts and bank common/collective trust funds.

In addition to the above, the Company provides certain post-retirement healthcare benefits to salaried and certain hourly employees that retired prior to September 1, 2010. These post-retirement benefit plans are unfunded and the costs are paid by the Company from general assets.

Net periodic pension cost and post-retirement healthcare benefit cost consist of the following components for the years ended August 31, 2011, 2010, and 2009:

	Pension Benefits			Other Post-Retirement Benefits
	2011	2010	2009	2011	2010	2009
	(in thousands)
Service cost	$1,800	$3,563	$2,738	$1,507	$3,364	$2,642
Interest cost on benefit obligation	4,946	5,724	5,205	2,520	4,740	4,487
Expected return on plan assets	(4,521)	(3,924)	(4,362)	—	—	—
Curtailment effect	—	436	—	—	—	—
Amortization of transition obligation	2	2	2	—	597	597
Amortization and deferrals	1,468	3,566	1,104	(1,128)	1,842	978

Net periodic benefit cost	$3,695	$9,367	$4,687	$2,899	$10,543	$8,704

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other changes in plan assets and benefit obligation recognized in Other Comprehensive Income consist of the following for the fiscal years ending August 31, 2011 and 2010 (in thousands):

	Pension Benefits		Other Post-Retirement Benefits
	2011	2010	2011	2010
Curtailment	$—	$(9,599)	$—	$—
Current year actuarial (gain) / loss	(5,412)	(55)	5,167	16,619
Amortization of actuarial gain / (loss)	(1,319)	(3,287)	(3,712)	(1,842)
Current year prior service (credit) / cost	—	—	—	(51,366)
Amortization of prior service credit / (cost)	(149)	(715)	4,840	—
Amortization of transition asset / (obligation)	(2)	(2)	—	(2,387)

Total recognized in other comprehensive (income)/loss	$(6,882)	$(13,658)	$6,295	$(38,976)

Total recognized in net periodic benefit cost and other comprehensive (income)/loss	$(3,189)	$(4,290)	$9,194	$(28,433)

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended August 31, 2011 and 2010:

	Pension Benefits		Other Post-Retirement Benefits
	2011	2010	2011	2010
	(in thousands)
Change in benefit obligation:
Benefit obligation @ beginning of year	$97,316	$100,450	$51,127	$82,571
Service cost	1,800	3,563	1,507	3,364
Interest cost	4,946	5,724	2,520	4,740
Plan amendments	—	—	—	(53,156)
Curtailment	—	(9,599)	—	—
Medicare act subsidy effect	—	—	70	195
Actuarial (gains) / losses	(1,538)	(180)	5,173	16,619
Benefits paid	(3,484)	(2,642)	(3,252)	(3,206)

Benefit obligation @ end of year	99,040	97,316	57,145	51,127

Change in plan assets:
Fair values of plan assets @ beginning of year	54,503	49,223	—	—
Actual return on plan assets	8,397	3,797	—	—
Company contributions	6,750	4,125	3,182	3,011
Benefits paid	(3,484)	(2,642)	(3,252)	(3,206)
Medicare act subsidy effect	—	—	70	195

Fair values of plan assets @ end of year	66,166	54,503	—	—

Unfunded status	$32,874	$42,813	$57,145	$51,127

Amounts recognized in the balance sheet consist of:
Current liability	$—	$—	$3,198	$2,641
Noncurrent liability	32,874	42,813	53,947	48,486

Net amount recognized	$32,874	$42,813	$57,145	$51,127

Note: For plans with assets less than the accumulated benefit obligation (ABO), the aggregate ABO is $94,859,000 while the aggregate asset value is $66,166,000.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in Accumulated Other Comprehensive Income:

	Pension Benefits		Other Post-Retirement Benefits
	2011	2010	2011	2010
	(in thousands)
Accumulated net actuarial loss	$(23,459)	$(30,191)	$(46,879)	$(45,424)
Accumulated prior service cost	(166)	(315)	46,526	51,366
Accumulated transition obligation	(2)	(3)	—	—

Net amount recognized, before tax effect	$(23,627)	$(30,509)	$(353)	$5,942

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

Weighted average assumptions used to determine year end benefit obligations:

	Pension Benefits		Other Post-Retirement Benefits
	2011	2010	2011	2010
Discount rate	5.00% - 5.45%	4.75% - 5.15%	5.20%	4.90%

Rate of compensation increase	3.00%	4.00%

Health care cost trend
Initial trend	N/A	N/A	7.50%	8.00%
Ultimate trend	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2017	2017

The discount rate assumptions at August 31, 2011 and 2010 were determined independently for each plan. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions). For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

Weighted average assumptions used to determine net periodic costs:

	Pension Benefits		Other Post-Retirement Benefits
	2011	2010	2011	2010
Discount rate	4.75% - 5.15%	5.15% - 5.65%	4.90%	5.60%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Health care cost trend rate
—Initial trend	N/A	N/A	8.00%	8.00%
—Ultimate trend	N/A	N/A	5.00%	5.00%
—Year ultimate reached	N/A	N/A	2017	2016

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 7.5% for 2011 and 2010, respectively. The rates were assumed to decrease gradually to 5% for medical benefits until 2017 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1 percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease
	(in thousands)
Effect on total of service and interest cost components	$544	$(426)
Effect on post-retirement benefit obligation	5,793	(4,838)

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plans and the allocation strategy currently in place among those classes.

A reconciliation of the above accrued benefit costs to the consolidated amounts reported on the Company’s balance sheets follows:

	August 31,
	2011	2010
	(in thousands)
Accrued pension benefits	$32,874	$42,813
Accrued other post-retirement benefits	57,145	51,127

	90,019	93,940
Current portion of above benefits, included in payrolls and benefits in accrued liabilities	(3,198)	(2,641)
Supplemental pension and other deferred compensation benefits	309	321

Deferred retirement benefits	$87,130	$91,620

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

Asset Category	August 31, 2011	Level 1	Level 2	Level 3
Cash Equivalents	$3,099,425	$—	$3,099,425	$—
Mutual Funds	14,382,429	14,382,429	—	—
Equities	35,492,553	35,285,580	206,973	—
Fixed Income	13,191,325	8,359,611	4,831,714	—

Total	$66,165,732	$58,027,620	$8,138,112	$—

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pension plans weighted-average target allocation for the year ended August 31, 2012 and strategic asset allocation matrix as of August 31, 2011 and 2010 are as follows:

	Target Allocation	Plan Assets @ 8/31
Asset Category	2011	2011	2010
Equity Securities	55 - 75%	64%	68%
Debt Securities	25 - 35%	28%	31%
Alternative Investments	0 - 12%	4%	0%
Cash/Cash Equivalents	0 - 10%	4%	1%

		100%	100%

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under ASC 715-30-25, the transition obligation, prior service costs, and actuarial (gains)/losses are recognized in Accumulated Other Comprehensive Income each August 31 or any interim measurement date, while amortization of these amounts through net periodic benefit cost will occur in accordance with ASC 715-30 and ASC 715-60. The estimated amounts that will be amortized in 2012 follow:

Estimated 2012 Amortization	Pension Benefits	Other Post-Retirement Benefits
	(in thousands)
Transition obligation amortization	$2	$—
Prior service cost (credit) amortization	135	(4,840)
Net loss amortization	856	3,786

Total	$993	$(1,054)

The following contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Post-Retirement Benefits
Employer Contributions		Gross	(Subsidy receipts)
	(in thousands)
FYE 8/31/2012 (expected)	$6,043	$3,370	$(284)

Expected Benefit Payments for FYE 8/31
2012	$4,485	$3,482	$(284)
2013	4,781	3,866	(323)
2014	4,974	4,232	(363)
2015	5,222	4,631	(401)
2016	5,536	5,024	(443)
2017 - 2021	33,442	31,599	(2,966)

The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets. For the postretirement benefit plan, the contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets.

The Company’s postretirement benefit plan is likely to be affected by The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Beginning in 2006, the Act provides a Federal subsidy payment to companies providing benefit plans that meet certain criteria regarding their generosity. The Company expects to receive those subsidy payments. The Company has accounted for the Act in accordance with ASC 715-60-05-8, which requires, in the Company’s case, recognition on August 31, 2004. The benefit obligation as of that date reflects the effect of the federal subsidy, and this amount is identified in the table reconciling the change in benefit obligation above. The estimated effect of the subsidy on cash flow is shown in the accompanying table of expected benefit payments above. The expected subsidy reduced net periodic postretirement benefit cost by $2,966,000, as compared with the amount calculated without considering the effects of the subsidy.

The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company’s contributions to these plans amounted to $1,565,000, $932,000, and $894,000 for the years ended August 31, 2011, 2010 and 2009, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Income Taxes

Income tax expense (benefit) consists of:

	Year Ended August 31,
	2011	2010	2009
	(in thousands)
Federal:
Current	$2,568	$(38,570)	$14,393
Deferred	(5,475)	(3,184)	5,469

	(2,907)	(41,754)	19,862

State:
Current	2,563	290	3,062
Deferred	(3,275)	2,818	3,311

	(712)	3,108	6,373

	$(3,619)	$(38,646)	$26,235

Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income before income tax expense (benefit) is as follows:

	Year Ended August 31,
	2011	2010	2009
	(in thousands)
U. S. federal income taxes (benefits) at the statutory rate	$(3,871)	$(40,171)	$22,494
State income taxes (benefits), net of Federal benefit	(460)	2,002	4,124
Domestic production activity deduction	(105)	(52)	(700)
Permanent items	405	(214)	300
Employment credits	(714)	—	—
Other	(61)	(211)	17
Disallowance of prior period domestic production activity deduction	1,187	—	—

Income tax attributable to income before income tax (benefit) / expense	$(3,619)	$(38,646)	$26,235

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax liabilities (assets) are comprised of the following:

	August 31,
	2011	2010
	(in thousands)
Current deferred income tax liabilities (assets):
Inventory valuation	$9,441	$9,094
Accounts receivable allowance	(734)	(850)
Accrued liabilities	(2,232)	(2,182)
Unrealized loss on derivative instruments	(20,835)	—
Other	(98)	(65)

	(14,458)	5,997

Deferred income tax liabilities (assets):
Property, plant and equipment	49,657	39,793
Accrued liabilities	(35,940)	(37,369)
Federal carryforwards	(49)	(181)
State net operating loss carryforwards	(15,011)	(15,429)
Valuation allowance	9,224	8,971
Other	3,472	3,623

	11,353	(592)

Net deferred income tax (asset) liability	$(3,105)	$5,405

The Company’s results of operations are included in the consolidated Federal tax return of the Parent, See Note 13 to “Consolidated Financial Statements”. The Company has no Federal net operating loss carryforwards for regular tax purposes. For state purposes, two entities have Pennsylvania net operating loss carry forwards of $155,000,000 and $50,000,000, respectively, which will expire between fiscal year 2019 and 2031. Pennsylvania limits the amount of net operating loss carry forwards which can be used to offset Pennsylvania taxable income to the greater of $3,000,000 or 20% of Pennsylvania taxable income prior to the net operating loss deduction. Due to these limitations, the Company has recognized valuation allowances, net of a federal benefit, of $9,224,000 and $8,971,000 at August 31, 2011 and 2010, respectively, for Pennsylvania net operating loss carry forwards not anticipated to be realized before expiration.

12.	Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

The carrying amount of cash and cash equivalents, trade accounts receivable, the revolving credit facility and current liabilities approximate fair value because of the short maturity of these instruments. Derivative financial instruments are recorded at fair value using significant other observable inputs (Level 2).

The fair value of long-term debt (See Note 9 to “Consolidated Financial Statements”) was determined using the fair market value of the individual debt instruments. As of August 31, 2011, the carrying amount and estimated fair value of these debt instruments approximated $357,087,000 and $363,771,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table lists the assets or liabilities measured and recorded at fair value within the fair value hierarchy.

	August 31, 2011	Level 1	Level 2	Level 3
	(in thousands)
Assets
Commodity OTC Sweep Contracts	$—	$—	$—	$—

Liabilities
Commodity OTC Sweep Contracts	$55,720	$—	$55,720	$—

13.	Transactions with Affiliated Companies

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2011, 2010 and 2009, $5,102,000, $5,102,000, and $5,102,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 18 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2011, 2010 and 2009, the Company billed the affiliate $1,266,000, $1,243,000, and $1,219,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2011 and 2010, the Company had a receivable (payable) to the affiliate of $175,000 and $(138,000), respectively, under the terms of the agreement, which is included in Amounts Due from Affiliated Companies, Net.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2011, 2010 and 2009, the Company billed the affiliate $2,032,000, $2,099,000, and $2,245,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 50 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2011, 2010 and 2009, net sales to the affiliate amounted to $184,749,000, $140,277,000 and $112,878,000, respectively. As of August 31, 2011 and 2010, the Company had a receivable (payable) to the affiliate of $342,000 and $(344,000), respectively, under the terms of the agreement.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2011, 2010 and 2009, such fees amounted to approximately $2,000,000, $2,000,000, and $2,000,000, respectively, which is included in Selling, General and Administrative Expenses.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to the tax years ended August 31, 2011 and 2010 amounted to $2,289,000 and $502,000, respectively and have been

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded as a capital contribution. As of August 31, 2011 and 2010, the Company had a receivable from the Parent of $2,586,326 and $3,455,000, respectively, under the terms of the Tax Sharing Agreement.

During the years ended August 31, 2011, 2010 and 2009, the Company incurred $372,000 in each year as its share of occupancy expenses for our offices in New York that it shares with affiliates of the Company. Such offices are located in a building owned by John Catsimatidis.

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

We are also monitoring closely all climate change and Greenhouse Gas (“GHG”) legislation, better known as Cap and Trade as well as fuels mandates requiring the increased use of renewable resources in motor fuel over time. We believe, however, that implementation of reasonable, incremental changes over time will not have a material adverse effect on the Company’s consolidated financial position or operations. The ultimate cost of GHG reduction mandates and their effect on our business are, however, unknown until implementing regulations are available. Similarly, the costs of compliance with renewable fuels mandates in the future remains unknown until a final regulatory structure has been adopted.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended August 31,
	2011	2010	2009
	(in thousands)
Net Sales
Retail	$1,623,768	$1,359,046	$1,213,546
Wholesale	1,543,108	1,295,355	1,173,625

	$3,166,876	$2,654,401	$2,387,171

Intersegment Sales
Wholesale	$848,262	$639,397	$512,384

Operating Income (Loss)
Retail	$689	$4,470	$33,611
Wholesale	32,643	(82,561)	57,857

	$33,332	$(78,091)	$91,468

Total Assets
Retail	$167,359	$146,932	$150,082
Wholesale	503,252	490,171	520,772

	$670,611	$637,103	$670,854

Depreciation and Amortization
Retail	$5,340	$5,480	$5,273
Wholesale	16,757	16,314	17,577

	$22,097	$21,794	$22,850

Capital Expenditures (including non-cash portion)
Retail	$4,172	$5,180	$5,161
Wholesale	24,464	22,233	19,988

	$28,636	$27,413	$25,149

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Subsidiary Guarantors

All the Company’s wholly-owned subsidiaries fully and unconditionally guarantee on an unsecured basis, on a joint and several basis, the Company’s Senior Secured Notes due 2018. There are no restrictions within the consolidated group on the ability of the Company or any of its subsidiaries to obtain loans from or pay dividends to other members of the consolidated group. Financial information of the Company’s wholly-owned subsidiary guarantors is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	August 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$5,927	$10,733	$—	$16,660
Accounts receivable, net	66,758	44,668	—	111,426
Inventories	145,713	26,167	—	171,880
Prepaid expenses and other assets	36,731	3,656	—	40,387
Deferred income taxes	13,120	1,338	—	14,458
Amounts due from affiliated companies	2,586	518	—	3,104
Intercompany	121,933	20,882	(142,815)	—

Total current assets	392,768	107,962	(142,815)	357,915
Property, plant and equipment, net	196,521	74,453	—	270,974
Deferred financing costs, net	10,148	—	—	10,148
Goodwill and other non-amortizable assets	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,270	—	1,270
Deferred turnaround costs & other assets	17,803	652	—	18,455
Investment in subsidiaries	9,267	—	(9,267)	—

	$626,507	$196,186	$(152,082)	$670,611

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$654	$388	$—	$1,042
Accounts payable	58,246	21,700	—	79,946
Derivative liability	55,720	—	—	55,720
Accrued liabilities	8,726	6,632	—	15,358
Income taxes payable	3,181	(554)	—	2,627
Sales, use and fuel taxes payable	12,322	4,315	—	16,637
Intercompany	—	142,815	(142,815)	—

Total current liabilities	138,849	175,296	(142,815)	171,330
Revolving credit facility	24,000	—	—	24,000
Long term debt: less current installments	354,264	1,781	—	356,045
Deferred income taxes	3,245	8,108	—	11,353
Deferred retirement benefits	85,396	1,734	—	87,130

Total liabilities	605,754	186,919	(142,815)	649,858

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share-shares authorized 100; issued and outstanding 100	—	18	(18)	—
Additional paid-in capital	24,789	10,651	(10,651)	24,789
Retained earnings	10,112	(354)	354	10,112
Accumulated other comprehensive loss	(14,148)	(1,048)	1,048	(14,148)

Controlling interest equity	20,753	9,267	(9,267)	20,753
Non-controlling interest	—	—	—	—

Total stockholder’s equity	20,753	9,267	(9,267)	20,753

	$626,507	$196,186	$(152,082)	$670,611

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	August 31, 2010
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$7,765	$9,405	$—	$17,170
Accounts receivable, net	30,266	33,926	—	64,192
Refundable income taxes	37,921	(1,531)	—	36,390
Inventories	176,748	30,090	—	206,838
Prepaid expenses and other assets	22,461	5,480	—	27,941
Amounts due from affiliated companies	3,455	(483)	—	2,972
Intercompany	111,228	16,374	(127,602)	—

Total current assets	389,844	93,261	(127,602)	355,503
Property, plant and equipment, net	185,349	76,426	—	261,775
Deferred financing costs, net	2,114	—	—	2,114
Goodwill and other non-amortizable assets	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,376	—	1,376
Deferred turnaround costs & other assets	3,233	661	—	3,894
Deferred income taxes	7,909	(7,317)	—	592
Investment in subsidiaries	9,263	—	(9,263)	—

	$597,712	$176,256	$(136,865)	$637,103

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,390	$498	$—	$1,888
Accounts payable	40,689	24,931	—	65,620
Accrued liabilities	9,457	6,112	—	15,569
Income taxes payable	196	356	—	552
Sales, use and fuel taxes payable	14,461	3,994	—	18,455
Deferred income taxes	7,049	(1,052)	—	5,997
Intercompany	—	127,602	(127,602)	—

Total current liabilities	73,242	162,441	(127,602)	108,081
Revolving credit facility	83,000	—	—	83,000
Long term debt: less current installments	326,239	1,926	—	328,165
Deferred retirement benefits	88,994	2,626	—	91,620

Total liabilities	571,475	166,993	(127,602)	610,866

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share- shares authorized 100; issued and outstanding 100	—	18	(18)	—
Additional paid-in capital	22,500	10,651	(10,651)	22,500
Retained earnings	18,231	(140)	140	18,231
Accumulated other comprehensive loss	(14,494)	(1,266)	1,266	(14,494)

Controlling interest equity	26,237	9,263	(9,263)	26,237
Non-controlling interest	—	—	—	—

Total stockholder’s equity	26,237	9,263	(9,263)	26,237

	$597,712	$176,256	$(136,865)	$637,103

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net sales	$2,407,819	$1,627,733	$(852,227)	$3,183,325	$45,034	$(61,483)	$3,166,876

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses on derivative contracts)	2,285,146	1,488,595	(852,227)	2,980,247	43,227	(61,483)	2,903,258
Losses on derivative contracts	58,733	—	—	—	—	—	58,733
Selling, general and administrative expenses	16,555	132,895	—	149,450	6	—	149,456
Depreciation and amortization expenses	15,663	6,019	—	21,682	415	—	22,097

	2,376,097	1,627,509	(852,227)	3,151,379	43,648	(61,483)	3,133,544

Operating income	31,722	224	—	31,946	1,386	—	33,332

Other income (expense):
Interest expense, net	(39,467)	(889)	—	(40,356)	(194)	—	(40,550)
Other, net	(3,514)	950	—	(2,564)	—	—	(2,564)
Loss on early extinguishment of debt	(1,245)	—	—	(1,245)	—	—	(1,245)
Equity in net loss of subsidiaries	(214)	—	214	—	—	—	—

	(44,440)	61	214	(44,165)	(194)	—	(44,359)

(Loss) income before income tax (benefit) expense	(12,718)	285	214	(12,219)	1,192	—	(11,027)

Income tax (benefit) expense
Current	4,504	146	—	4,650	481	—	5,131
Deferred	(9,103)	353	—	(8,750)	—	—	(8,750)

	(4,599)	499	—	(4,100)	481	—	(3,619)

Net (loss) income	(8,119)	(214)	214	(8,119)	711	—	(7,408)
Less net income attributable to non-controlling interest	—	—	—	—	—	711	711

Net (loss) income attributable to United Refining Company’s Stockholder	$(8,119)	$(214)	$214	$(8,119)	$711	$(711)	$(8,119)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2010
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$1,934,752	$1,363,456	$(643,807)	$2,654,401

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	1,979,311	1,224,369	(643,807)	2,559,873
Selling, general and administrative expenses	22,097	128,728	—	150,825
Depreciation and amortization expenses	15,595	6,199	—	21,794

	2,017,003	1,359,296	(643,807)	2,732,492

Operating (loss) income	(82,251)	4,160	—	(78,091)

Other income (expense):
Interest expense, net	(33,910)	(1,261)	—	(35,171)
Other, net	(2,692)	1,174	—	(1,518)
Equity in net loss of subsidiaries	(350)	—	350	—

	(36,952)	(87)	350	(36,689)

(Loss) income before income tax (benefit) expense	(119,203)	4,073	350	(114,780)

Income tax (benefit) expense
Current	(40,569)	2,289	—	(38,280)
Deferred	(2,500)	2,134	—	(366)

	(43,069)	4,423	—	(38,646)

Net (loss) income	(76,134)	(350)	350	(76,134)
Less net income attributable to non-controlling interest	—	—	—	—

Net (loss) income attributable to United Refining Company’s Stockholder	$(76,134)	$(350)	$350	$(76,134)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2009
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$1,686,009	$1,218,224	$(517,062)	$2,387,171

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	1,584,637	1,060,335	(517,062)	2,127,910
Selling, general and administrative expenses	22,786	122,157	—	144,943
Depreciation and amortization expenses	16,887	5,963	—	22,850

	1,624,310	1,188,455	(517,062)	2,295,703

Operating income	61,699	29,769	—	91,468

Other income (expense):
Interest expense, net	(33,879)	(1,993)	—	(35,872)
Other, net	(2,599)	1,128	—	(1,471)
Gain on extinguishment of debt	10,096	—	—	10,096
Equity in net income of subsidiaries	41	—	—	41
Equity in net earnings of subsidiaries	16,677	—	(16,677)	—

	(9,664)	(865)	(16,677)	(27,206)

Income before income tax expense	52,035	28,904	(16,677)	64,262

Income tax expense
Current	6,845	10,610	—	17,455
Deferred	7,163	1,617	—	8,780

	14,008	12,227	—	26,235

Net income	38,027	16,677	(16,677)	38,027
Less net income attributable to non-controlling interest	—	—	—	—

Net income attributable to United Refining Company’s Stockholder	$38,027	$16,677	$(16,677)	$38,027

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net cash provided by operating activities	$80,165	$6,024	$—	$86,189	$415	$—	$86,604

Cash flows from investing activities:
Additions to property, plant and equipment	(23,245)	(4,629)	—	(27,874)	—	—	(27,874)
Additions to deferred turnaround costs	(18,673)	(237)	—	(18,910)	—	—	(18,910)
Proceeds from asset dispositions	57	672	—	729	—	—	729

Net cash used in investing activities	(41,861)	(4,194)	—	(46,055)	—	—	(46,055)

Cash flows from financing activities:
Distribution from (to) Parent under the Tax Sharing Agreement	2,289	—	—	2,289	—	—	2,289
Net reductions on revolving credit facilities	(59,000)	—	—	(59,000)	—	—	(59,000)
Proceeds from issuance of common stock of non-controlling interest	—	—	—	—	15,000	—	15,000
Dissolution of non-controlling interest	—	—	—	—	(15,000)	—	(15,000)
Proceeds from issuance of long term debt	352,021	—	—	352,021	—	—	352,021
Principal reductions of long-term debt	(324,574)	(502)	—	(325,076)	—	—	(325,076)
Deferred financing costs	(10,878)	—	—	(10,878)	(415)	—	(11,293)

Net cash used in financing activities	(40,142)	(502)	—	(40,644)	(415)	—	(41,059)

Net (decrease) increase in cash and cash equivalents	(1,838)	1,328	—	(510)	—	—	(510)
Cash and cash equivalents, beginning of year	7,765	9,405	—	17,170	—	—	17,170

Cash and cash equivalents, end of period	$5,927	$10,733	$—	$16,660	$—	$—	$16,660

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2010
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net cash (used in) provided by operating activities	$(73,837)	$6,045	$—	$(67,792)

Cash flows from investing activities:
Additions to property, plant and equipment	(21,080)	(5,391)	—	(26,471)
Additions to deferred turnaround costs	(1,433)	(65)	—	(1,498)
Proceeds from asset dispositions	25	—	—	25

Net cash used in investing activities	(22,488)	(5,456)	—	(27,944)

Cash flows from financing activities:
Distribution from (to) Parent under the Tax Sharing Agreement	502	—	—	502
Principal reductions of long-term debt	(668)	(980)	—	(1,648)
Net borrowings on revolving credit facility	83,000	—	—	83,000
Deferred financing costs	(10)	—	—	(10)

Net cash provided by (used in) financing activities	82,824	(980)	—	81,844

Net decrease in cash and cash equivalents	(13,501)	(391)	—	(13,892)
Cash and cash equivalents, beginning of year	21,265	9,797	—	31,062

Cash and cash equivalents, end of period	$7,764	$9,406	$—	$17,170

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2009
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net cash provided by (used in) by operating activities	$57,222	$(4,848)	$—	$52,374

Cash flows from investing activities:
Additions to property, plant and equipment	(18,198)	(5,772)	—	(23,970)
Additions to deferred turnaround costs	(1,219)	(27)	—	(1,246)
Proceeds from asset dispositions	2	15	—	17

Net cash used in investing activities	(19,415)	(5,784)	—	(25,199)

Cash flows from financing activities:
Distribution from (to) Parent under the Tax Sharing Agreement	(2,667)	—	—	(2,667)
Proceeds from issuance of long term debt	—	318	—	318
Principal reductions of long-term debt	(16,008)	(978)	—	(16,986)
Net reductions on revolving credit facility	(9,000)	—	—	(9,000)
Deferred financing costs	(225)	—	—	(225)

Net cash used in financing activities	(27,900)	(660)	—	(28,560)

Net increase (decrease) in cash and cash equivalents	9,907	(11,292)	—	(1,385)
Cash and cash equivalents, beginning of year	11,358	21,089	—	32,447

Cash and cash equivalents, end of period	$21,265	$9,797	$—	$31,062

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Quarterly Financial Data (unaudited)

	Net Sales	Operating (Loss) Profit	Net (Loss) Income
	(in thousands)
2011
First Quarter	$619,147	$(3,112)	$(8,089)
Second Quarter	692,279	10,268	261
Third Quarter	808,115	28,379	9,091
Fourth Quarter	1,047,335	(2,203)	(9,382)
2010
First Quarter	$620,926	$(23,654)	$(19,310)
Second Quarter	594,748	(34,045)	(25,345)
Third Quarter	705,322	(11,977)	(16,852)
Fourth Quarter	733,405	(8,415)	(14,627)

Operating (Loss) Profit for the third and fourth quarters of 2011 includes derivative gains (losses) of $1,337,000 and ($60,070,000) respectively.

18. Legal Proceedings.

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

19. Subsequent Event.

The Company has reached an early settlement agreement with its refinery employees represented by the International Union of Operating Engineers, Local 95. The contract is effective February 1, 2012 and expires February 1, 2017. The agreement generally provides for improvement in wages, as well as changes to active and retiree healthcare, pension benefits and the defined contribution plan for the bargaining unit. These changes to the healthcare and pension plans are the same as the healthcare and pension plans provided to salaried employees effective September, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended), as of August 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011 and concluded that it is effective.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information as of November 29, 2011 with respect to all directors and executive officers of the Company.

Name	Age	Position
John A. Catsimatidis	63	Chairman of the Board, Chief Executive Officer, Director
Myron L. Turfitt	59	President, Chief Operating Officer, Director
Ashton L. Ditka	70	Senior Vice President—Marketing
Thomas E. Skarada	69	Vice President—Refining
Frederick J. Martin, Jr.	57	Vice President—Supply and Transportation
James E. Murphy	66	Vice President, Chief Financial Officer and Treasurer
John R. Wagner	52	Vice President, General Counsel and Secretary
Martin R. Bring	69	Director
Jacob Feinstein	68	Director
Kishore Lall	64	Director
Douglas Lemmonds	64	Director
Andrew Maloney	80	Director

John A. Catsimatidis has been Chairman of the Board and Chief Executive Officer since February 1986, when his wholly-owned company, United Acquisition Corp., purchased our parent. He also served as President from February 1986 until September 1996. He also is Chairman of the Board, Chief Executive Officer, President, and the founder of Red Apple Group, Inc. (a holding company for certain businesses, including the Company and corporations which operate supermarkets in New York). Mr. Catsimatidis’s broad experience as a senior executive and owner of other operating businesses, his experience as a successful investor in real estate, and his twenty five year tenure as Chief Executive Officer of the Company lead us to conclude that he will make significant contributions as a director.

Myron L. Turfitt has been President and Chief Operating Officer since September 1996. From June 1987 to September 1996 he was Chief Financial Officer and Executive Vice President. From August 1983 until June 1987 he was Senior Vice President-Finance and from July 1981 to August 1983, Mr. Turfitt held the position of Vice President, Accounting and Administration. Mr. Turfitt is a CPA with over 30 years of financial and operations experience in all phases of the petroleum business including exploration and production, refining and retail marketing. His experience covers both fully-integrated major oil companies and large independents. Mr. Turfitt’s experience and training as a certified public accountant, his prior experience in other aspects of the petroleum business and his over thirty years of financial and operational experience with the Company lead us to conclude that he will make significant contributions as a director.

Ashton L. Ditka has been Senior Vice President-Marketing since July 1990. From December 1989 to July 1990 he was Vice President-Wholesale & Retail Marketing and from August 1976 until December 1989 he was Vice President-Wholesale Marketing. Mr. Ditka has over 40 years of experience in the petroleum industry, including 11 years in retail marketing with Atlantic Richfield Company.

Thomas E. Skarada has been Vice President-Refining since February 1996. From September 1994 to February 1996 he was Assistant Vice President-Refining and from March 1993, when he joined us, to September 1994 he was Director of Regulatory Compliance. Over his 40 year refining and marketing career, Mr. Skarada has worked in virtually every segment of the downstream business including supply, distribution, refinery operations, economics, planning, research and development. He has 18 years of managerial experience with Sun Refining and Marketing Co. and one year consulting with Muse Stancil and Co. in Dallas, Texas.

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

Martin R. Bring has served as a Director since 1988. Since November 2004, he has been a partner at the law firm of Ellenoff, Grossman & Schole LLP. Previously he was a stockholder in Anderson, Kill & Olick, P.C., a New York law firm, from February 2002 to November 2004. Prior thereto Mr. Bring was a partner in the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, a Philadelphia, Pennsylvania law firm and its predecessor law firm for more than 5 years. Mr. Bring’s 44 years of experience as a corporate attorney and 25 years of involvement as a legal advisor to the Company lead us to conclude that he will make significant contributions as a director.

Jacob Feinstein has served as a Director since 2006. Since 1999, he has been employed as a Consultant to the electric power industry in disciplines such as management, transmission, generation interconnection and power system operation and control. From 1998 to 1999, he was employed by Cogen Technologies, Inc. as a Vice President. From 1991 to 1998, he was employed by Consolidated Edison Company of New York, Inc. as a Vice President. Mr. Feinsten’s management expertise and long involvement in the energy industry lead us to conclude that he will make significant contributions as a director.

Kishore Lall has served as a Director since 1997. He is currently Managing Director & Global Head/ Diamonds & Jewelry with Standard Chartered Bank, London. He was Global Head, Business Development, International Diamond and Jewelry Group of ABN AMRO Bank in New York from September 2005 to September 2008. He served as Chief Financial Officer of Gristede’s Foods, Inc. an affiliate of the Company from August 2003 to August 2005 and Executive Vice President-Finance and Administration and Secretary of Gristede’s Foods, Inc. from May 2002 to August 2005. From January 1997 to October 1997 he served as a consultant to Red Apple Group, Inc. From June 1994 to December 1996 was a private investor. From January 1991 to May 1994 he was Senior Vice President and Head of Commercial Banking of ABN AMRO Bank (New York branch). Mr. Lall’s experience in commercial and investment banking lead us to conclude that he will make significant contributions as a director.

Douglas Lemmonds has served as a Director since 1997. He has also served as Executive Vice President at SunTrust Bank (Washington D.C.) since 2002. From May 1996 to 2002 he served as Managing Director and the Chief Operating Officer, Private Banking-Americas of the Deutsche Bank Group. Private Banking-Americas operates across four separate legal entities, including a registered investment advisor, a broker-dealer, a trust company and a commercial bank. From June 1991 to May 1996 Mr. Lemmonds was the Regional Director of Private Banking of the Northeast Regional Office of the Bank of America and from August 1973 to June 1991 he held various other positions with Bank of America. Mr. Lemmond’s experience in senior management positions with various and banking institutions lead us to conclude that he will make significant contributions as a director.

Andrew Maloney has served as a Director since 1997. He has also been counsel to De Feis O’Connell & Rose, a New York law firm since January 2003. From April 1998 to December 2002, Mr. Maloney was counsel to Kramer Levin Naftalis & Frankel LLP, a New York law firm. From December 1992 to April 1998 was a partner at Brown & Wood LLP, a New York law firm. From June 1986 to December 1992 he was the United States Attorney for the Eastern District of New York. Mr. Maloney’s training and experience as an attorney in private practice and his experience with both government and law enforcement as a United States Attorney lead us to conclude that he will make significant contributions as a director.

Board Independence

Although the Company’s securities are not listed on any national securities exchange and we are therefore not required to have a majority of independent directors, we apply the NYSE AMEX standard for independent directors to determine which, if any, of our directors are independent pursuant to such definition. The NYSE AMEX defines an independent director generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

The Company has determined that Messrs. Feinstein, Lall, Lemmonds and Maloney are independent directors as defined under the NYSE AMEX Rule 803.

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

Nominating Committee

We do not have a nominating committee at this time and believe this is appropriate for our Company as we have one indirect stockholder of the Company, our Chairman and Chief Executive Officer, John A. Catsimatidis. The Board of Directors, as a whole, participates in the consideration of director nominees. The Board of Directors does not have a policy with regard to the consideration of any director candidates recommended by security holders and the Board believes this is appropriate as the Company has one indirect stockholder. There are no specific minimum qualifications that the Board believes must be met by a board nominee.

Code Of Ethics

We have adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 which is filed as Exhibit 14.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003. A copy of the Code of Ethics is available for review on the Company’s website at www.urc.com. In the event we determine to amend or waive certain provisions of this code of ethics, we will disclose such amendments or waivers on our website at http://www.urc.com under the heading “Code of Ethics”. Any person may request, and the Company will provide without charge, a copy of such code of ethics by writing to John R. Wagner, General Counsel, 15 Bradley Street, Warren, Pennsylvania 16365.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Summary Compensation Table and supplementary tables that follow describe the compensation paid to our Chairman of the Board and Chief Executive Officer (“CEO”), Vice President and Chief Financial Officer (“CFO”), President and Chief Operating Officer (“COO”), Senior Vice President Marketing and Vice President Refining for 2011.

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

The following table sets forth the compensation paid by the Company to its principal executive officer and principal financial officer and each of the three other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended August 31, 2011.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Annual Compensation		Change in Pension Value ($) (1)	Other Compensation ($) (2)	Total ($)
		Salary ($)	Bonus ($)
John A. Catsimatidis	2011	$650,000	$—	$(40,420)	$17,414	$626,994
Chairman of the Board &	2010	650,000	1,100,000	78,965	3,564	1,832,529
Chief Executive Officer	2009	650,000	1,000,000	96,841	3,564	1,750,405

James E. Murphy	2011	$125,500	$6,275	$(34,395)	$15,291	$112,671
Vice President &	2010	125,500	75,000	110,721	11,222	322,443
Chief Financial Officer	2009	120,025	40,000	106,076	13,833	279,934

Myron L. Turfitt	2011	$420,000	$—	$20,782	$31,022	$471,804
President &	2010	420,000	700,000	180,728	8,258	1,308,986
Chief Operating Officer	2009	420,000	650,000	197,754	8,069	1,275,823

Ashton L. Ditka	2011	$193,833	$9,692	$(48,797)	$20,261	$174,989
Senior Vice President	2010	193,833	80,000	66,945	8,250	349,028
Marketing	2009	193,833	70,000	—	8,165	271,998

Thomas E. Skarada	2011	$148,140	$7,407	$(46,401)	$18,169	$127,315
Vice President	2010	148,140	80,000	52,600	15,290	296,030
Refining	2009	148,140	70,000	34,013	19,051	271,204

(1)	Amounts in this column reflect the actuarial increase in the present value at August 31, 2011 compared to August 31, 2010 of the named executive officer’s benefits under the Defined Benefit Plan.
(2)	Amounts in this column represent the total of all perquisites (non-cash benefits and perquisites such as the use of employer-owned automobiles, membership dues and other personal benefits), employee benefits (employer cost of life insurance), and employer contributions to defined contribution plans (the 401(K) Plan). Amounts are reported separately under the “All Other Compensations” table below.

2011 ALL OTHER COMPENSATION

Name	Automobile Usage	Company Contribution To 401(k) Plan	Life Insurance Premium	Total All Other
John A. Catsimatidis	$—	$13,850	$3,564	$17,414
James E. Murphy	$4,683	$7,530	$3,078	$15,291
Myron L. Turfitt	$5,600	$23,100	$2,322	$31,022
Ashton L. Ditka	$3,480	$11,630	$5,151	$20,261
Thomas E. Skarada	$5,516	$8,888	$3,764	$18,168

PENSION BENEFITS

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
John A. Catsimatidis	United Refining Company Pension Plan for Salaried Employees	24.53	$827,658	$—

James E. Murphy	United Refining Company Pension Plan for Salaried Employees	28.29	$600,091	$—

Myron L. Turfitt	United Refining Company Pension Plan for Salaried Employees	32.17	$1,172,915	$—

Ashton L. Ditka	United Refining Company Pension Plan for Salaried Employees	34.08	$908,748	$—

Thomas E. Skarada	United Refining Company Pension Plan for Salaried Employees	17.42	$472,668	$—

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

The United Refining Company’s Pension Plan for Salaried Employees was frozen effective August 31, 2011 and participants will no longer accrue a benefit under the Plan. The Plan has been replaced by a new 3% 401(k) contribution.

The benefit formula is based on the average earnings of the participant for the three years in which such participant’s earnings were the highest. Earnings include salary and bonus up to a maximum of the IRC 401(a)(17) limit, which for 2011 is $245,000. Benefits are calculated by multiplying the sum of (a) 1.1% of average earnings up to the Social Security compensation base, plus (b) 1.25% of average earnings in excess of the Social Security compensation base, by (c) the number of years of service. Payments of retirement benefits are not reduced by any Social Security benefits received by the participant. Effective May 2001, for purposes of calculating retirement benefits, the Company has fixed the earnings subject to tax under the Federal Insurance Contribution Act at $76,200.00 for years after 2001 for purposes of calculating Social Security compensation base.

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

The present value of accumulated benefits in the table above has been determined by an independent actuary. These assumptions for August 31, 2011 include a 5.05% discount rate and the RP 2000 mortality table projected to 2015 with a 15-year phase-in and no collar adjustment, each of which is consistent with the assumptions used for FYE 2010 financial reporting. Further, it was assumed that benefits will commence at the earliest age in which an unreduced benefit is available (age 59.5 or current age if later) and there will be no turnover or death prior to retirement.

DIRECTOR COMPENSATION

The Company pays its non-officer Directors an annual retainer of $15,000 per year and $1,000 for meetings attended. Directors are reimbursed for reasonable travel, meals, lodging and other expenses incidental to attendance at meetings.

2011 Director Compensation

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

(1) Martin R. Bring is a partner in the firm of Ellenoff, Grossman and Schole LLP. Mr. Bring was paid $204,000 on a retainer basis for legal and consulting services during fiscal 2011.

(2) Chairman of the Board and Chief Executive Officer of the Company.

(3) President and Chief Operating Officer of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding ownership of Common Stock on November 29, 2011 by: (i) each stockholder known to the Company to own beneficially, directly or indirectly, more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s directors; and (iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investing power with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class
John A. Catsimatidis 823 Eleventh Avenue New York, NY 10019	100	100%

All officers and directors as a group (12 persons)	100	100%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2011, 2010 and 2009, $5,102,000, $5,102,000, and $5,102,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 18 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2011, 2010 and 2009, the Company billed the affiliate $1,266,000, $1,243,000, and $1,219,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2011 and 2010, the Company had a receivable (payable) to the affiliate of $175,000 and $(138,000), respectively, under the terms of the agreement, which is included in Amounts Due from Affiliated Companies, Net.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2011, 2010 and 2009, the Company billed the affiliate $2,032,000, $2,099,000, and $2,245,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 50 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2011, 2010 and 2009, net sales to the affiliate amounted to $184,749,000, $140,277,000 and $112,878,000, respectively. As of August 31, 2011 and 2010, the Company had a receivable (payable) to the affiliate of $342,000 and $(344,000), respectively, under the terms of the agreement.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2011, 2010 and 2009, such fees amounted to approximately $2,000,000, $2,000,000, and $2,000,000, respectively, which is included in Selling, General and Administrative Expenses.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to the tax years ended August 31, 2011 and 2010 amounted to $2,289,000 and $502,000, respectively and have been recorded as a capital contribution. As of August 31, 2011 and 2010, the Company had a receivable from the Parent of $2,586,326 and $3,455,000, respectively, under the terms of the Tax Sharing Agreement.

During the years ended August 31, 2011, 2010 and 2009, the Company incurred $372,000 in each year as its share of occupancy expenses for our offices in New York that it shares with affiliates of the Company. Such offices are located in a building owned by John Catsimatidis.

United Refining, Inc. of which the Company is a wholly-owned subsidiary, purchased $8,500,000 of the Senior Secured Notes due 2018 sold by the Company in March 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following represents amounts billed and amounts expected to be billed to the Company for the professional services of BDO USA, LLP rendered during fiscal years 2011 and 2010:

	2011	2010
Audit Fees	$801,000	$546,000
Audit—Related Fees
Tax Fees	—	—
All Other Fees	—	—

Total	$801,000	$546,000

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

A list of all financial statements filed as part of this report is contained in the index to Item 8, which index is incorporated herein by reference.

     (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule II—Valuation and Qualifying Accounts

     (3) Exhibits

Number	Description
3.1	Certificate of Incorporation of United Refining Company (“URC”). Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-35083) (the “Registration Statement”).

3.2	Bylaws of URC. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

3.3	Certificate of Incorporation of United Refining Company of Pennsylvania (“URCP”). Incorporated by reference to Exhibit 3.3 to the Registration Statement.

3.4	Bylaws of URCP. Incorporated by reference to Exhibit 3.4 to the Registration Statement.

3.5	Certificate of Incorporation of Kiantone Pipeline Corporation (“KPC”). Incorporated by reference to Exhibit 3.5 to the Registration Statement.
3.6	Bylaws of KPC. Incorporated by reference to Exhibit 3.6 to the Registration Statement.

3.7	Certificate of Incorporation of Kiantone Pipeline Company (“KPCY”). Incorporated by reference to Exhibit 3.7 to the Registration Statement.

3.8	Bylaws of KPCY. Incorporated by reference to Exhibit 3.8 to the registration Statement.

3.9	Certificate of Incorporation of Kwik Fill Corporation. (“K-FC”). Incorporated by reference to Exhibit 3.9 to the Registration Statement.

3.10	Bylaws of K-FC. Incorporated by reference to Exhibit 3.10 to the Registration Statement.

3.11	Certificate of Incorporation of Independent Gasoline & Oil Company of Rochester, Inc. (“IGOCRI”). Incorporated by reference to Exhibit 3.11 to the Registration Statement.

3.12	Bylaws of IGOCRI. Incorporated by reference to Exhibit 3.12 to the Registration Statement.

3.13	Certificate of Incorporation of Bell Oil Corp. (“BOC”). Incorporated by reference to Exhibit 3.13 to the Registration Statement.

3.14	Bylaws of BOC. Incorporated by reference to Exhibit 3.14 to the Registration Statement.

3.15	Certificate of Incorporation of PPC, Inc. (“PPCI”). Incorporated by reference to Exhibit 3.15 to the Registration Statement.

3.16	Bylaws of PPCI. Incorporated by reference to Exhibit 3.16 to the Registration Statement.

3.17	Certificate of Incorporation of Super Test Petroleum, Inc. (“STPI”). Incorporated by reference to Exhibit 3.17 to the Registration Statement.

3.18	Bylaws of STPI. Incorporated by reference to Exhibit 3.18 to the Registration Statement.

3.19	Certificate of Incorporation of Kwik-Fil, Inc. (“K-FI”). Incorporated by reference to Exhibit 3.19 to the Registration Statement.

Number	Description

3.20	Bylaws of K-FI. Incorporated by reference to Exhibit 3.20 to the Registration Statement.

3.21	Certificate of Incorporation of Vulcan Asphalt Refining Corporation (“VARC”). Incorporated by reference to Exhibit 3.21 to the Registration Statement.

3.22	Bylaws of VARC. Incorporated by reference to Exhibit 3.22 to the Registration Statement.

3.23	Certificate of Incorporation of United Jet Center, Inc. (“UJCI”). Incorporated by reference to Exhibit 3.23 to the Registration Statement.

3.24	Bylaws of UJCI. Incorporated by reference to Exhibit 3.24 to the Registration Statement.

4.1	First Supplemental Indenture, dated March 8, 2011, by and among URC, CFI, KPC, KPCY, UJCI, URCP, KFC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and The Bank of New York Mellon, as trustee relating to the 10 1/2% Senior Notes due 2012 . Incorporated by reference to Exhibit 4.1 to URC’s Current Report on Form 8-K filed on March 11, 2011.

4.2	Indenture dated as of March 8, 2011, among URC, CFI, KPC, KPCY, UJCI, URCP, KFC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent, relating to the 10.500% First Priority Senior Secured Notes due 2018. Incorporated by reference to Exhibit 4.2 to URC’s amended Current Report on Form 8-K filed on March 22, 2011.

4.3	Form of Note (included in Exhibit 4.2).

10.1	Servicing Agreement dated June 9, 1997 between URC and Red Apple Group, Inc. Incorporated by reference to Exhibit 10.4 to the Registration Statement.

10.2	Amended and Restated Credit Agreement, dated May 18, 2011, by and among United Refining Company, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation, Country Fair, Inc., the lenders party thereto, PNC Capital Markets LLC and Merrill Lynch, Pierce, Fenner & Smith Inc., as Co-Lead Arrangers and Joint Bookrunners, PNC Bank, National Association, as Administrative Agent and Bank of America, N.A., as Documentation Agent. Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-173809).

10.3	Purchase Agreement dated February 25, 2011, by and between United Refining Company and Credit Suisse Securities (USA) LLC relating to the purchase of $365,000,000 of 10.500% First Priority Senior Secured Notes Due 2018. Incorporated by reference to Exhibit 10.1 to URC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011.

10.4	Registration Rights Agreement dated March 8, 2011, between URC, CFI, KPC, KPCY, UJCI, URCP, KFC, IGOCRI, BOC, STPI, K-FI, VARC and Credit Suisse Securities (USA) LLC, as representative for the several initial purchasers named therein. Incorporated by reference to Exhibit 4.4 to URC’s Current Report on Form 8-K filed on March 11, 2011.

10.5	Security Agreement, dated March 8, 2011, between URC and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated by reference to Exhibit 4.3 to URC’s Current Report on Form 8-K filed on March 11, 2011.

10.6	Intercreditor Agreement dated as of March 8, 2011, by and among The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, PNC Bank, National Association, as Agent for itself and the Bank Lenders, URC, URCP, KPC, CFI and K-FI. Incorporated by reference to Exhibit 10.1 to URC’s Current Report on Form 8-K filed on March 11, 2011.

10.7	Open-End Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of March 8, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated by reference to Exhibit 10.2 to URC’s Current Report on Form 8-K filed on March 11, 2011.

Number	Description

14.1	Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 14.1 in Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2003.

21.1	Subsidiaries of the Registrants. A) Incorporated by reference to Exhibit 21.1 to the Registration Statement. B) Country Fair, Inc. Incorporated in the Commonwealth of Pennsylvania in 1965, doing business as “Country Fair”.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholder of United Refining Company

Warren, Pennsylvania

The audits referred to in our report dated November 29, 2011 relating to the consolidated financial statements of United Refining Company, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York

November 29, 2011

UNITED REFINING COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End Of Period
Year ended August 31, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$2,892	$2,929	$(3,296)	$2,525

Year ended August 31, 2010:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$2,525	$954	$(1,429)	$2,050

Year ended August 31, 2011:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$2,050	$1,347	$(1,597)	$1,800

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY
Dated: November 29, 2011	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2011

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	November 29, 2011

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2011

/s/ Martin R. Bring Martin R. Bring	Director	November 29, 2011

/s/ Jacob Feinstein Jacob Feinstein	Director	November 29, 2011

/s/ Kishore Lall Kishore Lall	Director	November 29, 2011

/s/ Douglas Lemmonds Douglas Lemmonds	Director	November 29, 2011

/s/ Andrew Maloney Andrew Maloney	Director	November 29, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY OF PENNSYLVANIA
Dated: November 29, 2011	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2011

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer	November 29, 2011

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE CORPORATION
Dated: November 29, 2011	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2011

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	November 29, 2011

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE COMPANY
Dated: November 29, 2011	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2011

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2011

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED JET CENTER, INC.
Dated: November 29, 2011	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2011

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2011

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VULCAN ASPHALT REFINING CORPORATION
Dated: November 29, 2011	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2011

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2011

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FIL, INC.
Dated: November 29, 2011	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2011

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2011

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FILLCORPORATION
Dated: November 29, 2011	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2011

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2011

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT GASOLINE & OIL COMPANY OF ROCHESTER, INC.
Dated: November 29, 2011	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2011

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2011

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELL OIL CORP.
Dated: November 29, 2011	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2011

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2011

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPC, INC.
Dated: November 29, 2011	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2011

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2011

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER TEST PETROLEUM, INC.
Dated: November 29, 2011	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2011

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2011

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTRY FAIR, INC.
Dated: November 29, 2011	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board	November 29, 2011

/s/ Myron L. Turfitt Myron L. Turfitt	President and Chief Operating Officer	November 29, 2011

/s/ James E. Murphy James E. Murphy	Vice President - Finance	November 29, 2011

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Corporation during the fiscal year ended August 31, 2011.