Form 10-Q
period 2011-11-30
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL CORP; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2012-01-17
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 17, 2012, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	November 30, 2011 (unaudited)	August 31, 2011
Assets
Current:
Cash and cash equivalents	$58,315	$16,660
Accounts receivable, net	104,296	111,426
Derivative asset	8,409	—
Inventories	155,161	171,880
Prepaid expenses and other assets	29,448	40,387
Deferred income taxes	—	14,458
Amounts due from affiliated companies, net	1,011	3,104

Total current assets	356,640	357,915
Property, plant and equipment, net	272,770	270,974
Deferred financing costs, net	9,728	10,148
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,243	1,270
Deferred turnaround costs and other assets, net	21,256	18,455

	$673,486	$670,611

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,077	$978
Accounts payable	66,316	79,946
Derivative liability	—	55,720
Accrued liabilities	26,348	15,358
Income taxes payable	12,276	2,627
Sales, use and fuel taxes payable	14,477	16,637
Deferred income taxes	9,825	—

Total current liabilities	130,319	171,266
Revolving credit facility	—	24,000
Long term debt: less current installments	356,802	356,109
Deferred income taxes	23,944	11,353
Deferred retirement benefits	69,623	87,130

Total liabilities	580,688	649,858

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	24,789	24,789
Retained earnings	72,158	10,112
Accumulated other comprehensive loss	(4,149)	(14,148)

Total stockholder’s equity	92,798	20,753

	$673,486	$670,611

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations – (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2011	2010
Net sales	$944,031	$619,147

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and gains on derivative contracts)	832,712	580,837
Gains on derivative contracts	(51,291)	—
Selling, general and administrative expenses	40,647	35,786
Depreciation and amortization expenses	5,973	5,636

	828,041	622,259

Operating income (loss)	115,990	(3,112)

Other income (expense):
Interest expense, net	(10,253)	(8,914)
Other, net	(577)	(581)

	(10,830)	(9,495)

Income (loss) before income tax expense (benefit)	105,160	(12,607)
Income tax expense (benefit)	43,114	(4,518)

Net income (loss)	$62,046	$(8,089)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$62,046	$(8,089)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,856	5,718
Unrealized gain on derivative contracts	(59,638)	—
Deferred income taxes	29,925	1,392
Loss on asset dispositions	296	2
Cash provided by working capital items	37,239	28,423
Other, net	1	1
Change in operating assets and liabilities:
Additions to other assets, net	(3,319)	—
Deferred retirement benefits	(559)	(1,285)

Total adjustments	10,801	34,251

Net cash provided by operating activities	72,847	26,162

Cash flows from investing activities:
Additions to property, plant and equipment	(6,097)	(10,886)
Additions to turnaround costs	(820)	(3,642)
Proceeds from asset dispositions	—	1

Net cash used in investing activities	(6,917)	(14,527)

Cash flows from financing activities:
Net reductions on revolving credit facility	(24,000)	(9,000)
Principal reductions of long-term debt	(275)	(326)

Net cash used in financing activities	(24,275)	(9,326)

Net increase in cash and cash equivalents	41,655	2,309
Cash and cash equivalents, beginning of year	16,660	17,170

Cash and cash equivalents, end of period	$58,315	$19,479

Cash provided by (used in) working capital items:
Accounts receivable, net	$7,130	$(7,784)
Derivative asset/liability	(4,491)	—
Inventories	16,719	63,008
Prepaid expenses and other assets	10,939	(10,645)
Amounts due from affiliated companies, net	2,093	(312)
Accounts payable	(13,630)	(22,967)
Accrued liabilities	10,990	9,466
Income taxes payable	9,649	(552)
Sales, use and fuel taxes payable	(2,160)	(1,791)

Total change	$37,239	$28,423

Cash paid during the period for:
Interest	$427	$662
Income taxes	$3,696	$291

Non-cash investing activities:
Property additions & capital leases	$605	$34

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2011.

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

3.	Derivative Instruments

From time to time, the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, historically crude oil option contracts (puts) and crackspread option contracts have been used to hedge the volatility of these items. The Company does not enter such contracts for speculative purposes. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its statement of operations. The Company includes the carrying amounts of the contracts in derivative asset or derivative liability in its Consolidated Balance Sheet.

At November 30, 2011, the Company had 3,353,000 barrels of heating oil and gasoline crackspread swaps outstanding as part of its risk management strategy. This represents approximately 26.7% of the Company’s scheduled motor gasoline production through March 2012 and approximately 43.0% of scheduled distillate production through December 2012. The remainder of the crackspread swap contracts expire sequentially beginning December 2011 through December 2012. These derivative instruments are being used by the Company to lock in margins on future sales by the Company of heating oil and gasoline.

The fair value and balance sheet classification of our derivative instruments at November 30, 2011 and August 31, 2011 are as follows:

	November 30, 2011
	Notional Balance	Maturity Date	Derivative Asset
	(in thousands)
Designated as hedges under ASC 815
None	—	—	$—
Not designated as hedges under ASC 815
Heating oil and gasoline crackspread swaps	3,353 barrels	Monthly December 2011 through December 2012	8,409

Total derivative instruments	3,353 barrels		$8,409

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

During the three months ended November 30, 2011 and 2010, the Company recognized $51,291,000 and $0 of gains in costs and expenses in its Consolidated Statement of Operations, respectively.

At November 30, 2010, the Company had no derivative financial instruments outstanding and did not recognize any gains or losses from its risk management strategy for the period then ended.

4.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include various parts for the refinery operations.

Inventories consist of the following:

	November 30, 2011	August 31, 2011
	(in thousands)
Crude Oil	$38,403	$32,829
Petroleum Products	72,294	95,370

Total @ LIFO	110,697	128,199

Merchandise	21,991	21,408
Supplies	22,473	22,273

Total @ FIFO	44,464	43,681

Total Inventory	$155,161	$171,880

As of November 30, 2011 and August 31, 2011, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $96,089,000 and $92,059,000, respectively.

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

Condensed Consolidating Balance Sheets

(in thousands, except share and per share amounts)

	November 30, 2011				August 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$48,637	$9,678	$—	$58,315	$5,927	$10,733	$—	$16,660
Accounts receivable, net	65,663	38,633	—	104,296	66,758	44,668	—	111,426
Derivative asset	8,409	—	—	8,409	—	—	—	—
Inventories	128,308	26,853	—	155,161	145,713	26,167	—	171,880
Prepaid expenses and other assets	24,679	4,769	—	29,448	36,731	3,656	—	40,387
Deferred income taxes	—	—	—	—	13,120	1,338	—	14,458
Amounts due from affiliated companies	1,851	(840)	—	1,011	2,586	518	—	3,104
Intercompany	111,154	20,200	(131,354)	—	121,933	20,882	(142,815)	—

Total current assets	388,701	99,293	(131,354)	356,640	392,768	107,962	(142,815)	357,915
Property, plant and equipment, net	197,677	75,093	—	272,770	196,521	74,453	—	270,974
Deferred financing costs, net	9,728	—	—	9,728	10,148	—	—	10,148
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,243	—	1,243	—	1,270	—	1,270
Deferred turnaround costs & other assets	19,847	1,409	—	21,256	17,803	652	—	18,455
Investment in subsidiaries	13,156	—	(13,156)	—	9,267	—	(9,267)	—

	$629,109	$188,887	$(144,510)	$673,486	$626,507	$196,186	$(152,082)	$670,611

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

	November 30, 2011				August 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$766	$311	$—	$1,077	$654	$324	$—	$978
Accounts payable	45,218	21,098	—	66,316	58,246	21,700	—	79,946
Derivative liability	—	—	—	—	55,720	—	—	55,720
Accrued liabilities	19,534	6,814	—	26,348	8,726	6,632	—	15,358
Income taxes payable	10,496	1,780	—	12,276	3,181	(554)	—	2,627
Sales, use and fuel taxes payable	10,716	3,761	—	14,477	12,322	4,315	—	16,637
Deferred income taxes	11,163	(1,338)	—	9,825	—	—	—	—
Intercompany	—	131,354	(131,354)	—	—	142,815	(142,815)	—

Total current liabilities	97,893	163,780	(131,354)	130,319	138,849	175,232	(142,815)	171,266

Revolving credit facility	—	—	—	—	24,000	—	—	24,000
Long term debt: less current installments	354,970	1,832	—	356,802	354,264	1,845	—	356,109
Deferred income taxes	15,506	8,438	—	23,944	3,245	8,108	—	11,353
Deferred retirement benefits	67,942	1,681	—	69,623	85,396	1,734	—	87,130

Total liabilities	536,311	175,731	(131,354)	580,688	605,754	186,919	(142,815)	649,858

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	24,789	10,651	(10,651)	24,789	24,789	10,651	(10,651)	24,789
Retained earnings	72,158	3,510	(3,510)	72,158	10,112	(354)	354	10,112
Accumulated other comprehensive loss	(4,149)	(1,023)	1,023	(4,149)	(14,148)	(1,048)	1,048	(14,148)

Total stockholder’s equity	92,798	13,156	(13,156)	92,798	20,753	9,267	(9,267)	20,753

	$629,109	$188,887	$(144,510)	$673,486	$626,507	$196,186	$(152,082)	$670,611

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Statements of Operations

(in thousands)

	Three Months Ended November 30, 2011				Three Months Ended November 30, 2010
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$738,229	$421,598	$(215,796)	$944,031	$445,144	$351,981	$(177,978)	$619,147

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and gains on derivative contracts)	668,168	380,340	(215,796)	832,712	438,483	320,332	(177,978)	580,837
Gains on derivative contracts	(51,291)	—	—	(51,291)	—	—	—	—
Selling, general and administrative expenses	7,308	33,339	—	40,647	4,224	31,562	—	35,786
Depreciation and amortization expenses	4,410	1,563	—	5,973	4,051	1,585	—	5,636

	628,595	415,242	(215,796)	828,041	446,758	353,479	(177,978)	622,259

Operating income (loss)	109,634	6,356	—	115,990	(1,614)	(1,498)	—	(3,112)

Other income (expense):
Interest expense, net	(10,135)	(118)	—	(10,253)	(8,715)	(199)	—	(8,914)
Other, net	(863)	286	—	(577)	(807)	226	—	(581)
Equity in net income (loss) of subsidiaries	3,864	—	(3,864)	—	(996)	—	996	—

	(7,134)	168	(3,864)	(10,830)	(10,518)	27	996	(9,495)

Income (loss) before income tax expense (benefit)	102,500	6,524	(3,864)	105,160	(12,132)	(1,471)	996	(12,607)
Income tax expense (benefit)	40,454	2,660	—	43,114	(4,043)	(475)	—	(4,518)

Net income (loss)	$62,046	$3,864	$(3,864)	$62,046	$(8,089)	$(996)	$996	$(8,089)

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(in thousands)

	Three Months Ended November 30, 2011				Three Months Ended November 30, 2010
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$70,642	$2,205	$—	$72,847	$22,781	$3,381	$—	$26,162

Cash flows from investing activities:
Additions to property, plant and equipment	(3,741)	(2,356)	—	(6,097)	(9,598)	(1,288)	—	(10,886)
Additions to deferred turnaround costs	(12)	(808)	—	(820)	(3,642)	—	—	(3,642)
Proceeds from asset dispositions	—	—	—	—	—	1	—	1

Net cash used in investing activities	(3,753)	(3,164)	—	(6,917)	(13,240)	(1,287)	—	(14,527)

Cash flows from financing activities:
Net reductions on revolving credit facility	(24,000)	—	—	(24,000)	(9,000)	—	—	(9,000)
Principal reductions of long-term debt	(179)	(96)	—	(275)	(154)	(172)	—	(326)

Net cash used in financing activities	(24,179)	(96)	—	(24,275)	(9,154)	(172)	—	(9,326)

Net increase in cash and cash equivalents	42,710	(1,055)	—	41,655	387	1,922	—	2,309
Cash and cash equivalents, beginning of year	5,927	10,733	—	16,660	7,765	9,405	—	17,170

Cash and cash equivalents, end of period	$48,637	$9,678	$—	$58,315	$8,152	$11,327	$—	$19,479

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

6.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended November 30,
	2011	2010
Net Sales
Retail	$420,319	$351,219
Wholesale	523,712	267,928

	$944,031	$619,147

Intersegment Sales
Wholesale	$214,517	$177,216

Operating Income (Loss)
Retail	$6,220	$(1,273)
Wholesale	109,770	(1,839)

	$115,990	$(3,112)

Depreciation and Amortization
Retail	$1,401	$1,413
Wholesale	4,572	4,223

	$5,973	$5,636

Capital Expenditures (including non-cash)
Retail	$2,403	$1,142
Wholesale	4,299	9,778

	$6,702	$10,920

	November 30, 2011	August 31, 2011
Total Assets
Retail	$159,905	$167,359
Wholesale	513,581	503,252

	$673,486	$670,611

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

7.	Employee Benefit Plans

For the periods ended November 30, 2011 and 2010, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended November 30,		Three Months Ended November 30,
	2011	2010	2011	2010
	(in thousands)
Service cost	$423	$447	$466	$377
Interest cost on benefit obligation	1,318	1,244	748	630
Expected return on plan assets	(1,179)	(1,135)	—	—
Amortization and deferral of net loss	376	509	(264)	(282)

Net periodic benefit cost	$938	$1,065	$950	$725

As of November 30, 2011, $1,642,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2012.

In November 2011, the Company reached an agreement with the International Union of Operating Engineers Local 95, which represents the employees operating the refinery. The new agreement will be effective February 1, 2012 and expires on February 1, 2017. Under the new collective bargaining agreement (Agreement), changes were made to healthcare and pension benefits provided by the Company. Effective February 1, 2012, medical benefits in retirement for new hires and active employees covered under the Agreement were eliminated. For employees covered under the Agreement meeting certain age and service requirements, the Company will contribute a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective February 1, 2012, benefits under the Company’s defined benefit pension plan sponsored for employees covered under the agreement were frozen. The Company will provide an enhanced contribution under its defined contribution 401 (k) plan as well as a transition contribution for older employees. Additionally, deductibles and co-payments will be added to the medical benefits for employees covered under the Agreement.

As a result of the November, 2011 agreement and related plan design changes, a remeasurement of fiscal year 2012 expense pursuant to ASC 715-30 and ASC 715-60 was required, resulting in plan curtailments. As a result of such curtailments during the quarter ended November 30, 2011, the pension liability was reduced by $4,743,000 with a credit to accumulated other comprehensive loss (AOCL) of $4,552,000 and a credit to income of $191,000. Further, the postretirement welfare plan liability was reduced by $12,161,000 and AOCL credited for $12,298,000, with a charge to income of $137,000. The activity in AOCL was recorded net of related income tax effects.

The Company accrues post-retirement benefits other than pensions, during the years that the employees render the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents.

8.	Fair Value Measurements

The carrying values of all financial instruments classified as a current asset or current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The fair value (was less than) exceeded the carrying value of the senior notes at November 30, 2011 and August 31, 2011 by $(21,552,000) and $6,684,000, respectively.

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

Recent Developments

The Company continues to be impacted by the volatility of the petroleum market in fiscal year 2012. The average NYMEX crude price for the second fiscal quarter based on values published on January 6, 2012 was $99.10/bbl, a $12.92/bbl or 15.0% increase from the average price for the first fiscal quarter of 2012 which was $86.18/bbl.

The lagged 3-2-1 crackspread, as measured by the difference between the price of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, benefited from the rising petroleum market. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the second quarter of fiscal year 2012 based on values as of January 6, 2012, was $18.83/bbl or a 37.6% decrease from the lagged crackspread for the first quarter of fiscal year 2012 which was $30.18/bbl.

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

Retail Operations:

	Three Months Ended November 30,
	2011	2010
	(dollars in thousands)
Net Sales
Petroleum	$351,865	$286,481
Merchandise and other	68,454	64,738

Total Net Sales	420,319	351,219
Costs of goods sold	379,481	319,625
Selling, general and administrative expenses	33,217	31,454
Depreciation and amortization expenses	1,401	1,413

Segment Operating Income (Loss)	$6,220	$(1,273)

Retail Operating Data:
Petroleum sales (thousands of gallons)	97,500	99,111
Petroleum margin (a)	$23,541	$15,105
Petroleum margin ($/gallon) (b)	.2414	.1524
Merchandise and other margins	$17,298	$16,489
Merchandise margin (percent of sales)	25.3%	25.5%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended November 30, 2011 and 2010

Net Sales

Retail sales increased during the fiscal quarter ended November 30, 2011 by $69.1 million or 19.7% from the comparable period in fiscal 2011 from $351.2 million to $420.3 million. The increase was due to $65.4 million in petroleum sales and $3.7 million in merchandise sales. The petroleum sales increase resulted from a 24.9% increase in retail selling prices per gallon, offset by a 1.6 million gallon or 1.6% decrease in retail petroleum volume due in part to flooding in our eastern most markets of Pennsylvania and New York and retail station underground product line replacements. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended November 30, 2011 by $59.9 million or 18.7% from the comparable period in fiscal 2011 from $319.6 million to $379.5 million. The increase was due to $55.2 million in petroleum cost, merchandise cost of $2.9 million, freight cost of $1.4 and fuel tax of $.4 million.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses increased during the fiscal quarter ended November 30, 2011 by $1.8 million or 5.6% from the comparable period in fiscal 2011 from $31.4 million to $33.2 million. The increase was primarily due to payroll costs of $.3 million, credit/customer service costs of $.6 million, maintenance cost of $.3 million, and advertising cost of $.2 million, supplies cost of $.1 million and other of $.3 million.

Wholesale Operations:

	Three Months Ended November 30,
	2011	2010
	(dollars in thousands)
Net Sales (a)	$523,712	$267,928
Costs of goods sold (exclusive of depreciation, amortization and gains on derivative contracts)	453,231	261,212
Gains on derivate contracts	(51,291)	—
Selling, general and administrative expenses	7,430	4,332
Depreciation and amortization expenses	4,572	4,223

Segment Operating Income (Loss)	$109,770	$(1,839)

Key Wholesale Operating Statistics:

	Three Months Ended November 31,
	2011	2010
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	2,627	1,629
Distillates	1,450	1,131
Asphalt	1,937	632
Butane, propane, residual products, internally produced fuel and other (“Other”)	478	768

Total Product Yield	6,492	4,160

% Heavy Crude Oil of Total Refinery Throughout (b)	59%	22%
Crude throughput (thousand barrels per day)	67.5	40.5

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	2,808	1,092
Distillates	1,415	908
Asphalt	2,121	1,075
Other	228	124

Total Product Sales Volume	6,572	3,199

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$196,229	$98,392
Distillates	143,095	88,964
Asphalt	170,599	74,362
Other	13,789	6,210

Total Product Sales	$523,712	$267,928

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended November 30, 2011 and 2010

Refinery volumes increased in the three months ended November 30, 2011 due to the recovery from the Enbridge pipeline disruption and the 21-day scheduled maintenance turnaround that incurred in the comparable period in fiscal 2011. Crude throughputs increased by 27.0 thousand barrels per day (bpd) or 66.7% from 40.5 bpd to 67.5 bpd, and refinery product yields increased 2.3 million barrels or 56.0% from 4.2 to 6.5 million barrels during the same comparable period.

Net Sales

Wholesale sales increased during the three months ended November 30, 2011 by $255.8 million or 95.5% from the comparable period in fiscal 2011 from $267.9 million to $523.7 million. This was due to a 105.5% increase in wholesale volume offset by a 4.8% decrease in wholesale prices.

Costs of Goods Sold (exclusive of depreciation and amortization and gains on derivative contracts)

Wholesale costs of goods sold increased during the three months ended November 30, 2011 by $192.0 million or 73.5% from the comparable period in fiscal 2011 from $261.2 million to $453.2 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in cost of raw materials and volume.

Gain on Derivative Contracts

During the three months ended November 30, 2011 and 2010, the Company recognized $51,291,000 and $0 of gains in costs and expenses in its Consolidated Statement of Operations, respectively.

At November 30, 2010, the Company had no derivative financial instruments outstanding and did not recognize any gains or losses from its risk management strategy for the period then ended. See also Note 3 to the Company’s Consolidated Financial Statements.

Selling, General and Administrative Expenses

Wholesale SG&A expenses increased during the three months ended November 30, 2011 by $3.1 million or 71.5% from the comparable period in fiscal 2011 from $4.3 million or 1.6% of net wholesale sales to $7.4 million or 1.4% of net wholesale sales. The increase was due primarily to additional payroll costs and professional fees.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended November 30, 2011 increased $1.3 million or 15.0% from the comparable period in fiscal 2011 from $8.9 million to $10.2 million. In March 2011, the Company refinanced its outstanding Senior Note principal balance of $324.0 million due 2012 with Senior Notes due 2018 with a principal amount of $365.0 million. The increased interest expense incurred between first fiscal quarter 2011 and 2012 is due to the increased principal amount of the notes outstanding.

Income Tax Expense / (Benefit)

The Company’s effective tax rate for the three months ended November 30, 2011 and 2010 was approximately 41% and 36% respectively. The lower effective tax rate in the prior period was due to the Company recording a valuation allowance for Pennsylvania Net Operating tax losses.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

November 30, 2011
Cash and cash equivalents	$58,315
Working capital	$226,321
Current ratio	2.7
Debt	$357,879

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

Three Months Ended November 30, 2011
(in millions)
Significant uses of cash
Investing activities:
Additions to deferred turnaround costs	$(.8)
Property, plant and equipment
Other general capital items (tank repairs, refinery piping, etc)	(2.3)
DHT2 second reactor	(2.0)
Retail petroleum upgrade	(.8)
Retail maintenance (blacktop, roof, HVAC, rehab, piping)	(.8)
Environmental	(.1)
State and federal mandates:
Renewable fuels	(.1)

Total property, plant and equipment	$(6.1)

Net cash used in investing activities	$(6.9)

Financing activities:
Net reductions on revolving credit facility	$(24.0)
Principal reductions of long term debt	(.3)

Net cash provided by financing activities	$(24.3)

Working capital items:
Decrease in inventory	$16.7
Accrued liabilities increase	11.0
Prepaid expense decrease	10.9
Income taxes payable increase	9.6
Accounts receivable decrease	7.1
Amounts due from affiliated companies, net decrease	2.1
Accounts payable decrease	(13.6)
Derivative asset/liability	(4.5)
Sales, use and fuel taxes payable increase	(2.1)

Cash provided by working capital items	$37.2

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $6.0 million annually over the last three years for the refining and retail operations. Management does not foresee any increase in these maintenance and non-discretionary capital expenditures during fiscal year 2012.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our $175,000,000 Amended and Restated Revolving Credit Facility. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on May 18, 2016.

Under the Amended and Restated Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate the Federal Funds Open Rate plus 1.5%; or the Daily LIBOR rate plus 3%; plus an applicable margin of 0% to .5%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.75% to 3.25%. The Agent Bank’s prime rate at November 30, 2011 was 3.25%. The Amended and Restated Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $6.5 million as of November 30, 2011 and there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility resulting in net availability of $168.5 million. As of January 11, 2012, there were no outstanding borrowings on the $175 million Amended and Restated Revolving Credit Facility and standby letters of credit in the amount of $6.5 million, resulting in a net availability of $168.5 million and the Company had full access to it. The Company’s working capital ratio was 2.7 as of November 30, 2011.

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

The Company uses its Amended and Restated Revolving Credit Facility to finance a portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate. As of January 11, 2012, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility.

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

During the quarter ended November 30, 2011, the Company had 3,353,000 barrels of heating oil and gasoline crackspread swaps outstanding as part of its risk management strategy. The crackspread swaps expire sequentially beginning December 2011 through December 2012. These derivative instruments are being used by the Company to lock in margins on future sales of diesel fuel and gasoline. See also Footnote 3 in the Company’s Consolidated Financial Statements.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive XBRL Data

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2012

UNITED REFINING COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2012

KIANTONE PIPELINE CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2012

UNITED REFINING COMPANY OF PENNSYLVANIA (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2012

KIANTONE PIPELINE COMPANY (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2012

UNITED JET CENTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2012

KWIK-FILL CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2012

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2012

BELL OIL CORP. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2012

PPC, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2012

SUPER TEST PETROLEUM, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2012

KWIK-FIL, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2012

VULCAN ASPHALT REFINING CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2012

COUNTRY FAIR, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy Vice President - Finance