Form 10-Q
period 2012-02-29
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL CORP; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2012-04-16
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 16, 2012, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	February 29, 2012 (unaudited)	August 31, 2011
Assets
Current:
Cash and cash equivalents	$17,462	$16,660
Accounts receivable, net	113,247	111,426
Inventories	194,425	171,880
Prepaid expenses and other assets	22,587	40,387
Deferred income taxes	—	14,458
Amounts due from affiliated companies, net	2,416	3,104

Total current assets	350,137	357,915
Property, plant and equipment, net	271,763	270,974
Deferred financing costs, net	9,308	10,148
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,217	1,270
Deferred turnaround costs and other assets, net	20,310	18,455

	$664,584	$670,611

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,088	$978
Accounts payable	44,047	79,946
Derivative liability	5,295	55,720
Accrued liabilities	12,437	15,358
Income taxes payable	—	2,627
Sales, use and fuel taxes payable	18,337	16,637
Deferred income taxes	4,206	—

Total current liabilities	85,410	171,266
Revolving credit facility	66,000	24,000
Long term debt: less current installments	357,116	356,109
Deferred income taxes	25,469	11,353
Deferred retirement benefits	69,044	87,130

Total liabilities	603,039	649,858

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	24,789	24,789
Retained earnings	40,913	10,112
Accumulated other comprehensive loss	(4,157)	(14,148)

Total stockholder’s equity	61,545	20,753

	$664,584	$670,611

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations – (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net sales	$848,844	$692,279	$1,792,875	$1,311,426

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses/(gains) on derivative contracts)	782,540	639,841	1,615,252	1,220,678
Losses/(gains) on derivative contracts (See Note 3)	11,839	—	(39,452)	—
Selling, general and administrative expenses	37,940	36,819	78,587	72,605
Depreciation and amortization expenses	5,964	5,351	11,937	10,987

	838,283	682,011	1,666,324	1,304,270

Operating income	10,561	10,268	126,551	7,156

Other income (expense):
Interest expense, net	(10,260)	(8,895)	(20,513)	(17,809)
Other, net	(703)	(810)	(1,280)	(1,391)

	(10,963)	(9,705)	(21,793)	(19,200)

Income (loss) before income tax expense (benefit)	(402)	563	104,758	(12,044)
Income tax expense (benefit)	(165)	209	42,949	(4,309)

Net income (loss)	(237)	354	61,809	(7,735)
Less net income attributable to non-controlling interest	—	93	—	93

Net income (loss) attributable to United Refining Company’s Stockholder	$(237)	$261	$61,809	$(7,828)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Six Months Ended
	February 29, 2012	February 28, 2011
Cash flows from operating activities:
Net income (loss)	$61,809	$(7,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,704	11,227
Unrealized gain on derivative contracts	(48,612)	—
Deferred income taxes	25,837	1,282
Loss on asset dispositions	695	238
Cash (used in) provided by working capital items	(47,438)	21,936
Net income attributable to non-controlling interest	—	93
Other, net	—	(4)
Change in operating assets and liabilities:
Additions to other assets, net	(3,264)	—
Deferred retirement benefits	(1,152)	(1,649)

Total adjustments	(60,230)	33,123

Net cash provided by operating activities	1,579	25,295

Cash flows from investing activities:
Additions to property, plant and equipment	(9,955)	(18,183)
Additions to deferred turnaround costs	(1,261)	(6,029)
Proceeds from asset dispositions	7	57

Net cash used in investing activities	(11,209)	(24,155)

Cash flows from financing activities:
Net borrowings (reductions) on revolving credit facilities	42,000	(7,700)
Proceeds from issuance of common stock of non-controlling interest	—	15,000
Dividend to stockholder	(31,008)	—
Principal reductions of long term debt	(560)	(599)
Deferred financing costs	—	(424)

Net cash provided by financing activities	10,432	6,277

Net increase in cash and cash equivalents	802	7,417
Cash and cash equivalents, beginning of year	16,660	17,170

Cash and cash equivalents, end of period	$17,462	$24,587

Cash provided by (used in) working capital items:
Accounts receivable, net	$(1,821)	$(16,040)
Derivative asset/liability	(1,813)	—
Refundable income taxes	—	36,390
Inventories	(22,545)	25,786
Prepaid expenses and other assets	17,800	(7,329)
Amounts due from affiliated companies, net	688	(642)
Accounts payable	(35,899)	(8,657)
Accrued liabilities	(2,921)	(1,292)
Income taxes payable	(2,627)	(488)
Sales, use and fuel taxes payable	1,700	(5,792)

Total change	$(47,438)	$21,936

Cash paid during the period for:
Interest	$19,674	$18,225
Income taxes	$22,733	$995

Non-cash investing activities:
Property additions & capital leases	$750	$34

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

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment operates a network of Company operated retail units under the Red Apple Food Mart® and Country Fair® brand names selling petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names, as well as convenience and grocery items.

The Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corp., which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2011.

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

At February 29, 2012, the Company had 2,130,000 barrels of heating oil and gasoline crackspread swaps outstanding as part of its risk management strategy. This represents approximately 26.7% of the Company’s scheduled motor gasoline production through March 2012 and approximately 43.0% of scheduled distillate production through December 2012. These crackspread swap contracts expire sequentially beginning March 2012 through December 2012. These derivative instruments are being used by the Company to lock in margins on future sales by the Company of heating oil and gasoline.

The fair value and balance sheet classification of our derivative instruments at February 29, 2012 and August 31, 2011 are as follows:

	February 29, 2012
	Notional Balance	Maturity Date	Derivative Liability
	(in thousands)
Designated as hedges under ASC 815
None	—	—	$—
Not designated as hedges under ASC 815
Heating oil and gasoline crackspread swaps	2,130 barrels	Monthly March 2012 through December 2012	5,295

Total derivative instruments	2,130 barrels		$5,295

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	August 31, 2011
	Notional Balance	Maturity Date	Derivative Liability
	(in thousands)
Designated as hedges under ASC 815
None	—	—	$—
Not designated as hedges under ASC 815
Heating oil and gasoline crackspread swaps	4,575 barrels	Monthly September 2011 through December 2012	55,720

Total derivative instruments	4,575 barrels		$55,720

During the three months ended February 29, 2012, the Company recognized $(814,000) and $(11,025,000) of realized and unrealized losses in its Consolidated Statement of Operations, respectively. For the six months ended February 29, 2012, the Company recognized $(9,160,000) of realized losses and $48,612,000 of unrealized gains in its Consolidated Statement of Operations, respectively.

At February 28, 2011, the Company had no derivative financial instruments outstanding and did not recognize any gains or losses from its risk management strategy for the three and six month periods then ended.

4.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include various parts for the refinery operations.

Inventories consist of the following:

	February 29, 2012	August 31, 2011
	(in thousands)
Crude Oil	$30,959	$32,829
Petroleum Products	119,076	95,370

Total @ LIFO	150,035	128,199

Merchandise	21,278	21,408
Supplies	23,112	22,273

Total @ FIFO	44,390	43,681

Total Inventory	$194,425	$171,880

As of February 29, 2012 and August 31, 2011, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $108,483,000 and $92,059,000, respectively.

5.	Subsidiary Guarantors

All the Company’s wholly-owned subsidiaries fully and unconditionally guarantee on an unsecured basis, on a joint and several basis, the Company’s Senior Secured Notes. There are no restrictions within the consolidated

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

group on the ability of the Company or any of its subsidiaries to obtain loans from or pay dividends to other members of the consolidated group. Financial information of the Company’s wholly-owned subsidiary guarantors is as follows:

Condensed Consolidating Balance Sheets

(in thousands, except share and per share amounts)

	February 29, 2012				August 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$6,727	$10,735	$—	$17,462	$5,927	$10,733	$—	$16,660
Accounts receivable, net	75,786	37,461	—	113,247	66,758	44,668	—	111,426
Inventories	168,752	25,673	—	194,425	145,713	26,167	—	171,880
Prepaid expenses and other assets	16,052	6,535	—	22,587	36,731	3,656	—	40,387
Deferred income taxes	—	—	—	—	13,120	1,338	—	14,458
Amounts due from affiliated companies	1,851	565	—	2,416	2,586	518	—	3,104
Intercompany	121,858	19,132	(140,990)	—	121,933	20,882	(142,815)	—

Total current assets	391,026	100,101	(140,990)	350,137	392,768	107,962	(142,815)	357,915
Property, plant and equipment, net	196,394	75,369	—	271,763	196,521	74,453	—	270,974
Deferred financing costs, net	9,308	—	—	9,308	10,148	—	—	10,148
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,217	—	1,217	—	1,270	—	1,270
Deferred turnaround costs & other assets	18,560	1,750	—	20,310	17,803	652	—	18,455
Investment in subsidiaries	8,225	—	(8,225)	—	9,267	—	(9,267)	—

	$623,513	$190,286	$(149,215)	$664,584	$626,507	$196,186	$(152,082)	$670,611

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$808	$280	$—	$1,088	$654	$324	$—	$978
Accounts payable	23,788	20,259	—	44,047	58,246	21,700	—	79,946
Derivative liability	5,295	—	—	5,295	55,720	—	—	55,720
Accrued liabilities	6,753	5,684	—	12,437	8,726	6,632	—	15,358
Income taxes payable	—	—	—	—	3,181	(554)	—	2,627
Sales, use and fuel taxes payable	14,604	3,733	—	18,337	12,322	4,315	—	16,637
Deferred income taxes	5,544	(1,338)	—	4,206	—	—	—	—
Intercompany	—	140,990	(140,990)	—	—	142,815	(142,815)	—

Total current liabilities	56,792	169,608	(140,990)	85,410	138,849	175,232	(142,815)	171,266

Revolving credit facility	66,000	—	—	66,000	24,000	—	—	24,000
Long term debt: less current installments	355,341	1,775	—	357,116	354,264	1,845	—	356,109
Deferred income taxes	16,415	9,054	—	25,469	3,245	8,108	—	11,353
Deferred retirement benefits	67,420	1,624	—	69,044	85,396	1,734	—	87,130

Total liabilities	561,968	182,061	(140,990)	603,039	605,754	186,919	(142,815)	649,858

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	24,789	10,651	(10,651)	24,789	24,789	10,651	(10,651)	24,789
Retained earnings	40,913	(1,446)	1,446	40,913	10,112	(354)	354	10,112
Accumulated other comprehensive loss	(4,157)	(998)	998	(4,157)	(14,148)	(1,048)	1,048	(14,148)

Total stockholder’s equity	61,545	8,225	(8,225)	61,545	20,753	9,267	(9,267)	20,753

	$623,513	$190,286	$(149,215)	$664,584	$626,507	$196,186	$(152,082)	$670,611

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Operations

(in thousands)

	Three Months Ended February 29, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$661,665	$401,067	$(213,888)	$848,844

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses on derivative contracts)	621,933	374,495	(213,888)	782,540
Losses on derivative contracts	11,839	—	—	11,839
Selling, general and administrative expenses	4,783	33,157	—	37,940
Depreciation and amortization expenses	4,411	1,553	—	5,964

	642,966	409,205	(213,888)	838,283

Operating income (loss)	18,699	(8,138)	—	10,561

Other income (expense):
Interest expense, net	(10,147)	(113)	—	(10,260)
Other, net	(866)	163	—	(703)
Equity in net loss of subsidiaries	(4,956)	—	4,956	—

	(15,969)	50	4,956	(10,963)

Income (loss) before income tax expense (benefit)	2,730	(8,088)	4,956	(402)
Income tax expense (benefit)	2,967	(3,132)	—	(165)

Net (loss) income	$(237)	$(4,956)	$4,956	$(237)

	Three Months Ended February 28, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net sales	$519,256	$365,825	$(193,057)	$692,024	$255	$—	$692,279

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	492,399	340,499	(193,057)	639,841	—	—	639,841
Selling, general and administrative expenses	4,348	32,469	—	36,817	2	—	36,819
Depreciation and amortization expenses	3,764	1,587	—	5,351	—	—	5,351

	500,511	374,555	(193,057)	682,009	2	—	682,011

Operating income (loss)	18,745	(8,730)	—	10,015	253	—	10,268

Other income (expense):
Interest expense, net	(8,659)	(214)	—	(8,873)	(22)	—	(8,895)
Other, net	(913)	177	—	(736)	(74)	—	(810)
Equity in net loss of subsidiaries	(5,528)	—	5,528	—	—	—	—

	(15,100)	(37)	5,528	(9,609)	(96)	—	(9,705)

Income (loss) before income tax expense (benefit)	3,645	(8,767)	5,528	406	157	—	563
Income tax expense (benefit)	3,384	(3,239)	—	145	64	—	209

Net income (loss)	261	(5,528)	5,528	261	93	—	354
Less net income attributable to non-controlling interest	—	—	—	—	—	93	93

Net income (loss) attributable to United Refining Company’s Stockholder	$261	$(5,528)	$5,528	$261	$93	$(93)	$261

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Operations

(in thousands)

	Six Months Ended February 29, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$1,399,894	$822,665	$(429,684)	$1,792,875

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and gains on derivative contracts)	1,290,101	754,835	(429,684)	1,615,252
Gains on derivative contracts	(39,452)	—	—	(39,452)
Selling, general and administrative expenses	12,091	66,496	—	78,587
Depreciation and amortization expenses	8,821	3,116	—	11,937

	1,271,561	824,447	(429,684)	1,666,324

Operating income (loss)	128,333	(1,782)	—	126,551

Other income (expense):
Interest expense, net	(20,282)	(231)	—	(20,513)
Other, net	(1,729)	449	—	(1,280)
Equity in net loss of subsidiaries	(1,092)	—	1,092	—

	(23,103)	218	1,092	(21,793)

Income (loss) before income tax expense (benefit)	105,230	(1,564)	1,092	104,758
Income tax expense (benefit)	43,421	(472)	—	42,949

Net income (loss)	$61,809	$(1,092)	$1,092	$61,809

	Six Months Ended February 28, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net sales	$964,400	$717,806	$(371,035)	$1,311,171	$255	$—	$1,311,426

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	930,882	660,831	(371,035)	1,220,678	—	—	1,220,678
Selling, general and administrative expenses	8,572	64,031	—	72,603	2	—	72,605
Depreciation and amortization expenses	7,815	3,172	—	10,987	—	—	10,987

	947,269	728,034	(371,035)	1,304,268	2	—	1,304,270

Operating income (loss)	17,131	(10,228)	—	6,903	253	—	7,156

Other income (expense):
Interest expense, net	(17,374)	(413)	—	(17,787)	(22)	—	(17,809)
Other, net	(1,720)	403	—	(1,317)	(74)	—	(1,391)
Equity in net loss of subsidiaries	(6,524)	—	6,524	—	—	—	—

	(25,618)	(10)	6,524	(19,104)	(96)	—	(19,200)

(Loss) income before income tax (benefit) expense	(8,487)	(10,238)	6,524	(12,201)	157	—	(12,044)
Income tax (benefit) expense	(659)	(3,714)	—	(4,373)	64	—	(4,309)

Net (loss) income	(7,828)	(6,524)	6,524	(7,828)	93	—	(7,735)
Less net income attributable to non-controlling interest	—	—	—	—	—	93	93

Net (loss) income attributable to United Refining Company’s Stockholder	$(7,828)	$(6,524)	$6,524	$(7,828)	$93	$(93)	$(7,828)

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(in thousands)

	Six Months Ended February 29, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net cash (used in) provided by operating activities	$(3,981)	$5,560	$—	$1,579

Cash flows from investing activities:
Additions to property, plant and equipment	(5,769)	(4,186)	—	(9,955)
Additions to deferred turnaround costs	(66)	(1,195)	—	(1,261)
Proceeds from asset dispositions	—	7	—	7

Net cash used in investing activities	(5,835)	(5,374)	—	(11,209)

Cash flows from financing activities:
Net borrowings on revolving credit facility	42,000	—	—	42,000
Dividend to stockholder	(31,008)	—	—	(31,008)
Principal reductions of long-term debt	(376)	(184)	—	(560)

Net cash provided by (used in) financing activities	10,616	(184)	—	10,432

Net increase in cash and cash equivalents	800	2	—	802
Cash and cash equivalents, beginning of year	5,927	10,733	—	16,660

Cash and cash equivalents, end of period	$6,727	$10,735	$—	$17,462

	Six Months Ended February 28, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net cash provided by (used in) by operating activities	$50,962	$3,987	$—	$54,949	$(29,654)	$—	$25,295

Cash flows from investing activities:
Additions to property, plant and equipment	(16,089)	(2,094)	—	(18,183)	—	—	(18,183)
Additions to deferred turnaround costs	(6,029)	—	—	(6,029)	—	—	(6,029)
Proceeds from asset dispositions	56	1	—	57	—	—	57

Net cash used in investing activities	(22,062)	(2,093)	—	(24,155)	—	—	(24,155)

Cash flows from financing activities:
Net (reductions) borrowings on revolving credit facilities	(23,000)	—	—	(23,000)	15,300	—	(7,700)
Proceeds from issuance of common stock of non-controlling interest	—	—	—	—	15,000	—	15,000
Principal reductions of long-term debt	(306)	(293)	—	(599)	—	—	(599)
Deferred financing costs	(9)	—	—	(9)	(415)	—	(424)

Net cash (used in) provided by financing activities	(23,315)	(293)	—	(23,608)	29,885	—	6,277

Net increase in cash and cash equivalents	5,585	1,601	—	7,186	231	—	7,417
Cash and cash equivalents, beginning of year	7,765	9,405	—	17,170	—	—	17,170

Cash and cash equivalents, end of period	$13,350	$11,006	$—	$24,356	$231	$—	$24,587

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net Sales
Retail	$399,838	$364,781	$820,157	$716,000
Wholesale	449,006	327,498	972,718	595,426

	$848,844	$692,279	$1,792,875	$1,311,426

Intersegment Sales
Wholesale	$212,659	$192,013	$427,176	$369,229

Operating Income (Loss)
Retail	$(8,036)	$(9,079)	$(1,816)	$(10,352)
Wholesale	18,597	19,347	128,367	17,508

	$10,561	$10,268	$126,551	$7,156

Depreciation and Amortization
Retail	$1,397	$1,414	$2,798	$2,827
Wholesale	4,567	3,937	9,139	8,160

	$5,964	$5,351	$11,937	$10,987

Capital Expenditures (including non-cash)
Retail	$1,097	$791	$3,500	$1,933
Wholesale	2,906	6,506	7,205	16,284

	$4,003	$7,297	$10,705	$18,217

	February 29, 2012	August 31, 2011
Total Assets
Retail	$161,387	$167,359
Wholesale	503,197	503,252

	$664,584	$670,611

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.	Employee Benefit Plans

For the periods ended February 29, 2012 and February 28, 2011, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(in thousands)
Service cost	$340	$448	$763	$895
Interest cost on benefit obligation	2,672	1,245	3,990	2,489
Expected return on plan assets	(2,543)	(1,135)	(3,722)	(2,270)
Amortization and deferral of net loss	49	506	425	1,015

Net periodic benefit cost	$518	$1,064	$1,456	$2,129

	Other Post-Retirement Benefits
	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(in thousands)
Service cost	$151	$377	$617	$754
Interest cost on benefit obligation	595	629	1,343	1,259
Amortization and deferral of net loss	(102)	(282)	(366)	(564)

Net periodic benefit cost	$644	$724	$1,594	$1,449

As of February 29, 2012, $2,686,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2012.

In November 2011, the Company reached an agreement with the International Union of Operating Engineers Local 95, which represents the employees operating the refinery. The new agreement is effective February 1, 2012 and expires on February 1, 2017. Under the new collective bargaining agreement (Agreement), changes were made to healthcare and pension benefits provided by the Company. Effective February 1, 2012, medical benefits in retirement for new hires and active employees covered under the Agreement were eliminated. For employees covered under the Agreement meeting certain age and service requirements, the Company will contribute a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective February 1, 2012, benefits under the Company’s defined benefit pension plan sponsored for employees covered under the agreement were frozen. The Company will provide an enhanced contribution under its defined contribution 401 (k) plan as well as a transition contribution for older employees. Additionally, deductibles and co-payments will be added to the medical benefits for employees covered under the Agreement.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company accrues post-retirement benefits other than pensions, during the years that the employees render the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents.

8.	Fair Value Measurements

The carrying values of all financial instruments classified as a current asset or current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The fair value (was less than) exceeded the carrying value of the senior notes at February 29, 2012 and August 31, 2011 by $(9,199,000) and $6,684,000, respectively.

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

Recent Developments

The Company continues to be impacted by the volatility of the petroleum market in fiscal year 2012. The average NYMEX crude price for the third fiscal quarter based on values published on April 5, 2012 was $103.93/bbl, a $5.24/bbl or 5.3% increase from the average price for the second fiscal quarter of 2012 which was $98.69/bbl.

The lagged 3-2-1 crackspread, as measured by the difference between the price of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, benefited from the rising petroleum market. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the third quarter of fiscal year 2012 based on values as of April 5, 2012, was $33.71/bbl or a 50.2% increase from the lagged crackspread for the second quarter of fiscal year 2012 which was $22.45/bbl.

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment operates a network of Company operated retail units under the Red Apple Food Mart® and Country Fair® brand names selling petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names, as well as convenience and grocery items.

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

Retail Operations:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(dollars in thousands)
Net Sales
Petroleum	$336,383	$305,221	$688,247	$591,702
Merchandise and other	63,455	59,560	131,910	124,298

Total Net Sales	$399,838	$364,781	$820,157	$716,000
Costs of goods sold	$373,427	$340,102	$752,908	$659,727
Selling, general and administrative expenses	33,050	32,344	66,267	63,798
Depreciation and amortization expenses	1,397	1,414	2,798	2,827

Segment Operating (Loss) Income	$(8,036)	$(9,079)	$(1,816)	$(10,352)

Retail Operating Data:
Petroleum sales (thousands of gallons)	94,371	94,390	191,870	193,502
Petroleum margin (a)	$10,478	$9,670	$34,018	$24,775
Petroleum margin ($/gallon) (b)	.1110	.1024	.1773	.1280
Merchandise and other margins	$15,935	$15,009	$33,233	$31,498
Merchandise margin (percent of sales)	25.1%	25.2%	25.2%	25.3%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended February 29, 2012 and February 28, 2011

Net Sales

Retail sales increased during the fiscal quarter ended February 29, 2012 by $35.0 million or 9.6% from the comparable period in fiscal 2011 from $364.8 million to $399.8 million. The increase was due to $31.1 million in petroleum sales and $3.9 million in merchandise sales. The petroleum sales increase resulted from a 10.2% increase in retail selling prices per gallon. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended February 29, 2012 by $33.3 million or 9.8% from the comparable period in fiscal 2011 from $340.1 million to $373.4 million. The increase was due to $28.9 million in petroleum cost, merchandise cost of $3.0 million, freight cost of $.8 million and fuel tax of $.6 million.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses increased during the fiscal quarter ended February 29, 2012 by $.7 million or 2.2% from the comparable period in fiscal 2011 from $32.3 million to $33.0 million. The increase was primarily due to payroll costs of $.6 million and credit/customer service costs of $.1 million.

Comparison of Six Months Ended February 29, 2012 and February 28, 2011

Net Sales

Retail sales increased during the six months ended February 29, 2012 by $104.1 million or 14.5% for the comparable period in fiscal 2011 from $716.0 million to $820.1 million. The increase was primarily due to $96.5 million in petroleum sales, and $7.6 million in merchandise sales. The petroleum sales increase resulted from a 17.3% increase in retail selling prices per gallon offset by a 1.6 million gallon or .8% decrease in sales volume. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the six months ended February 29, 2012 by $93.2 million or 14.1% for the comparable period in fiscal 2011 from $659.7 million to $752.9 million. The increase was primarily due to $84.2 million in petroleum purchase prices, merchandise costs of $5.9 million, fuel taxes of $.9 million and freight costs of $2.2 million. This increase in petroleum purchase prices resulted in lower petroleum retail margins, which is typical in a rising market when retail pricing does not keep pace with the rising market.

Selling, General and Administrative Expenses

Retail SG&A expenses increased during the six months ended February 29, 2012 by $2.5 million or 3.9% for the comparable period in fiscal 2011 from $63.8 million to $66.3 million. The increase was due to payroll costs of $.9 million, credit/customer service costs of $.8 million, advertising costs of $.2 million, supplies cost of $.2 million, maintenance costs of $.2 million and other costs of $.2 million.

Wholesale Operations:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(dollars in thousands)
Net Sales (a)	$449,006	$327,498	$972,718	$595,426
Costs of goods sold (exclusive of depreciation and amortization and losses /(gain) on derivative contracts)	409,113	299,739	862,344	560,951
Losses / (gain) on derivative contracts	11,839	—	(39,452)	—
Selling, general and administrative expenses	4,890	4,475	12,320	8,807
Depreciation and amortization expenses	4,567	3,937	9,139	8,160

Segment Operating Income	$18,597	$19,347	$128,367	$17,508

Key Wholesale Operating Statistics:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	2,648	2,321	5,275	3,950
Distillates	1,468	1,216	2,917	2,347
Asphalt	1,787	1,488	3,724	2,120
Butane, propane, residual products, internally produced fuel and other (“Other”)	468	538	947	1,307

Total Product Yield	6,371	5,563	12,863	9,724

% Heavy Crude Oil of Total Refinery Throughput (b)	59%	60%	59%	44%
Crude throughput (thousand barrels per day)	64.9	55.9	66.2	48.2

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,470	1,342	3,172	2,434
Distillates	1,131	984	2,234	1,892
Asphalt	1,501	995	3,622	2,070
Other	144	193	371	317

Total Product Sales Volume	4,246	3,514	9,399	6,713

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$169,560	$139,992	$365,789	$238,384
Distillates	146,022	113,587	289,118	202,551
Asphalt	124,512	63,073	295,111	137,435
Other	8,912	10,846	22,700	17,056

Total Product Sales	$449,006	$327,498	$972,718	$595,426

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended February 29, 2012 and February 28, 2011

Net Sales

Wholesale sales increased during the three months ended February 29, 2012 by $121.5 million or 37.1% from the comparable period in fiscal 2011 from $327.5 million to $449.0 million. This was due to a 20.8% increase in wholesale volume and a 13.5% increase in wholesale prices.

Costs of Goods Sold (exclusive of depreciation and amortization and gains on derivative contracts)

Wholesale costs of goods sold increased during the three months ended February 29, 2012 by $109.4 million or 36.5% from the comparable period in fiscal 2011 from $299.7 million to $409.1 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in cost of raw materials and volume.

Losses / (Gain) on Derivative Contracts

During the three months ended February 29, 2012, the Company recognized $(814,000) and $(11,025,000) of realized and unrealized losses in its Consolidated Statement of Operations.

Selling, General and Administrative Expenses

Wholesale SG&A expenses increased during the three months ended February 29, 2012 by $.4 million or 9.3% from the comparable period in fiscal 2011 from $4.5 million or 1.4% of net wholesale sales to $4.9 million or 1.1% of net wholesale sales. The increase was due primarily to additional payroll costs of $.2 million, charitable contributions of $.1 million and professional fees of $.1 million.

Comparison of Six Months Ended February 29, 2012 and February 28, 2011

Net Sales

Wholesale sales increased during the six months ended February 29, 2012 by $377.3 million or 63.4% from the comparable period in fiscal 2011 from $595.4 million to $972.7 million. The increase was due to a 16.7% increase in wholesale prices and a 40.0% increase in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold increased during the six months ended February 29, 2012 by $301.4 million or 53.7% for the comparable period in fiscal 2011 from $560.9 million to $862.3 million. The increase in wholesale costs of goods sold was primarily due to an increase in the cost of raw materials and volumes.

Losses / (Gain) on Derivative Contracts

For the six months ended February 29, 2012, the Company recognized $(9,160,000) of realized losses and $48,612,000 of unrealized gains in its Consolidated Statement of Operations.

Selling, General and Administrative Expenses

Wholesale SG&A expenses increased during the six months ended February 29, 2012 by $3.5 million or 39.9% for the comparable period in fiscal 2011 from $8.8 million or 1.5% of net wholesale sales to $12.3 million or 1.3% of net wholesale sales. The increase was primarily due to additional payroll costs and professional services.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended February 29, 2012 increased $1.3 million or 15.6% from the comparable period in fiscal 2011 from $8.9 million to $10.3 million.

Net interest expense (interest expense less interest income) for the six months ended February 29, 2012 increased $2.7 million or 15.0% from the comparable period in fiscal 2011 from $17.8 million to $20.5 million. In March 2011, the Company refinanced its outstanding Senior Note principal balance of $324.0 million due 2012 with Senior Notes due 2018 with a principal amount of $365.0 million. The increased interest expense incurred between first fiscal quarter 2011 and 2012 is due to the increased principal amount of the notes outstanding.

Income Tax Expense / (Benefit)

The Company’s effective tax rate for both three months and six months ended February 29, 2012 and February 28, 2011 were approximately 41% and 36% respectively. The lower effective tax rate in the prior period was due to the Company recording a valuation allowance for Pennsylvania Net Operating tax losses.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

February 29, 2012
Cash and cash equivalents	$17,462
Working capital	$264,727
Current ratio	4.1
Debt	$424,204

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

Six Months Ended February 29, 2012
(in millions)
Significant uses of cash
Investing activities:
Additions to deferred turnaround costs	$(1.3)
Property, plant and equipment
Other general capital items (tank repairs, refinery piping, etc)	(3.7)
DHT2 second reactor	(2.5)
Retail petroleum upgrade	(1.7)
Retail maintenance (blacktop, roof, HVAC, rehab, piping)	(1.4)
Environmental	(.2)
State and federal mandates:
Renewable fuels	(.4)

Total property, plant and equipment	$(9.9)

Net cash used in investing activities	$(11.2)

Financing activities:
Dividend to stockholder	$(31.0)
Principal reductions of long term debt	(.6)
Net borrowings on revolving credit facility	42.0

Net cash provided by financing activities	$10.4

Working capital items:
Accounts payable decrease	$(35.9)
Increase in inventory	(22.6)
Accrued liabilities decrease	(2.9)
Income taxes payable decrease	(2.6)
Derivative asset/liability	(1.8)
Accounts receivable increase	(1.8)
Prepaid expense decrease	17.8
Sales, use and fuel taxes payable increase	1.7
Amounts due from affiliated companies, net decrease	.7

Cash used in working capital items	$(47.4)

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

Under the Amended and Restated Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate the Federal Funds Open Rate plus 1.5%; or the Daily LIBOR rate plus 3%; plus an applicable margin of 0% to .5%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.75% to 3.25%. The Agent Bank’s prime rate at February 29, 2012 was 3.25%. The Amended and Restated Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $6.5 million as of February 29, 2012 and there were $66.0 million outstanding borrowings under the Amended and Restated Revolving Credit Facility resulting in net availability of $102.5 million. As of April 11, 2012, there were no outstanding borrowings on the $175 million Amended and Restated Revolving Credit Facility and standby letters of credit in the amount of $6.5 million, resulting in a net availability of $168.5 million. The Company’s working capital ratio was 4.1 as of February 29, 2012.

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

The Company uses its Amended and Restated Revolving Credit Facility to finance a portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate. As of April 11, 2012, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility.

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

During the quarter ended February 29, 2012, the Company had 2,130,000 barrels of heating oil and gasoline crackspread swaps outstanding as part of its risk management strategy. The crackspread swaps expire sequentially beginning March 2012 through December 2012. These derivative instruments are being used by the Company to lock in margins on future sales by the Company of heating oil and gasoline. See also Footnote 3 in the Company’s Consolidated Financial Statements.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 29, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive XBRL Data

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2012

UNITED REFINING COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2012

KIANTONE PIPELINE CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2012

UNITED REFINING COMPANY OF PENNSYLVANIA (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2012

KIANTONE PIPELINE COMPANY (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2012

UNITED JET CENTER, INC. (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2012

KWIK-FILL CORPORATION (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2012

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC. (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2012

BELL OIL CORP. (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2012

PPC, INC. (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2012

SUPER TEST PETROLEUM, INC. (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2012

KWIK-FIL, INC. (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2012

VULCAN ASPHALT REFINING CORPORATION (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2012

COUNTRY FAIR, INC. (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy Vice President—Finance