Form 10-Q
period 2012-05-31
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL CORP; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2012-07-16
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 16, 2012, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	May 31, 2012 (Unaudited)	August 31, 2011
Assets
Current:
Cash and cash equivalents	$51,228	$16,660
Accounts receivable, net	122,323	111,426
Inventories	170,081	171,880
Prepaid expenses and other assets	44,884	40,387
Deferred income taxes	—	14,458
Amounts due from affiliated companies, net	—	3,104

Total current assets	388,516	357,915
Property, plant and equipment, net	273,230	270,974
Deferred financing costs, net	8,888	10,148
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,427	1,270
Deferred turnaround costs and other assets, net	20,341	18,455

	$704,251	$670,611

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,199	$978
Accounts payable	41,688	79,946
Derivative liability	1,817	55,720
Accrued liabilities	22,257	15,358
Income taxes payable	26,290	2,627
Sales, use and fuel taxes payable	21,859	16,637
Deferred income taxes	5,632	—
Amounts due to affiliated companies, net	1,473	—

Total current liabilities	122,215	171,266
Revolving credit facility	—	24,000
Long term debt: less current installments	357,800	356,109
Deferred income taxes	27,309	11,353
Deferred retirement benefits	67,290	87,130

Total liabilities	574,614	649,858

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	24,789	24,789
Retained earnings	109,014	10,112
Accumulated other comprehensive loss	(4,166)	(14,148)

Total stockholder’s equity	129,637	20,753

	$704,251	$670,611

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations – (Unaudited)

(in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net sales	$935,798	$808,115	$2,728,673	$2,119,541

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses/(gains) on derivative contracts)	762,810	738,305	2,378,062	1,958,983
Losses/(gains) on derivative contracts (See Note 3)	1,957	(1,337)	(37,495)	(1,337)
Selling, general and administrative expenses	37,986	37,512	116,573	110,117
Depreciation and amortization expenses	6,132	5,256	18,069	16,243

	808,885	779,736	2,475,209	2,084,006

Operating income	126,913	28,379	253,464	35,535

Other income (expense):
Interest expense, net	(10,275)	(11,761)	(30,788)	(29,570)
Other, net	(1,053)	(805)	(2,333)	(2,196)
Loss on early extinguishment of debt	—	(1,245)	—	(1,245)

	(11,328)	(13,811)	(33,121)	(33,011)

Income before income tax expense	115,585	14,568	220,343	2,524
Income tax expense	47,484	5,259	90,433	950

Net income	68,101	9,309	129,910	1,574
Less net income attributable to non-controlling interest	—	218	—	311

Net income attributable to United Refining Company’s Stockholder	$68,101	$9,091	$129,910	$1,263

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Nine Months Ended May 31,
	2012	2011
Cash flows from operating activities:
Net income	$129,910	$1,263
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,720	17,410
Unrealized gain on derivative contracts	(49,941)	—
Deferred income taxes	29,108	(100)
Non-cash portion of loss on early extinguishment of debt	—	330
(Gain) loss on asset dispositions	(1,517)	239
Cash used in working capital items	(15,454)	(29,995)
Net income attributable to non-controlling interest	—	311
Change in operating assets and liabilities:
Additions to other assets, net	(3,257)	(2)
Deferred retirement benefits	(2,920)	(2,649)

Total adjustments	(23,261)	(14,456)

Net cash provided by (used in) operating activities	106,649	(13,193)

Cash flows from investing activities:
Additions to property, plant and equipment	(15,653)	(23,178)
Additions to amortizable intangible assets	(240)	—
Additions to deferred turnaround costs	(2,810)	(14,702)
Proceeds from asset dispositions	2,484	57

Net cash used in investing activities	(16,219)	(37,823)

Cash flows from financing activities:
Net (reductions) borrowings on revolving credit facilities	(24,000)	29,900
Proceeds from issuance of common stock of non-controlling interest	—	15,000
Dividend to stockholder	(31,008)	—
Proceeds from issuance of long term debt	—	352,021
Principal reductions of long term debt	(854)	(324,809)
Deferred financing costs	—	(10,556)

Net cash (used in) provided by financing activities	(55,862)	61,556

Net increase in cash and cash equivalents	34,568	10,540
Cash and cash equivalents, beginning of year	16,660	17,170

Cash and cash equivalents, end of period	$51,228	$27,710

Cash provided by (used in) working capital items:
Accounts receivable, net	$(10,897)	$(58,992)
Derivative asset / liability	(3,962)	—
Refundable income taxes	—	36,390
Inventories	1,799	6,675
Prepaid expenses and other assets	(4,497)	(14,772)
Amounts due from affiliated companies, net	4,577	1,006
Accounts payable	(38,258)	(10,605)
Accrued liabilities	6,899	7,224
Income taxes payable	23,663	2,545
Sales, use and fuel taxes payable	5,222	534

Total change	$(15,454)	$(29,995)

Cash paid during the period for:
Interest	$20,088	$22,068
Income taxes	$38,034	$1,351

Non-cash investing activities:
Property additions & capital leases	$1,375	$212

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2011.

Certain items have been reclassified to conform to current period presentation.

2.	Recent Accounting Pronouncements

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance was effective for interim and annual periods beginning after December 15, 2011, and was applied prospectively. The adoption of this amended guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is, to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2011 and will be applied retrospectively. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

At May 31, 2012, the Company had 1,365,000 barrels of heating oil crackspread swaps outstanding as part of its risk management strategy. This represents approximately 43.0% of the Company’s scheduled distillate production through December 2012. These crackspread swap contracts expire sequentially beginning June 2012 through December 2012. These derivative instruments are being used by the Company to lock in margins on future sales by the Company of heating oil.

The fair value and balance sheet classification of our derivative instruments at May 31, 2012 and August 31, 2011 are as follows:

	May 31, 2012
	Notional Balance	Maturity Date	Derivative Liability
	(in thousands)
Not designated as hedges under ASC 815
Heating oil crackspread swaps	1,365 barrels	Monthly June 2012 through December 2012	$1,817

Total derivative instruments	1,365 barrels		$1,817

	August 31, 2011
	Notional Balance	Maturity Date	Derivative Liability
	(in thousands)
Not designated as hedges under ASC 815
Heating oil and gasoline crackspread swaps	4,575 barrels	Monthly September 2011 through December 2012	$55,720

Total derivative instruments	4,575 barrels		$55,720

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For the three months ended May 31, 2012, the Company recognized $(3,285,000) of realized losses and $1,328,000 unrealized gains in its Consolidated Statement of Operations, respectively. For the nine months ended May 31, 2012, the Company recognized $(12,445,000) of realized losses and $49,940,000 of unrealized gains in its Consolidated Statement of Operations, respectively.

For the three and nine month periods ended May 31, 2011, the Company recognized $440,000 and $897,000 of realized and unrealized gains in its Consolidated Statement of Operations, respectively.

4.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include various parts for the refinery operations.

Inventories consist of the following:

	May 31, 2012	August 31, 2011
	(in thousands)
Crude Oil	$19,769	$32,829
Petroleum Products	103,435	95,370

Total @ LIFO	123,204	128,199

Merchandise	21,581	21,408
Supplies	25,296	22,273

Total @ FIFO	46,877	43,681

Total Inventory	$170,081	$171,880

As of May 31, 2012 and August 31, 2011, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $81,504,000 and $92,059,000, respectively.

5.	Subsidiary Guarantors

All the Company’s wholly-owned subsidiaries fully and unconditionally guarantee on an unsecured basis, on a joint and several basis, the Company’s Senior Secured Notes. There are no restrictions within the

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

consolidated group on the ability of the Company or any of its subsidiaries to obtain loans from or pay dividends to other members of the consolidated group. Financial information of the Company’s wholly-owned subsidiary guarantors is as follows:

Condensed Consolidating Balance Sheets

(in thousands)

	May 31, 2012				August 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$41,114	$10,114	$—	$51,228	$5,927	$10,733	$—	$16,660
Accounts receivable, net	79,921	42,402	—	122,323	66,758	44,668	—	111,426
Inventories	145,375	24,706	—	170,081	145,713	26,167	—	171,880
Prepaid expenses and other assets	40,159	4,725	—	44,884	36,731	3,656	—	40,387
Deferred income taxes	—	—	—	—	13,120	1,338	—	14,458
Amounts due from affiliated companies	—	—	—	—	2,586	518	—	3,104
Intercompany	117,026	18,994	(136,020)	—	121,933	20,882	(142,815)	—

Total current assets	423,595	100,941	(136,020)	388,516	392,768	107,962	(142,815)	357,915
Property, plant and equipment, net	196,206	77,024	—	273,230	196,521	74,453	—	270,974
Deferred financing costs, net	8,888	—	—	8,888	10,148	—	—	10,148
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,427	—	1,427	—	1,270	—	1,270
Deferred turnaround costs & other assets	18,346	1,995	—	20,341	17,803	652	—	18,455
Investment in subsidiaries	12,235	—	(12,235)	—	9,267	—	(9,267)	—

	$659,270	$193,236	$(148,255)	$704,251	$626,507	$196,186	$(152,082)	$670,611

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$945	$254	$—	$1,199	$654	$324	$—	$978
Accounts payable	22,064	19,624	—	41,688	58,246	21,700	—	79,946
Derivative liability	1,817	—	—	1,817	55,720	—	—	55,720
Accrued liabilities	16,727	5,530	—	22,257	8,726	6,632	—	15,358
Income taxes payable	25,145	1,145	—	26,290	3,181	(554)	—	2,627
Sales, use and fuel taxes payable	17,597	4,262	—	21,859	12,322	4,315	—	16,637
Deferred income taxes	6,970	(1,338)	—	5,632	—	—	—	—
Amounts due to affiliated companies, net	(1,851)	3,324	—	1,473	—	—	—	—
Intercompany	—	136,020	(136,020)	—	—	142,815	(142,815)	—

Total current liabilities	89,414	168,821	(136,020)	122,215	138,849	175,232	(142,815)	171,266
Revolving credit facility	—	—	—	—	24,000	—	—	24,000
Long term debt: less current installments	356,082	1,718	—	357,800	354,264	1,845	—	356,109
Deferred income taxes	18,122	9,187	—	27,309	3,245	8,108	—	11,353
Deferred retirement benefits	66,015	1,275	—	67,290	85,396	1,734	—	87,130

Total liabilities	529,633	181,001	(136,020)	574,614	605,754	186,919	(142,815)	649,858

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	24,789	10,651	(10,651)	24,789	24,789	10,651	(10,651)	24,789
Retained earnings	109,014	2,539	(2,539)	109,014	10,112	(354)	354	10,112
Accumulated other comprehensive loss	(4,166)	(973)	973	(4,166)	(14,148)	(1,048)	1,048	(14,148)

Total stockholder’s equity	129,637	12,235	(12,235)	129,637	20,753	9,267	(9,267)	20,753

	$659,270	$193,236	$(148,255)	$704,251	$626,507	$196,186	$(152,082)	$670,611

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Operations

(in thousands)

	Three Months Ended May 31, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$722,897	$458,135	$(245,234)	$935,798

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses on derivative contracts)	590,847	417,197	(245,234)	762,810
Losses on derivative contracts	1,957	—	—	1,957
Selling, general and administrative expenses	5,203	32,783	—	37,986
Depreciation and amortization expenses	4,590	1,542	—	6,132

	602,597	451,522	(245,234)	808,885

Operating income	120,300	6,613	—	126,913

Other income (expense):
Interest expense, net	(10,145)	(130)	—	(10,275)
Other, net	(1,234)	181	—	(1,053)
Equity in net income of subsidiaries	3,985	—	(3,985)	—

	(7,394)	51	(3,985)	(11,328)

Income before income tax expense	112,906	6,664	(3,985)	115,585
Income tax expense	44,805	2,679	—	47,484

Net income	$68,101	$3,985	$(3,985)	$68,101

	Three Months Ended May 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net sales	$605,334	$445,692	$(240,683)	$810,343	$23,620	$(25,848)	$808,115

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and gains on derivative contracts)	576,603	405,284	(240,683)	741,204	22,949	(25,848)	738,305
Gains on derivative contracts	(1,337)	—	—	(1,337)	—	—	(1,337)
Selling, general and administrative expenses	4,129	33,380	—	37,509	3	—	37,512
Depreciation and amortization expenses	3,704	1,552	—	5,256	—	—	5,256

	583,099	440,216	(240,683)	782,632	22,952	(25,848)	779,736

Operating income	22,235	5,476	—	27,711	668	—	28,379

Other income (expense):
Interest expense, net	(11,333)	(277)	—	(11,610)	(151)	—	(11,761)
Other, net	(936)	278	—	(658)	(147)	—	(805)
Loss on early extinguishment of debt	(1,245)	—	—	(1,245)	—	—	(1,245)
Equity in net income of subsidiaries	2,978	—	(2,978)	—	—	—	—

	(10,536)	1	(2,978)	(13,513)	(298)	—	(13,811)

Income before income tax expense	11,699	5,477	(2,978)	14,198	370	—	14,568
Income tax expense	2,608	2,499	—	5,107	152	—	5,259

Net income	9,091	2,978	(2,978)	9,091	218	—	9,309
Less net income attributable to non-controlling interest	—	—	—	—	—	218	218

Net income attributable to United Refining Company’s Stockholder	$9,091	$2,978	$(2,978)	$9,091	$218	$(218)	$9,091

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Operations

(in thousands)

	Nine Months Ended May 31, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$2,122,791	$1,280,800	$(674,918)	$2,728,673

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and gains on derivative contracts)	1,880,948	1,172,032	(674,918)	2,378,062
Gains on derivative contracts	(37,495)	—	—	(37,495)
Selling, general and administrative expenses	17,294	99,279	—	116,573
Depreciation and amortization expenses	13,411	4,658	—	18,069

	1,874,158	1,275,969	(674,918)	2,475,209

Operating income	248,633	4,831	—	253,464

Other income (expense):
Interest expense, net	(30,427)	(361)	—	(30,788)
Other, net	(2,963)	630	—	(2,333)
Equity in net income of subsidiaries	2,893	—	(2,893)	—

	(30,497)	269	(2,893)	(33,121)

Income before income tax expense	218,136	5,100	(2,893)	220,343
Income tax expense	88,226	2,207	—	90,433

Net income	$129,910	$2,893	$(2,893)	$129,910

	Nine Months Ended May 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net sales	$1,569,734	$1,163,498	$(611,718)	$2,121,514	$23,875	$(25,848)	$2,119,541

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and gains on derivative contracts)	1,507,485	1,066,115	(611,718)	1,961,882	22,949	(25,848)	1,958,983
Gains on derivative contracts	(1,337)	—	—	(1,337)	—	—	(1,337)
Selling, general and administrative expenses	12,701	97,411	—	110,112	5	—	110,117
Depreciation and amortization expenses	11,519	4,724	—	16,243	—	—	16,243

	1,530,368	1,168,250	(611,718)	2,086,900	22,954	(25,848)	2,084,006

Operating income (loss)	39,366	(4,752)	—	34,614	921	—	35,535

Other income (expense):
Interest expense, net	(28,707)	(690)	—	(29,397)	(173)	—	(29,570)
Other, net	(2,656)	681	—	(1,975)	(221)	—	(2,196)
Loss on early extinguishment of debt	(1,245)	—	—	(1,245)	—	—	(1,245)
Equity in net loss of subsidiaries	(3,546)	—	3,546	—	—	—	—

	(36,154)	(9)	3,546	(32,617)	(394)	—	(33,011)

Income (loss) before income tax expense (benefit)	3,212	(4,761)	3,546	1,997	527	—	2,524
Income tax expense (benefit)	1,949	(1,215)	—	734	216	—	950

Net income (loss)	1,263	(3,546)	3,546	1,263	311	—	1,574
Less net income attributable to non-controlling interest	—	—	—	—	—	311	311

Net income (loss) attributable to United Refining Company’s Stockholder	$1,263	$(3,546)	$3,546	$1,263	$311	$(311)	$1,263

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(in thousands)

	Nine Months Ended May 31, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net cash provided by operating activities	$100,173	$6,476	$—	$106,649

Cash flows from investing activities:
Additions to property, plant and equipment	(8,106)	(7,547)	—	(15,653)
Additions to amortizable intangible assets	—	(240)	—	(240)
Additions to deferred turnaround costs	(1,325)	(1,485)	—	(2,810)
Proceeds from asset dispositions	40	2,444	—	2,484

Net cash used in investing activities	(9,391)	(6,828)	—	(16,219)

Cash flows from financing activities:
Net reductions on revolving credit facility	(24,000)	—	—	(24,000)
Dividend to stockholder	(31,008)	—	—	(31,008)
Principal reductions of long-term debt	(587)	(267)	—	(854)

Net cash used in financing activities	(55,595)	(267)	—	(55,862)

Net increase (decrease) in cash and cash equivalents	35,187	(619)	—	34,568
Cash and cash equivalents, beginning of year	5,927	10,733	—	16,660

Cash and cash equivalents, end of period	$41,114	$10,114	$—	$51,228

	Nine Months Ended May 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net cash provided by (used in) by operating activities	$1,950	$9,369	$—	$11,319	$(24,512)	$—	$(13,193)

Cash flows from investing activities:
Additions to property, plant and equipment	(19,544)	(3,634)	—	(23,178)	—	—	(23,178)
Additions to deferred turnaround costs	(14,702)	—	—	(14,702)	—	—	(14,702)
Proceeds from asset dispositions	56	1	—	57	—	—	57

Net cash used in investing activities	(34,190)	(3,633)	—	(37,823)	—	—	(37,823)

Cash flows from financing activities:
Net borrowings on revolving credit facilities	19,000	—	—	19,000	10,900	—	29,900
Proceeds from issuance of common stock of non-controlling interest	—	—	—	—	15,000	—	15,000
Proceeds from issuance of long term debt	352,021	—	—	352,021	—	—	352,021
Principal reductions of long-term debt	(324,413)	(396)	—	(324,809)	—	—	(324,809)
Deferred financing costs	(10,141)	—	—	(10,141)	(415)	—	(10,556)

Net cash provided by (used in) financing activities	36,467	(396)	—	36,071	25,485	—	61,556

Net increase in cash and cash equivalents	4,227	5,340	—	9,567	973	—	10,540
Cash and cash equivalents, beginning of year	7,765	9,405	—	17,170	—	—	17,170

Cash and cash equivalents, end of period	$11,992	$14,745	$—	$26,737	$973	$—	$27,710

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net Sales
Retail	$457,005	$444,800	$1,277,162	$1,160,800
Wholesale	478,793	363,315	1,451,511	958,741

	$935,798	$808,115	$2,728,673	$2,119,541

Intersegment Sales
Wholesale	$244,104	$239,791	$671,280	$609,020

Operating Income (Loss)
Retail	$6,514	$4,078	$4,698	$(6,274)
Wholesale	120,399	24,301	248,766	41,809

	$126,913	$28,379	$253,464	$35,535

Depreciation and Amortization
Retail	$1,385	$1,380	$4,183	$4,207
Wholesale	4,747	3,876	13,886	12,036

	$6,132	$5,256	$18,069	$16,243

Capital Expenditures (including non-cash)
Retail	$3,273	$1,264	$6,773	$3,197
Wholesale	3,050	3,906	10,255	20,193

	$6,323	$5,170	$17,028	$23,390

	May 31, 2012	August 31, 2011
Total Assets
Retail	$164,228	$167,359
Wholesale	540,023	503,252

	$704,251	$670,611

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.	Employee Benefit Plans

For the periods ended May 31, 2012 and 2011, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits
	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
	(in thousands)
Service cost	$215	$447	$978	$1,342
Interest cost on benefit obligation	914	1,245	4,904	3,734
Expected return on plan assets	(860)	(1,135)	(4,582)	(3,405)
Amortization and deferral of net loss	124	508	549	1,523

Net periodic benefit cost	$393	$1,065	$1,849	$3,194

	Other Post-Retirement Benefits
	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
	(in thousands)
Service cost	$249	$377	$866	$1,131
Interest cost on benefit obligation	543	630	1,886	1,889
Amortization and deferral of net loss	(149)	(282)	(515)	(846)

Net periodic benefit cost	$643	$725	$2,237	$2,174

As of May 31, 2012, $4,534,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2012.

In November 2011, the Company reached an agreement with the International Union of Operating Engineers Local 95, which represents the employees operating the refinery. The new agreement was effective February 1, 2012 and expires on February 1, 2017. Under the new collective bargaining agreement (Agreement), changes were made to healthcare and pension benefits provided by the Company. Effective February 1, 2012, medical benefits in retirement for new hires and active employees covered under the Agreement were eliminated. For employees covered under the Agreement meeting certain age and service requirements, the Company will contribute a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective February 1, 2012, benefits under the Company’s defined benefit pension plan sponsored for employees covered under the agreement were frozen. The Company will provide an enhanced contribution under its defined contribution 401 (k) plan as well as a transition contribution for older employees. Additionally, deductibles and co-payments will be added to the medical benefits for employees covered under the Agreement.

As a result of the November 2011 agreement and related plan design changes, a remeasurement of fiscal year 2012 expense pursuant to ASC 715-30 and ASC 715-60 was required, resulting in plan curtailments. As a result of such curtailments during the quarter ended November 30, 2011, the pension liability was reduced by $4,743,000 with a credit to accumulated other comprehensive loss (AOCL) of $4,552,000 and a credit to income of $191,000. Further, the postretirement welfare plan liability was reduced by $12,161,000 and AOCL credited for $12,298,000, with a charge to income of $137,000. The activity in AOCL was recorded net of related income tax effects.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company accrues post-retirement benefits other than pensions, during the years that the employees render the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents.

8.	Fair Value Measurements

The carrying values of all financial instruments classified as a current asset or current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The fair value exceeded the carrying value of the 10.50% Senior Secured Notes at May 31, 2012 and August 31, 2011 by $7,566,000 and $6,684,000, respectively.

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

Recent Developments

The Company continues to be impacted by the extreme volatility of daily pricing changes in the petroleum market in fiscal year 2012. Average crude prices for the fourth quarter of fiscal year 2012 have fallen as compared to the third quarter of fiscal year 2012. The average NYMEX price for crude oil in the fourth quarter of fiscal year 2012 was $87.19 per barrel as measured on July 6, 2012, a $16.75 decrease from the third quarter average of $103.94 per barrel.

The lagged 3-2-1 crackspread in the fourth fiscal quarter of 2012, as measured by the difference between the price of crude oil contracts traded on the NYMEX for the proceeding month to the prices for NYMEX gasoline and heating oil contracts in the current trading month, has decreased as compared to the third quarter of fiscal year 2012. The lagged 3-2-1 crackspread in the fourth quarter of fiscal 2012 as measured on July 6, 2012, was $24.69 as compared to $28.57 for the third fiscal quarter of 2012, a $3.88 or 13.6% reduction.

The average light/heavy differential for the third quarter was $27.79 per barrel while the fourth quarter average has declined to an expected $19.76 per barrel.

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

Retail Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
	(dollars in thousands)
Net Sales
Petroleum	$386,768	$380,032	$1,075,015	$971,733
Merchandise and other	70,237	64,768	202,147	189,067

Total Net Sales	457,005	444,800	1,277,162	1,160,800
Costs of goods sold	416,432	406,067	1,169,340	1,065,794
Selling, general and administrative expenses	32,674	33,275	98,941	97,073
Depreciation and amortization expenses	1,385	1,380	4,183	4,207

Segment Operating (Loss) Income	$6,514	$4,078	$4,698	$(6,274)

Retail Operating Data:
Petroleum sales (thousands of gallons)	98,765	99,042	290,635	292,543
Petroleum margin (a)	$22,946	$22,257	$56,964	$47,032
Petroleum margin ($/gallon) (b)	.2323	.2247	.1960	.1608
Merchandise and other margins	$17,625	$16,476	$50,858	$47,974
Merchandise margin (percent of sales)	25.1%	25.4%	25.2%	25.4%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended May 31, 2012 and 2011

Net Sales

Retail sales increased during the fiscal quarter ended May 31, 2012 by $12.2 million or 2.7% from the comparable period in fiscal 2011 from $444.8 million to $457.0 million. The increase was primarily due to $6.7 million in petroleum sales and $5.5 million in merchandise sales. The petroleum sales increase resulted from a 2.1% increase in retail selling prices per gallon, offset by a .3 million gallon or .3% decrease in retail petroleum volume. The merchandise sales increase is primarily due to increased sales of prepared food and beverages and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended May 31, 2012 by $10.3 million or 2.6% from the comparable period in fiscal 2011 from $406.1 million to $416.4 million. The increase was primarily due to $4.5 million in petroleum purchase prices, fuel tax of $.3 million, freight cost of $1.2 million and merchandise cost of $4.3 million.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses decreased during the fiscal quarter ended May 31, 2012 by $.6 million or 1.8% from the comparable period in fiscal 2011 from $33.3 million to $32.7 million. This decrease was primarily due to a sale of fixed assets offset by an increase in payroll costs and credit card processing fees due to increased credit card usage

Comparison of Nine Months Ended May 31, 2012 and 2011

Net Sales

Retail sales increased during the nine months ended May 31, 2012 by $116.4 million or 10.0% from the comparable period in fiscal 2011 from $1,160.8 million to $1,277.2 million. The increase was primarily due to $103.3 million in petroleum sales, and $13.1 million in merchandise sales. The petroleum sales increase resulted from an 11.4% increase in retail selling prices per gallon offset by a decrease of 1.9 million gallon or .7% decrease in sales volume. The merchandise sales increase is primarily due to increased sales of prepared food and beverages and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the nine months ended May 31, 2012 by $103.5 million or 9.7% from the comparable period in fiscal 2011 from $1,065.8 million to $1,169.3 million. The increase was primarily due to $88.6 million in petroleum purchase prices, merchandise costs of $10.2 million, fuel taxes of $1.3 million and freight costs of $3.4 million.

Selling, General and Administrative Expenses

Retail SG&A expenses increased during the nine months ended May 31, 2012 by $1.8 million or 1.8% from the comparable period in fiscal 2011 from $97.1 million to $98.9 million. The increase was primarily due to payroll costs and credit card processing fees for increased credit card usage, offset by a sale of fixed assets.

Wholesale Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
	(dollars in thousands)
Net Sales (a)	$478,793	$363,315	$1,451,511	$958,741
Costs of goods sold (exclusive of depreciation and amortization and losses/gains on derivative contracts)	346,378	332,238	1,208,722	893,189
Losses/(Gains) on derivative contracts	1,957	(1,337)	(37,495)	(1,337)
Selling, general and administrative expenses	5,312	4,237	17,632	13,044
Depreciation and amortization expenses	4,747	3,876	13,886	12,036

Segment Operating Income	$120,399	$24,301	$248,766	$41,809

Key Wholesale Operating Statistics:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	2,353	1,774	7,568	5,724
Distillates	1,248	975	4,127	3,322
Asphalt	1,664	1,323	5,372	3,443
Butane, propane, residual products, internally produced fuel and other (“Other”)	570	411	1,727	1,718

Total Product Yield	5,835	4,483	18,794	14,207

% Heavy Crude Oil of Total Refinery Throughput (b)	58%	60%	60%	49%
Crude throughput (thousand barrels per day)	59.0	46.6	63.8	47.7

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,455	1,277	4,627	3,711
Distillates	1,056	727	3,291	2,619
Asphalt	1,568	1,215	5,190	3,284
Other	188	123	559	441

Total Product Sales Volume	4,267	3,342	13,667	10,055

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$183,785	$164,048	$549,574	$402,431
Distillates	139,001	99,469	428,119	302,020
Asphalt	143,461	91,412	438,572	228,847
Other	12,546	8,386	35,246	25,443

Total Product Sales	$478,793	$363,315	$1,451,511	$958,741

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended May 31, 2012 and 2011

During the three months ended May 31, 2012, we had a 15-day catalyst regeneration and added a second reactor to the DHT2 to expand hydrotreating capacity. This regeneration was different than the 24-day scheduled maintenance turnaround of the crude unit during the comparable period of Fiscal 2011 that required us to shut down the entire refinery. Refinery crude throughput increased 12.4 thousand barrels per day (bpd) or 26.6% over the comparable period in fiscal 2011 from 46.6 bpd to 59.0 bpd. Refinery product yields increased 1.4 thousand barrels or 30.2% over the comparable period in fiscal 2011 from 4,483 to 5,835 thousand barrels.

Net Sales

Wholesale sales increased during the three months ended May 31, 2012 by $115.5 million or 31.8% from the comparable period in fiscal 2011 from $363.3 million to $478.8 million. The increase was due to a 3.2% increase in wholesale prices and a 27.7% increase in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization and losses/gains on derivative contracts)

Wholesale costs of goods sold increased during the three months ended May 31, 2012 by $14.1 million or 4.3% from the comparable period in fiscal 2011 from $332.2 million to $346.3 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in cost and volume of raw materials.

Losses / (Gains) on Derivative Contracts

For the three months ended May 31, 2012 the Company recognized $3.3 million of realized losses and $1.3 million of unrealized gains in its Consolidated Statement of Operations, respectively. See also Footnote 3 to the Company’s Consolidated Financial Statements.

Selling, General and Administrative Expenses

Wholesale SG&A expenses increased during the three months ended May 31, 2012 by $1.1 million or 25.4% from the comparable period in fiscal 2011 from $4.2 million or 1.2% of net wholesale sales to $5.3 million or 1.1% of net wholesale sales. The increase was primarily due to payroll costs and professional services.

Comparison of Nine Months Ended May 31, 2012 and 2011

During the nine months of fiscal 2011, crude runs and wholesale sales were negatively impacted by the Enbridge Pipeline disruption and the 30-day scheduled refinery maintenance turnaround in October 2010 and the 21-day scheduled crude unit turnaround in the spring. These events resulted in the Company running an average crude throughput of 63,800 bpd for the nine months of fiscal 2012, versus 47,700 bpd during the comparable period in fiscal 2011. Refinery crude throughput increased 16.1 thousand bpd or 33.8% over the comparable period in fiscal 2011 from 47.7 bpd to 63.8 bpd. Refinery product yields increased 4.6 thousand barrels or 32.3% over the comparable period in fiscal 2011 from 14,207 to 18,794 thousand barrels.

Net Sales

Wholesale sales increased during the nine months ended May 31, 2012 by $492.8 million or 51.4% from the comparable period in fiscal 2011 from $958.7 million to $1,451.5 million. The increase was due to a 11.4% increase in wholesale prices and a 35.9% increase in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization and losses/gains on derivative contracts)

Wholesale costs of goods sold increased during the nine months ended May 31, 2012 by $315.5 million or 35.3% from the comparable period in fiscal 2011 from $893.2 million to $1,208.7 million. The increase in wholesale costs of goods sold was primarily due to an increase in the costs and volume of product purchased and refinery expenses.

Losses / (Gains) on Derivative Contracts

For the nine months ended May 31, 2012, the Company recognized $12.4 million of realized losses and $49.9 million of unrealized gains in its Consolidated Statement of Operations, respectively. See also Footnote 3 to the Company’s Consolidated Financial Statements.

Selling, General and Administrative Expenses

Wholesale SG&A expenses increased during the nine months ended May 31, 2012 by $4.6 million or 35.2% from the comparable period in fiscal 2011 from $13.0 million or 1.4% of net wholesale sales to $17.6 million or 1.2% of net wholesale sales. The increase was primarily due to additional payroll costs and professional services.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended May 31, 2012 decreased $1.5 million or 13.0% from the comparable period in fiscal 2011 from $11.8 million to $10.3 million. This was due to decreased borrowing on our revolving credit facility.

Net interest expense (interest expense less interest income) for the nine months ended May 31, 2012 increased $1.2 million or 4.0% from the comparable period in fiscal 2011 from $29.6 million to $30.8 million. In March 2011, the Company refinanced its outstanding Senior Note principal balance of $324.0 million due 2012 with Senior Notes due 2018 with a principal amount of $365.0 million. The increased interest expense incurred between first fiscal quarter 2011 and 2012 is due to the increased principal amount of the senior notes outstanding.

Income Tax Expense / (Benefit)

The Company’s effective tax rate for the three months ended May 31, 2012 and 2011 was approximately 41% and 36% respectively and for the nine month periods was approximately 41% and 38%, respectively. This change is primarily due to recording valuation allowances for state Net Operating Losses recorded in fiscal 2011.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

May 31, 2012
Cash and cash equivalents	$51,228
Working capital	$266,301
Current ratio	3.2
Debt	$358,999

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

Nine Months Ended May 31, 2012
(in millions)
Significant uses of cash
Investing activities:
Additions to amortizable intangible assets	$(.2)
Proceeds from asset dispositions	2.5
Additions to deferred turnaround costs	(2.8)
Property, plant and equipment
Other general capital items (tank repairs, refinery piping, etc)	(6.2)
DHT 2 second reactor	(3.0)
Retail petroleum upgrade	(2.7)
Retail maintenance (blacktop, roof, HVAC, rehab)	(1.8)
Non refinery capital equipment	(1.2)
Environmental	(.4)
State and federal mandates:
Renewable fuels	(.4)

Total property, plant and equipment	$(15.7)

Net cash used in investing activities	$(16.2)

Financing activities:
Dividend to stockholder	$(31.0)
Net reductions on revolving credit facility	(24.0)
Principal reductions of long term debt	(.9)

Net cash used in financing activities	$(55.9)

Working capital items:
Income taxes payable increase	$23.7
Accrued liabilities increase	6.9
Sales, use and fuel taxes payable increase	5.2
Amounts due from affiliated companies, net	4.6
Decrease in inventory	1.8
Accounts payable decrease	(38.3)
Accounts receivable increase	(10.9)
Prepaid expense increase	(4.5)
Derivative asset/liability	(4.0)

Cash used in working capital items	$(15.5)

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

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Amended and Restated Revolving Credit Facility of $175,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on May 18, 2016. Under the Amended and Restated Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate the Federal Funds Open Rate plus 1.5%; or the Daily LIBOR rate plus 3%; plus an applicable margin of 0% to .5%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.75% to 3.25%. The Agent Bank’s prime rate at May 31, 2012 was 3.25%.

The Amended and Restated Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $6.5 million as of May 31, 2012 and there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility resulting in net availability of $168.5 million. As of July 16, 2012, there were no outstanding borrowings under the $175 million Amended and Restated Revolving Credit Facility and there were standby letters of credit in the amount of $6.5 million, resulting in a net availability of $168.5 million and the Company had full access to it. The Company’s working capital ratio was 3.2 as of May 31, 2012.

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

The Company uses its Amended and Restated Revolving Credit Facility to finance a portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate. As of July 16, 2012, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility.

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

At the quarter ended May 31, 2012, the Company had 1,365,000 barrels of heating oil crackspread swaps outstanding as part of its risk management strategy. The crackspread swaps expire sequentially beginning June 2012 through December 2012. These derivative instruments are being used by the Company to lock in margins on future sales by the Company of heating oil. See also Footnote 3 in the Company’s Consolidated Financial Statements.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: July 16, 2012

UNITED REFINING COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2012

KIANTONE PIPELINE CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2012

UNITED REFINING COMPANY OF PENNSYLVANIA (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2012

KIANTONE PIPELINE COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2012

UNITED JET CENTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2012

KWIK-FILL CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2012

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC. (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2012

BELL OIL CORP. (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2012

PPC, INC. (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2012

SUPER TEST PETROLEUM, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2012

KWIK-FIL, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2012

VULCAN ASPHALT REFINING CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2012

COUNTRY FAIR, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy Vice President Finance