Form 10-K
period 2012-08-31
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL CORP; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2012-11-19
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 15, 2012, 100 shares of the Registrant’s common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant’s are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

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

Introduction

United Refining Company is a Pennsylvania Corporation that began business operations in 1902. We are the leading integrated refiner and marketer of petroleum products in western New York and northwestern Pennsylvania, which is located within the Petroleum Administration for Defense Districts I (“PADD I”). We own and operate a medium complexity 70,000 barrel per day (“bpd”) petroleum refinery in Warren, Pennsylvania where we refine crude oil into a variety of finished products, including various grades of gasoline, ultra low sulfur diesel fuel, kerosene, No. 2 heating oil and asphalt. We have a long history of service within our market area. Our first retail service station was established in 1927 near the Warren, Pennsylvania refinery, and we have steadily expanded our distribution network over the years.

Our operations are organized into two major business segments: refining/wholesale and retail. The refining division operates the refinery in Warren and offsite terminals. The wholesale division sells finished products produced at the Warren refinery, primarily in western New York and northwestern Pennsylvania to both our retail network and to third-party customers. The retail business segment sells petroleum products under the Kwik Fill®, Citgo®, Keystone® and Country Fair® brand names at a network of Company operated retail units and convenience and grocery items through convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

For fiscal 2012, we had total net sales of $3.7 billion. Of total sales, petroleum based sales were approximately 52% gasoline, 21% distillate, 18% asphalt and the remaining 9% were from sales of merchandise and other revenue.

Our Operations

Refining Operations

Our refinery, located on a 107-acre site in Warren, Pennsylvania, has a nominal capacity of 70,000 bpd of crude oil processing and averaged saleable production of approximately 64,800 bpd during fiscal 2012. We believe our location in the product-short PADD I, in an area that is geographically distant from the majority of PADD I refining capacity, is a significant marketing advantage. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and we believe that no significant production from such refinery is currently shipped into our primary market area.

During March, 2012 we had a scheduled 15 day catalyst regeneration at the Reformer unit and Distillate Hydrotreater (“DHT2”) and also installed a second reactor at DHT2 to expand hydrotreater capacity. Refinery crude throughput was reduced to 52,650 bpd during March to manage intermediate product inventories.

Our Products

We produce three primary petroleum products: gasoline, middle distillates and asphalt. We presently produce two grades of unleaded gasoline, 87-octane regular and 93-octane premium, and also blend these to produce a mid-grade 89-octane. Middle distillates include kerosene, ultra low sulfur diesel fuel and No. 2 heating oil. We optimize our bottom-of-the-barrel processing by producing asphalt, a higher value alternative to residual fuel oil. Our refining configuration allows the processing of a wide variety of crude oil inputs and our ability to market asphalt on a year-round basis enables us to purchase selected heavier crude oils at higher differentials and lower costs.

Refining Process

Our production of petroleum products from crude oil involves many complex steps, which are briefly summarized below.

We seek to maximize refinery profitability by selecting crude oil and other feedstocks taking into account factors including product demand and pricing in our market areas as well as price, quality and availability of various grades of crude oil. We also consider product inventory levels and any planned turnarounds of refinery units for maintenance. The combination of these factors is optimized by a sophisticated proprietary linear programming computer model, which selects the most profitable feedstock and product mix. The linear programming model is continuously updated and improved to reflect changes in the product marketplace and in the refinery’s processing capability.

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

The intermediate products are then processed in downstream units and blended to produce finished products. A naphtha hydrotreater treats naphtha and FCC light catalytic naptha with hydrogen across a fixed bed catalyst to remove sulfur before further treatment. The treated naphtha is then distilled into light and heavy naphtha at a prefractionator. Light naphtha is then sent to an isomerization unit and heavy naphtha is sent to a reformer, in each case for octane enhancement. The isomerization unit converts the light naphtha catalytically into a gasoline component with 83 octane. The reformer unit converts the heavy naphtha into another gasoline component with up to 94 octane depending upon the desired octane requirement for the grade of gasoline to be produced. The reformer also produces as co-product hydrogen needed to operate hydrotreating units in the refinery.

Raw kerosene is treated with hydrogen at a distillate hydrotreater to remove sulfur to make finished kerosene. A distillate hydrotreater built in 1993 and modified in 2012 with the addition of a second reactor also treats raw distillates to produce ultra low sulfur diesel fuel.

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

Supply of Crude Oil

Substantially all of our crude supply is sourced from Canada and the northern plain states through the Enbridge Pipeline. We are however, not dependent on this source alone. While not utilized during the closure of the Enbridge 6B Pipeline because of the anticipated length of the disruption, we could within 90 days shift up to

70% of our crude oil requirements to some combination of domestic and offshore crude. With additional time, 100% of our crude requirements could be obtained from non-Canadian sources. This change in crude supply could result in a different crude slate and alter product yields and product mix and could affect refinery profitability. Sixty-nine percent of our term contracts with our crude suppliers are on a month-to-month evergreen basis, with 60-to-90 day cancellation provisions; 31% of our term crude contracts are on an annual basis (with month to month pricing provisions). As of August 31, 2012, we had supply contracts with 13 major suppliers for an aggregate of 58,600 bpd of crude oil. We have contracts with four suppliers amounting to approximately 58% of daily crude oil supply (none more than 10,000 barrels per day). None of the remaining suppliers accounted for more than 10% of our crude oil supply.

We access crude through the Kiantone Pipeline, which connects with the Enbridge pipeline system in West Seneca, New York, which is near Buffalo. The Enbridge pipeline system provides access to most North American and foreign crude oils through four primary routes: (i) Canadian and US domestic crude from both Western Canada and North Dakota (Bakken) are transported eastward through the Enbridge mainline system (ii) foreign crude oils unloaded at the Louisiana Offshore Oil Port can be transported north via the Capline and Chicap pipelines and into the Enbridge (Lakehead) mainline system at Mokena, near Chicago, IL (iii) US domestic crude grades can be transported north via the Capline System and/or the Enbridge Mid-Continent (Ozark/Woodpat ) system to Patoka, Illinois where they can be moved via the Chicap Pipeline into the Enbridge (Lakehead) Mainline system at Mokena, near Chicago, Illinois and (iv) foreign crudes unloaded at Portland, Maine are shipped to Montreal then shipped on Enbridge’s line 9 to both Sarnia, Ontario and Westover, Ontario. Enbridge has announced the Phase I (partial) reversal of Line 9. This reversal includes the segment from Westover to Sarnia. It does not interfere with crude deliveries from Montreal to Westover and deliveries into West Seneca. We have also begun to receive US domestic crude (Bakken) via rail deliveries into Hamburg, NY where these volumes are trans-loaded and moved by truck to West Seneca, NY and into the Kiantone Pipeline.

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

The pipeline operation is monitored by operators using a recently upgraded Supervisory Control and Data Acquisition (“SCADA”) system. Shipments of crude arriving at the West Seneca terminal are separated and stored in one of the terminal’s three storage tanks, which have an aggregate storage capacity of 413,000 barrels. The refinery tank farm has two additional crude storage tanks with a total capacity of 200,000 barrels. An additional 35,000 barrels of crude can be stored at the refinery.

Refinery Turnarounds

Turnaround cycles vary for different refinery units. A planned turnaround of each of the two major refinery units (the crude unit and the FCC) is conducted approximately every three to five years, during which time such units are shut down for internal inspection and repair. Turnarounds occurred in October and November 2010 at our FCC unit and its related processing equipment, and in March and April 2011 at our crude unit and its related processing equipment. A major turnaround, which generally takes three to four weeks to complete in the case of the two major refinery units, consists of a series of moderate to extensive maintenance exercises. The next turnaround is scheduled for March 2014 and will include a complete plant shutdown.

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

Wholesale Marketing and Distribution

On a wholesale basis, our wholesale division sells gasoline, distillate and asphalt products to distributor, commercial and government accounts and we sell propane to liquefied petroleum gas marketers. Our wholesale gasoline customer base includes branded dealer/distributor units operating under our proprietary Keystone® and Kwik Fill® brand names and units operating under the Citgo® brand pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. Approximately 20% of the gasoline stations within this network are branded Citgo®.

In fiscal 2012, we sold on a wholesale basis approximately 45,000 bpd of gasoline, distillate and asphalt products to distributor, commercial, and government accounts. In addition, we sell approximately 1,000 bpd of propane to liquefied petroleum gas marketers. In fiscal year 2012, our production of gasoline, distillate, and asphalt sold at wholesale was 33%, 82%, and 100%, respectively. We sell approximately 98% of our wholesale gasoline and distillate products from our refinery in Warren, Pennsylvania, and our Company-owned and operated product terminals. The remaining 2% are sold through third-party exchange terminals.

We use a network of six terminals to store and distribute refined products. This network provides distillate and asphalt storage capacities of approximately 1,225,000 barrels as of August 31, 2012. During fiscal 2012, approximately 86% of our refined products were transported from the refinery via truck transports, with the remaining 14% transported by rail. All gasoline product is stored at the refinery.

In fiscal 2012, approximately 68% of our gasoline production and approximately 18% of our distillate production was sold through our retail network and the remaining 32% of gasoline production and 82% of distillate production was sold to wholesale customers. Asphalt is sold 100% at wholesale.

Long-term dealer/distributor contracts accounted for approximately 16% of our wholesale gasoline sales in fiscal 2012. Supply contracts generally range from three to five years in length, with branded prices based on our prevailing wholesale rack price in Warren. We distribute asphalt from the refinery by railcar or truck transport to end user contractors, in addition to re-supplying our asphalt terminals in Pittsburgh, Pennsylvania.

Our wholesale gasoline customer base includes 45 branded dealer/distributor units operating under our proprietary “Keystone®” and “Kwik Fill®” brand names. Long-term dealer/distributor contracts accounted for approximately 16% of our wholesale gasoline sales in fiscal 2012. Supply contracts generally range from three to five years in length, with branded prices based on our prevailing wholesale rack price in Warren.

We believe that the location of our refinery provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100-mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, including fiscal 2012, we have experienced an approximately 2.5 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo.

Our ability to market asphalt is critical to the performance of our refinery. Crude oil scheduling and a consistent marketing effort enables the refinery to process lower cost higher sulfur content crude oils, which in turn affords us higher refining margins. Sales of paving asphalt generally occur during the period May 1 through October 31 based on weather conditions. In order to maximize our in season asphalt sales, we increase our asphalt storage capacity through the lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is our ability to sell asphalt year-round to roofing shingle manufacturers. In fiscal year 2012, we sold 7.5 million barrels of asphalt.

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

During fiscal 2012, approximately 86% of our refined products were transported from the refinery via truck transports, with the remaining 14% transported by rail. The majority of our wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive rates. We also operate a fleet of eight tank trucks that supply approximately 25% of our Kwik Fill® retail stations.

Product distribution costs to both retail and wholesale accounts are minimized through product exchanges. Through these exchanges, we have access to product supplies at approximately 18 sources located throughout our marketing area. We seek to minimize retail distribution costs through the use of a system wide distribution model.

Retail Operations

As of August 31, 2012, 169 of our retail units were located in New York, 179 in Pennsylvania and 13 in Ohio. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names and grocery items under the Red Apple Food Mart® and Country Fair® brand names. We believe that Red Apple Food Mart®, Kwik Fill®, Country Fair®, Keystone® and Citgo® are well-recognized names in our marketing areas. Approximately 20% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. In fiscal year 2012, approximately 67% of the refinery’s gasoline production was sold through our retail network. In addition to gasoline, many sell diesel fuel, all units sell convenience and grocery items through convenience stores under the Red Apple Food Mart® and Country Fair® brand names. As of August 31, 2012, we operated 361 units, of which 193 units are owned, 107 units are leased, and the remaining stores are operated under a management agreement. 103 are Quick Serve Restaurants (“QSRs”) including franchise operations and eight of the units are full-service truck stops. Customers may pay for purchases with credit cards including our own Kwik Fill® credit card. In addition to this credit card, we maintain a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins. We maintain a 60% / 40% split between sales at our rural and urban units, balancing the higher volumes and lower gross margins in urban areas. We believe that the Company operation of our retail units provides us with a significant advantage over competitors that operate wholly or partly through dealer arrangements because we have greater control over pricing and operating expenses.

Retail Marketing and Distribution

We classify our retail stores into four categories: convenience stores, limited gasoline stations, truck stop facilities, and other stores. Convenience stores sell a wide variety of foods, snacks, cigarettes and beverages and also provide self-service gasoline. One hundred and three of our 361 retail outlets include QSRs where food is prepared on the premises for retail sales and also distribution to our other nearby units that do not have in-store delicatessens. Limited gasoline stations sell gasoline, cigarettes, oil and related car care products and provide full service for gasoline customers. Truckstop facilities sell gasoline and diesel fuel on a self-service and full-service basis. All truckstops include either a full or mini convenience store.

Total merchandise sales for fiscal year 2012 were $278.0 million, with a gross profit of approximately $70.2 million. Gross margins on the sale of convenience merchandise averaged 25.2% for fiscal 2012 and have been relatively constant at 25.2% for the last three years. Merchandise sales have shown continued positive growth.

Merchandise Supply

Tripifoods, Buffalo, New York is our primary wholesale grocery supplier for our entire chain. During fiscal year 2012, we purchased approximately 76.9% of our convenience merchandise from this vendor. Tripifoods supplies us with products including tobacco, candy, deli, grocery, health and beauty products, and sundry items. We also purchase coffee, dairy products, beer, soda, snacks, and novelty goods from direct store vendors for resale. We annually review our suppliers’ costs and services versus those of alternate suppliers. We believe that alternative sources of merchandise supply at competitive prices are readily available.

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

Environmental Regulations

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

Gasoline, Diesel Fuel, and Heating Oil Manufacturing Standards

Mandatory fuel regulations will continue to affect our operations including renewable fuel obligations, and future sulfur reductions.

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

To comply with the annual increases in renewable fuel obligations through 2020 additional expenditures will be needed for railcar and truck loading/unloading modifications. These additions will be completed by the spring of 2013 at a cost of approximately $2.7 million.

On July 20, 2010 the State of New York mandated that all heating oil sold in the state contain no more than 15 parts per million (ppm) sulfur beginning July 1, 2012. Pennsylvania is also discussing lowering the sulfur content which currently has a maximum of 5,000 ppm. We are complying with the New York mandate and will comply with the Pennsylvania mandate when applicable.

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

Petroleum refining is highly competitive. With respect to wholesale gasoline and distillate sales, we compete with Sunoco, Valero, Exxon-Mobil, and other refiners and marketers via the pipeline system. We primarily compete with Marathon Petroleum in the asphalt market, both in New York and Pennsylvania. Many of our principal competitors are integrated multinational oil companies that are substantially larger and better known than us. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

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

It is our view that the high construction costs and the stringent regulatory requirements inherent in petroleum refinery operations make it uneconomical for new competing refineries to be constructed in our primary market area. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and we believe that no significant production from such refinery is currently shipped into our primary market area. In addition, four refineries in PADD I were forced to shut down during the recent economic downturn. We believe this capacity rationalization should improve overall utilization by remaining refineries in PADD I, including us, and result in improved margins as demand improves.

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

Employees

As of August 31, 2012, we had approximately 4,344 employees; 1,912 full-time and 2,432 part-time employees. Approximately 3,804 persons were employed at our retail units, 337 persons at our refinery, Kiantone Pipeline and at terminals operated by us, with the remainder at our office in Warren, Pennsylvania. We have entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A and General Teamsters Local Union No. 397 covering 234, 6, and 21 employees, respectively. The agreements expire on February 1, 2017, January 31, 2017 and July 31, 2014, respectively. We believe that our relationship with our employees is good.

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

In May 2011, we entered into an amended and restated Revolving Credit Facility (“Amended and Restated Revolving Credit Facility”) with PNC Bank, National Association, as Administrator (“the Agent”) increasing the maximum facility commitment from $130,000,000 to $175,000,000 and extending the term to May 18, 2016. This amendment provides the Company greater flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles. The improved liquidity resulting from the expansion of the facility will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The amendment to the Revolving Credit Facility affected certain terms and provisions thereof including an increase in the interest rate. Under the new amendment to the Revolving Credit Facility effective May 31, 2011, the applicable margin will continue to be calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate plus an applicable margin of 0.5% to 0%; the Federal Funds Open Rate plus 0.5%; or the Daily LIBOR rate plus 1%; plus the applicable margin of 1.25% to 1.75% and (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.75% to 3.25%. The applicable margin varies with our facility leverage ratio calculation. The Agent Bank’s prime rate at August 31, 2012 was 3.25%.

The Amended and Restated Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had outstanding letters of credit of $6,533,000 as of August 31, 2012. As of August 31, 2012, we had no outstanding borrowings under the Revolving Credit Facility resulting in net availability of $168,467,000.

ITEM 1A.	RISK FACTORS.

Risks Relating to the Business

Our ability to pay interest and principal on the Senior Secured Notes due 2018 and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevalling economic conditions and financial, business and other factors, most of which are beyond our control.

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

The price volatility of crude oil, other feedstocks, refined petroleum products and fuel and utility services may have a material adverse effect on our earnings, cash flows and liquidity.

Our refining earnings, cash flows and liquidity from operations depend primarily on the margin above operating expenses (including the cost of refinery feedstocks, such as crude oil and natural gas liquids that are processed and blended into refined products) at which we are able to sell refined products. Refining is primarily a margin-based business and, to increase earnings, it is important to maximize the yields of high value finished products while minimizing the costs of feedstock and operating expenses. When the margin between refined product prices and crude oil and other feedstock costs contracts, our earnings, and cash flows are negatively affected. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. While an increase or decrease in the price of crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on our refining margins therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes.

In addition, the nature of our business requires us to maintain substantial refined product inventories. Because refined products are commodities, we have no control over the changing market value of these inventories. Our refined product inventory is valued at the lower of cost or market value under the last-in, first-out (“LIFO”), inventory valuation methodology. If the market value of our refined product inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of sales.

Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel, asphalt and other refined products. Such supply and demand are affected by, among other things:

•	changes in global and local economic conditions;

•	domestic and foreign demand for fuel products, especially in the United States, China and India;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa and Latin America;

•	the level of foreign and domestic production of crude oil and refined products and the volume of crude oil, feedstock and refined products imported into the United States;

•	availability of and access to transportation infrastructure;

•	utilization rates of U.S. refineries;

•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to affect oil prices and maintain production controls;

•	development and marketing of alternative and competing fuels;

•	commodities speculation;

•

natural disasters (such as hurricanes and tornadoes), accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our refinery;

•	federal and state government regulations and taxes; and

•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our markets.

Our direct operating expense structure also impacts our earnings. Our major direct operating expenses include employee and contract labor, maintenance and energy costs. Our predominant variable direct operating cost is energy, which is comprised primarily of fuel and other utility services. The volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our refinery and other operations affect our operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. Natural gas prices have historically been volatile and, typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a negative effect on our earnings and cash flows.

Volatility in refined product prices also affects our borrowing base under our revolving credit facility. A decline in prices of our refined products reduces the value of our refined product inventory collateral, which, in turn, may reduce the amount available for us to borrow under our revolving credit facility.

Our results of operations are affected by crude oil differentials, which may fluctuate substantially.

Our results of operations are affected by crude oil differentials, which may fluctuate substantially. Since 2010, refined product prices have been more correlated to prices of Brent crude oil (“Brent”) than to NYMEX WTI, the traditional U.S. crude oil benchmark, as the discount to which a barrel of NYMEX WTI traded relative to a barrel of Brent has widened significantly relative to historical levels. This differential has also been very volatile as a result of various continuing geopolitical events.

We are subject to interruptions of supply and distribution as a result of our reliance on pipelines for our supply of crude oil. Prolonged disruption to the Enbridge Pipeline or the Kiantone Pipeline may have a material adverse effect on our business, results of operations or financial condition.

Our refinery receives substantially all of its crude oil through pipelines. We could experience an interruption of supply, or an increased cost of receiving crude oil, if the ability of these pipelines to transport crude oil or blendstocks is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, other third party action or any of the types of events described in the preceding risk factor.

We obtain substantially all of our crude oil supply through pipelines owned and operated by Enbridge Energy Partner (“Enbridge Pipeline”), and the Kiantone Pipeline, which we own and operate. Any prolonged disruption to the operations of our refinery, the Enbridge Pipeline or the Kiantone Pipeline, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons, would have a material adverse effect on our business, results of operations or financial condition. Further, our property and business interruption insurance may not compensate us adequately for any losses that occur.

In addition, due to the common carrier regulatory obligation applicable to interstate oil pipelines, capacity must be prorated among shippers in an equitable manner in accordance with the tariff then in effect in the event there are nominations in excess of capacity. Therefore, nominations by new shippers or increased nominations by existing shippers may reduce the capacity available to us with respect to the Enbridge pipeline system. Any prolonged interruption in the operation or curtailment of available capacity of the pipelines that we rely upon for transportation of crude oil could have a material adverse effect on our business, financial condition, results of operations and cash flows and, as a result, our ability to make distributions.

The dangers inherent in our operations could cause disruptions and could expose us to potentially significant losses, costs or liabilities and reduce our liquidity. We are particularly vulnerable to disruptions in our operations because all of our refining operations are conducted at a single facility.

Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. These hazards and risks include, but are not limited to, natural disasters, fires, explosions, pipeline ruptures and spills, third party interference and mechanical failure of equipment at our facilities, any of which could result in production and distribution difficulties and disruptions, pollution (such as oil spills, etc.), personal injury or wrongful death claims and other damage to our properties and the property of others.

There is also risk of mechanical failure and equipment shutdowns both in the normal course of operations and following unforeseen events. In such situations, undamaged refinery processing units may be dependent on, or interact with, damaged process units and, accordingly, are also subject to being shut down.

Because all of our refining operations are conducted at a single refinery, any of such events at our refinery could significantly disrupt our production and distribution of refined products. Any sustained disruption would have a material adverse effect on our business, financial condition, results of operations and cash flows and, as a result, our ability to make distributions.

Our suppliers source substantially all of our crude oil from Canada and the northern plain states and may experience interruptions of supply from those regions.

Our suppliers source substantially all of our crude oil from Canada and the northern plain states. As a result, we may be disproportionately exposed to the impact of delays or interruptions of supply from those regions caused by transportation capacity constraints, curtailment of production, unavailability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from the wells in those areas.

Competition from companies having greater financial and other resources than we do could materially and adversely affect our business and results of operations.

Our refining operations compete with domestic refiners and marketers in the PADD I region of the United States, as well as with domestic refiners in other PADD regions and foreign refiners that import products into the United States. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual customers. Certain of our competitors have larger, more complex refineries, and may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of our principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than we do and have access to proprietary sources of controlled crude oil production. Unlike these competitors, we obtain substantially all of our feedstocks from unaffiliated sources. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of crude oil supply and other feedstocks or intense price fluctuations.

Newer or upgraded refineries will often be more efficient than our refinery, which may put us at a competitive disadvantage. While we have taken significant measures to maintain and upgrade units in our refinery by installing new equipment and repairing equipment to improve our operations, these actions involve significant uncertainties, since upgraded equipment may not perform at expected throughput levels, the yield and product quality of new equipment may differ from design specifications and modifications may be needed to correct equipment that does not perform as expected. Any of these risks associated with new equipment, redesigned older equipment or repaired equipment could lead to lower revenues or higher costs or otherwise have an adverse effect on future results of operations and financial condition and our ability to make distributions. Over time, our refinery may become obsolete, or be unable to compete, because of the construction of new, more efficient facilities by our competitors.

We may incur significant liability under, or costs and capital expenditures to comply with, environmental, health and safety regulations, which are complex and change frequently.

Our refinery and pipelines operations are subject to federal, state and local laws regulating, among other things, the generation, storage, handling, use, treatment and transportation of petroleum and hazardous substances, the emission and discharge of materials into the environment, waste management, characteristics and composition of gasoline and diesel and other matters otherwise relating to the protection of the environment. Our operations are also subject to various laws and regulations relating to occupational health and safety. Compliance with the complex array of federal, state and local laws relating to the protection of the environment, health and safety is difficult and likely will require us to make significant expenditures. Moreover, our business is inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances into the environment including at neighboring areas or third party storage, treatment or disposal facilities. Certain environmental laws impose joint and several liability without regard to fault or the legality of the original conduct in connection with the investigation and cleanup of such spills, discharges or releases. As such, we may be required to pay more than our fair share of such investigation or cleanup. We may not be able to operate in compliance with all applicable environmental, health and safety laws, regulations and permits at all times. Violations of applicable legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or facility shutdowns. We may also be required to make significant capital expenditures or incur increased operating costs or change operations to achieve compliance with applicable standards.

We cannot predict what additional environmental, health and safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. For example, on June 1, 2012, the U.S. Environmental Protection Agency (“EPA”) issued final amendments to the

New Source Performance Standards (“NSPS”) for petroleum refineries, including standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares. We are evaluating the regulation and amended standards, as may be applicable to the flare, process heaters and operations at our refinery. We cannot currently predict the costs that we may have to incur, if any, to comply with the amended NSPS, but costs could be material. In addition, the EPA has announced that it plans to propose new “Tier 3” motor vehicle emission and fuel standards sometime in the second half of 2012. It has been reported that these new Tier 3 regulations may, among other things, lower the maximum average sulfur content of gasoline from 30 parts per million to 10 parts per million. If the Tier 3 regulations are eventually implemented and lower the maximum allowable content of sulfur or other constituents in fuels that we produce, we may at some point in the future be required to make significant capital expenditures and/or incur materially increased operating costs to comply with the new standards. Expenditures or costs for environmental, health and safety compliance could have a material adverse effect on our results of operations, financial condition and profitability and, as a result, our ability to make distributions.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities, including federal, state and transactional taxes such as excise, sales/use, payroll, franchise, withholding and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. There can be no certainty of the effect that increases in taxes, or imposition of new taxes, could have on us, or whether such taxes would be passed on to our customers. Certain of these liabilities are subject to periodic audits by the respective taxing authority, which could increase our tax liabilities. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties.

A decrease in government funding for paving activity could lead to a decrease in demand for asphalt, which could materially adversely affect refining margins.

In fiscal 2012, asphalt sales represented 18% of our total revenues. Over the same period, approximately 88% of our asphalt was produced for use in paving or repaving roads and highways. The level of paving activity is, in turn, dependent upon funding available from federal, state and local governments. Funding for paving has been affected in the past, and may be affected in the future, by budget difficulties at the federal, state or local levels. A decrease in demand for asphalt could cause us to sell asphalt at significantly lower prices or to curtail production of asphalt by processing more costly lower sulfur content crude oil which would adversely affect refining margins.

We have an indirect controlling stockholder.

John A. Catsimatidis indirectly owns all of our outstanding voting stock. By virtue of such stock ownership, Mr. Catsimatidis has the power to control all matters submitted to our stockholder and to elect all of our directors.

Our Pension Plans are Currently Underfunded.

Substantially all of our employees are covered by three noncontributory defined benefit pension plans. As of August 31, 2012, as measured under ASC 715 (which is not the same as the measure used for purposes of calculating required contributions and potential liability to the Pension Benefit Guaranty Corporation, or PBGC), the aggregate accumulated benefit obligation under our pension plans was approximately $116.3 million and the value of the assets of the plans was approximately $72.4 million. In fiscal 2012, we contributed $5.7 million to the three plans, and we have made additional contributions to our pension plans of $2.2 million in fiscal year 2013. If the performance of the assets in our pension plans does not meet our expectations or if other actuarial assumptions are modified, our contributions for future years could be higher than we expect.

In June 2010, the Company announced changes to the healthcare and pension plans provided to salaried employees. Effective September 1, 2010, postretirement medical benefits for new hires and active salaried employees retiring after September 1, 2010 were eliminated. Additionally, effective January 1, 2011, deductibles and co-payments were added to the medical benefits plan for all active and retired employees. For salaried employees meeting certain age and service requirements, the Company will contribute a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective August 31, 2010, benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide an enhanced contribution under its defined contribution 401(k) plan as well as a transition contribution for older employees. The changes made for the salary group described above were also incorporated into the collective bargaining agreement reached with the International Union of Operating Engineers, Local No. 95 effective February 1, 2012.

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

Risks Relating to Senior Secured Notes due 2018 and Revolving Credit Facility.

The indenture governing our senior secured notes and our revolving credit facility contain certain covenants that may inhibit our ability to make certain investments, incur certain additional indebtedness and engage in certain other transactions, which could adversely affect our ability to pursue our business strategies.

The indenture governing our senior secured notes and our revolving credit facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability, among other things, to:

•	incur, assume or guarantee additional debt or issue redeemable stock or preferred stock;

•	make distributions or prepay, redeem, or repurchase certain debt;

•	enter into agreements that restrict distributions from restricted subsidiaries;

•	incur liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into new lines of business;

•	enter into transactions with affiliates; and

•	merge, consolidate or sell substantially all of our assets.

A breach of the covenants under the indenture governing the senior secured notes or under the credit agreement governing the revolving credit facility could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility or indenture, those creditors could proceed against the collateral granted to them to secure that indebtedness.

In the event our lenders or noteholders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

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

We own various real property in the states of Pennsylvania, New York, Ohio, and Alabama, upon which, as of August 31, 2012, we operated 193 retail units and two crude oil and six refined product storage terminals. We also own the 78-mile long Kiantone Pipeline, a pipeline which connects our crude oil storage terminal to the refinery’s tank farm. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. We also have easements, right-of-way agreements, leases, permits, and similar agreements that would enable us to build a second pipeline on property contiguous to the Kiantone Pipeline.

As of August 31, 2012, we also lease an aggregate of 167 sites in Pennsylvania, New York, and Ohio upon which we operate retail units.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth certain historical financial and operating data (the “Selected Information”) as of the end of and for each of the years in the five-year period ended August 31, 2012. The selected income statement, balance sheet, financial and ratio data as of and for each of the five-years ended August 31, 2012 has been derived from our audited consolidated financial statements. The operating information for all periods presented has been derived from our accounting and financial records. The Selected Information set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and Notes thereto in Item 8 and other financial information included elsewhere herein.

	Year Ended August 31,
	2012	2011	2010	2009	2008
	(in thousands)
Income Statement Data:
Net sales	$3,730,925	$3,166,876	$2,654,401	$2,387,171	$3,208,012
Refining operating expenses (1)	123,222	106,715	111,078	123,171	152,521
Selling, general and administrative expenses	157,581	149,456	150,825	144,943	145,770
Operating income (loss)	358,350	33,332	(78,091)	91,468	(52,595)
Interest expense	40,913	40,567	35,177	(36,006)	(36,934)
Interest income	44	17	6	134	4,966
Other, net	(4,711)	(2,564)	(1,518)	(1,471)	(3,706)
Equity in net earnings of affiliate	—	—	—	41	2,879
(Loss) / gain on early extinguishment of debt	—	(1,245)	—	10,096	—
Income (Loss) before income tax expense (benefit)	312,770	(11,027)	(114,780)	64,262	(85,390)
Income tax expense (benefit)	121,954	(3,619)	(38,646)	26,235	(35,485)
Net income (loss)	190,816	(7,408)	(76,134)	38,027	(49,905)
Less net income attributable to non-controlling interest	—	711	—	—	—
Net income (loss) attributable to United Refining Company’s stockholder	190,816	(8,119)	(76,134)	38,027	(49,905)

Balance Sheet Data (at end of period):
Total assets	728,330	670,611	637,103	670,854	601,793
Total debt	359,996	381,087	413,053	331,576	367,291
Total stockholder’s equity	141,276	20,753	26,237	70,814	58,058

(1)	Refinery operating expenses include refinery fuel produced and consumed in refinery operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Annual Report 10-K, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

•	general economic, business and market conditions;

•	repayment of debt;

•	the effect of the current banking and credit crisis on the Company and our customers and suppliers;

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of inefficiencies or shutdowns in refinery operations or pipelines;

•	the availability and cost of financing to us;

•	environmental, tax and tobacco legislation or regulation;

•	volatility of gasoline prices, margins and supplies;

•	merchandising margins;

•	labor costs;

•	level of capital expenditures;

•	customer traffic;

•	weather conditions;

•	acts of terrorism and war;

•	business strategies;

•	expansion and growth of operations;

•	future projects and investments;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

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

Business Strategy and Overview

Our primary business objective is to strengthen our position as a leading producer and marketer of high quality refined petroleum products within our market area. We plan to accomplish this strategy through continued attention to optimizing our operations, resulting in the lowest possible operating costs, and continuing to improve and enhance our retail and wholesale positions. More specifically, we intend to:

•	Maximize the favorable economic impact of our transportation cost advantage by increasing our retail and wholesale market shares within our market area.

•

Optimize profitability by managing feedstock costs, product yields, and inventories through our refinery feedstock management program and our system-wide distribution model. We seek to maximize refinery profitability by selecting crude oil and other feedstocks taking into account product demand and pricing in our market areas, price, quality and availability of various grades of crude oil, product inventory levels and planned turnarounds of refinery units for maintenance. The combination of these factors is optimized by a sophisticated proprietary linear programming computer model, which selects the most profitable feedstock and product mix. The linear programming model is continuously updated and improved to reflect changes in the product market place and in our refinery’s processing capability

•	Continue to investigate strategic acquisitions.

•	Develop high payback discretionary capital improvements to our existing facilities.

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

Revenue Recognition

Revenues for products sold by the wholesale segment are recorded upon delivery of the products to our customers, at which time title to those products is transferred and when payment has either been received or collection is reasonably assured. At no point do we recognize revenue from the sale of product prior to transfer of its title. Title to product is transferred to the customer at the shipping point, under predetermined contracts for sale at agreement upon or posted prices to customers of which collectability is reasonably assured.

Revenues for products sold by the retail segment are recognized immediately upon sale to the customer. Revenue derived from other sources including freight charges are recognized when the related product revenue is recognized.

Collectability of Accounts Receivable

For accounts receivable we estimate the net collectability considering both historical and anticipated trends relating to our customers and the possibility of non-collection due to their financial position. While such non-collections have been historically within our expectations and the allowances the Company has established, the Company cannot guarantee that it will continue to experience non-collection rates that it has experienced in the past. A significant change in the financial position of our customers could have a material impact on the quality of our accounts receivable and our future operating results.

Goodwill and Other Non-Amortizable Assets

In accordance with ACS 350, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. We assess the impairment of goodwill and other indefinite-lived intangible assets annually.

The Company performed separate impairment tests on June 1, 2012 for its tradename and other intangible assets using discounted and undiscounted cash flow methods, respectively. The fair value of the tradename and other intangible assets exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing the tradename and intangible assets for impairment.

There were no material changes in the gross carrying amounts of goodwill, tradename, or other intangible assets for fiscal 2012.

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

The discount rate utilized in valuing the benefit obligations of the plans was derived from the rate of return on high quality bonds as of August 31, 2012. Similarly, the rate of compensation utilizes historic increases granted by the Company and the industry as well as future compensation policies. See Note 10 to “Consolidated Financial Statements, Item 8”.

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

General

The Company is engaged in the refining and marketing of petroleum products. In fiscal 2012, approximately 67% and 18% of the Company’s gasoline and distillate production, respectively, was sold through the Company’s network of service stations and truck stops. The balances of the Company’s refined products were sold to wholesale customers. In addition to transportation and heating fuels, primarily gasoline and distillate, the Company is a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company’s profitability is influenced by fluctuations in the market prices of crude oils and refined products. Although the Company’s product sales mix helps to reduce the impact of large short-term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. Specifically, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt, retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise averaged 25.2% for fiscal 2012 and have been between 25.2% and 26.5% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices.

The Company includes in costs of goods sold operating expenses incurred in the refining process. Therefore, operating expenses reflect only selling, general and administrative expenses, including all expenses of the retail network, and depreciation and amortization.

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal year 2013. The lagged 3-2-1 crackspread as measured by the difference between the price of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, have been positively affected through October. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread in September, the first month of fiscal 2013 averaged $33.78 as compared to an average of $39.65, for August, 2012, a decrease of $5.87 or 15%. The lagged crackspread in October weakened to $27.98 as compared to September, a decrease of $5.80 or 17%. The lagged crackspread for the month of November, calculated on November 9, 2012 was $28.08.

Through November 9, 2012, the indicated lagged crackspread for the first quarter of fiscal 2013 was $29.94, a $.64 or 2% decrease from the average for the fourth quarter of fiscal 2012. The indicated lagged crackspread for our second quarter ending February 28, 2013, calculated as of November 9, 2012 was $30.02.

As of November 12, 2012, the mark to market valuation over the remaining term of the crackspread swap contracts changed $23.6 million from an unrealized gain position of $28.8 million as of August 31, 2012 to a realized gain position of $5.2 million. See also Note 1 to the “Company’s Consolidated Financial Statements”.

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

Retail Operations

	Fiscal Year Ended August 31,
	2012	2011	2010
	(in thousands)
Net Sales
Petroleum	$1,448,009	$1,360,106	$1,100,399
Merchandise and other	278,038	263,662	258,647

Total Net Sales	$1,726,047	$1,623,768	$1,359,046
Costs of Goods Sold	$1,574,474	$1,485,264	$1,221,079
Selling, general and administrative expenses	132,408	132,475	128,017
Depreciation an amortization expenses	5,691	5,340	5,480

Segment Operating Income	$13,474	$689	$4,470

Retail Operating Data:
Petroleum Sales (thousands of gallons)	393,157	396,273	393,831
Petroleum margin (a)	$81,406	$71,843	$72,692
Petroleum margin ($/gallon) (b)	.2071	.1813	.1846
Merchandise and other margins	$70,168	$66,661	$65,275
Merchandise margin (percent of sales)	25.2%	25.3%	25.2%

(a)	Includes the effect of intersegment purchases from our wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross profit by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Net Sales

2012 vs. 2011

Retail sales increased during fiscal 2012 by $102.3 million or 6.3% for the comparable period in fiscal 2011 from $1,623.8 million to $1,726.1 million. The increase was primarily due to $87.9 million in petroleum sales and $14.4 million in merchandise sales. The petroleum sales increase resulted from a 7.3% increase in retail selling prices per gallon, offset by a 3.1 million gallon or .8% decrease in retail petroleum volume. The merchandise sales increase is primarily due to increased prepared food and beverages due to promotional campaigns and increased selling prices.

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

Costs of Goods Sold

2012 vs. 2011

Retail costs of goods sold increased during fiscal 2012 by $89.2 million or 6.0% for the comparable period in fiscal 2011 from $1,485.2 million to $1,574.4 million. The increase was primarily due to $73.6 million in petroleum purchase prices, merchandise cost of $10.9 million, fuel tax of $1.0 million, and freight cost of $3.7 million.

2011 vs. 2010

Retail costs of goods sold increased during fiscal 2011 by $264.2 million or 21.6% for the comparable period in fiscal 2010 from $1,221.0 million to $1,485.2 million. The increase was primarily due to $253.1 million in petroleum purchase prices, merchandise cost of $3.7 million, fuel tax of $5.7 million, and freight cost of $1.7 million.

Selling, General and Administrative Expenses

2012 vs. 2011

Retail Selling, General and Administrative (“SG&A”) expenses remained relatively constant during fiscal 2012 to the comparable period in fiscal 2011.

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

Wholesale Operations

	Fiscal Year Ended August 31,
	2012	2011	2010
	(in thousands)
Net Sales (a)	$2,004,878	$1,543,108	$1,295,355
Costs of Goods Sold (exclusive of depreciation, amortization and (gains) losses on derivative contracts)	1,623,551	1,417,994	1,338,794
(Gains) losses on derivative contracts	(28,848)	58,733	—
Selling, general and administrative expenses	25,173	16,981	22,808
Depreciation, amortization and asset impairments	40,126	16,757	16,314

Segment Operating Income (Loss)	$344,876	$32,643	$(82,561)

Key Wholesale Operating Statistics

	Fiscal Year Ended August 31,
	2012	2011	2010
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	10,055	8,241	9,139
Distillates	5,635	4,765	4,959
Asphalt	7,299	5,243	6,203
Butane, propane, residual products, internally produced fuel and other	2,414	2,361	2,328

Total Product Yield	25,403	20,610	22,629

% Heavy Crude Oil of Total Refinery Throughput (b)	60%	51%	58%
Crude throughput (thousand barrels per day)	64.8	52.4	58.3

Product Sales (thousands of barrels) (a)
Gasoline and gasoline blendstock	6,142	5,425	5,325
Distillates	4,475	3,804	3,831
Asphalt	7,500	5,508	6,684
Other	836	758	1,137

Total Product Sales Volume	18,953	15,495	16,977

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$726,001	$613,499	$453,641
Distillates	573,965	458,099	338,480
Asphalt	657,158	425,046	447,122
Other	47,754	46,464	56,112

Total Product Sales	$2,004,878	$1,543,108	$1,295,355

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Net Sales

2012 vs. 2011

Wholesale sales increased during fiscal 2012 by $461.8 million or 29.9% for the comparable period in fiscal 2011 from $1,543.1 million to $2,004.9 million. The increase was due to a 6.2% increase in wholesale prices and a 22.3% increase in wholesale volume.

2011 vs. 2010

Wholesale sales increased during fiscal 2011 by $247.8 million or 19.1% for the comparable period in fiscal 2010 from $1,295.3 million to $1,543.1 million. The increase was due to a 30.5% increase in wholesale prices offset by a 8.7% decrease in wholesale volume.

Costs of Goods Sold (exclusive of depreciation, amortization and (gains) losses on derivative contracts)

2012 vs. 2011

Wholesale costs of goods sold increased during fiscal 2012 by $225.7 million or 15.9% for the comparable period in fiscal 2011 from $1,418.0 million to $1,643.7 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in cost of raw materials.

2011 vs. 2010

Wholesale costs of goods sold increased during fiscal 2011 by $79.2 million or 5.9% for the comparable period in fiscal 2010 from $1,338.8 million to $1,418.0 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in cost of raw materials.

(Gains)Losses on Derivative Contracts

2012

During fiscal year 2012, the Company recognized a $28.8 million gain in costs and expenses in its Consolidated Statements of Operations. This was attributed to net gains resulting from fair value changes of the Company’s derivative instruments. Of the $28.8 million gain, $15.0 million was realized losses and $43.8 million unrealized (gains). See also Item 7A “Quantitative and Qualitative Disclosures about Market Risk”.

As of November 12, 2012, the mark to market valuation over the remaining term of the crackspread swap contracts changed $23.6 million from an unrealized gain position of $28.8 million as of August 31, 2012 to a realized gain position of $5.2 million. See also Note 1 to the “Company’s Consolidated Financial Statements”.

2011

During fiscal year 2011, the Company recognized a $58.7 million charge to costs and expenses which was attributed to losses resulting from fair value changes of the Company’s derivative instruments. Of the $58.7 million charge, $7.3 million was realized and $51.4 million unrealized (non-cash).

Selling, General and Administrative Expenses

2012 vs. 2011

Wholesale SG&A expenses increased during fiscal 2012 by $8.2 million or 48.2% for the comparable period in fiscal 2011 from $17.0 million or 1.1% of net wholesale sales to $25.2 million or 1.3% of net wholesale sales. The increase was primarily due to additional payroll costs and professional services.

2011 vs. 2010

Wholesale SG&A expenses decreased during fiscal 2011 by $5.8 million or 25.5% for the comparable period in fiscal 2010 from $22.8 million or 1.8% of net wholesale sales to $17.0 million or 1.1% of net wholesale sales. The decrease was primarily due to changes made in pension and post-retirement benefits as discussed above. See retail SG&A discussion 2011 vs. 2010.

Depreciation, Amortization and Asset Impairments

2012 vs. 2011

Depreciation, amortization and asset impairments increased during fiscal 2012 by $23.4 million for the comparable period for fiscal 2011 from $16.8 million to $40.1 million. This increase was due primarily to a charge of $20.1 million resulting from the write-off of certain design costs associated with the Company’s coker facility. See also Note 4 to the “Company’s Consolidated Financial Statements”.

Interest Expense, Net

2012 vs. 2011

Net interest expense (interest expense less interest income) increased during fiscal 2012 by $.3 million for the comparable period for fiscal 2011 from $40.6 million to $40.9 million. The increase was due to the principal amount of Senior Notes outstanding offset by reduced borrowing activity.

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

Income Tax Expense / (Benefit)

Our fiscal 2012 and 2011 effective tax rates of approximately 39% and 33%, respectively, were a decrease from the relatively consistent tax rate of approximately 41% for fiscal 2010 and 2009, due to prior period audit adjustments and the accounting recognition of anticipated expiration of state net operating loss carry forwards, and permanent items.

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

The following table summarizes selected measures of liquidity and capital sources:

	August 31, 2012	August 31, 2011
	(in thousands)
Cash and cash equivalents	$137,540	$16,660
Working capital	$314,951	$186,585
Current ratio	3.6	2.1
Debt	$359,996	$381,087

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations. We continuously evaluate our capital budget; however, management does not foresee any significant increase in maintenance and non-discretionary capital expenditures during fiscal 2013 that would impact future liquidity or capital resources.

Maintenance and non-discretionary capital expenditures have averaged approximately $6 million annually over the last three years for the refining and marketing operations and management currently projects this capital expenditure to be approximately $8-$10 million for fiscal 2013.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During fiscal 2012, significant uses of cash are summarized in the following table:

Fiscal Year Ended
August 31, 2012
(in millions)
Significant uses of cash
Investing activities:
Additions to refinery turnaround costs	$(3.7)
Proceeds from asset disposition	2.6
Property, plant and equipment
Other general capital items (tank repairs, refinery piping, etc)	(6.9)
Retail petroleum upgrade	(3.3)
DHT 2 second reactor	(3.1)
Retail maintenance (blacktop, roof, HVAC, rehab)	(3.0)
Non refinery capital equipment	(1.8)
Environmental	(1.4)
State and federal mandates:
Renewable fuels	(.4)

Total property, plant and equipment	(19.9)

Net cash (used in) investing activities	(21.0)

Financing activities:
Dividends to stockholder	(64.9)
Net (payments) borrowings on revolving credit facility	(24.0)
Principal reductions of long-term debt	(1.2)

Net cash (used in) financing activities	(90.1)

Working capital items:
Accounts payable decrease	(37.7)
Accounts receivable increase	(9.2)
Derivative liability decrease	(2.8)
Income taxes payable increase	26.3
Prepaid expense decrease	20.6
Decrease in inventory	15.7
Sales use and fuel taxes payable increase	5.2
Amounts due to affiliated companies, net decrease	3.0
Accrued liabilities increase	1.6

Cash provided by working capital items	$22.7

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and available borrowings under our Amended and Restated Revolving Credit Facility of $175,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on May 18, 2016. Under the Amended and Restated Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate the Federal Funds Open Rate plus 1.5%; or the Daily LIBOR rate plus 3%; plus an applicable margin of 0% to .5%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.75% to 3.25%. The Agent Bank’s prime rate at August 31, 2012 was 3.25%.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility.

We had outstanding letters of credit of $6,533,000 as of August 31, 2012. As of August 31, 2012, we had no outstanding borrowings under the Revolving Credit Facility resulting in net availability of $168,467,000.

The Company’s 10.5% First Senior Secured Notes mature in 2018, at which time the Company will either have to pay the principal amount in full or refinance the Notes.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of August 31, 2012 and is based on information appearing in the Notes to the Consolidated Financial Statements in Item 8:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Long-term debt	$370,194	$1,318	$1,971	$1,377	$365,528
Operating leases	75,525	12,644	21,521	16,546	24,814
Interest on 10.5% Senior Notes due 8/15/2018 (a) (b)	210,788	19,163	76,650	76,650	38,325

Total contractual cash obligations (c)	$656,507	$33,125	$100,142	$94,573	$428,667

(a)	On March 8, 2011, the Company sold $365,000,000 of the Senior Secured Notes due 2018 for $352,020,600, resulting in original issue discount of $12,979,400, which will be amortized over the life of the Senior Secured Notes due 2018 using the interest method and is not reflected in this table. The net proceeds of the offering of $344,249,000 were used to fund the tender offer for all of its outstanding Senior Notes due 2012, pay accrued interest of $3,400,000 there on and a redemption premium related thereto. See Note 9 to “Consolidated Financial Statements, Item 8”.
(b)	The above does not reflect our long term Amended and Restated Revolving Credit Facility, which had a balance of $0 as of August 31, 2012. The facility’s balance remains $0 during the first quarter of the 2013 fiscal year. Also does not include interest on the Revolving Credit Facility. The applicable margin varies with our facility leverage ratio calculation. Under the amended and restated Revolving Credit Facility, for base rate borrowings, interest is calculated at the greater of the Agent’s prime rate, federal funds open rate plus 0.5% or the daily LIBOR rate plus 1.0% plus the applicable margin of 1.25% to 1.75%. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 2.75% to 3.25%. The applicable margin varies with our facility’s average unused availability calculation See Notes 8 and 9 to “Consolidated Financial Statements, Item 8”.
(c)	Pension obligations are not included since payments are not known.

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

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. We adopted this statement and reflect comprehensive income in a separate statement.

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

In July 2012, the FASB issued an accounting standard that gives companies testing indefinite-lived intangible assets for impairment the option of performing a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset in a quantitative impairment test. If companies determine, based on qualitative factors, that the fair value of the intangible asset is more likely than not less than the carrying amount, the quantitative impairment test would be required. Otherwise, further testing would not be needed. The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We do not anticipate that the adoption of this accounting standard will have a material impairment on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We use our Amended and Restated Revolving Credit Facility to finance a portion of our operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose us to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds rate or the LIBOR rate.

We have exposure to price fluctuations of crude oil and refined products. We do not manage the price risk related to all of our inventories of crude oil and refined products with a permanent formal hedging program, but we do manage our risk exposure by managing inventory levels and by selectively applying hedging activities. At August 31, 2012, the Company had no future positions hedging crude or product inventories.

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

At August 31, 2012, the Company had 780,000 barrels of heating oil and gasoline crackspread swaps outstanding as part of its risk management strategy. This represents approximately 43.0% of scheduled distillate production through December 2012. The remainder of the crackspread swap contracts expire sequentially beginning September 2012 through December 2012. These derivative instruments are being used by the Company to lock in margins on future sales by the Company of heating oil.

During the year ended August 31, 2012, the Company recognized $28,848,000 of gains in its Consolidated Statement of Operations. Of this amount $14,978,000 was realized losses (cash losses) for contracts which expired for the period ending August 31, 2012 and $43,826,000 was unrealized gains (non-cash gains) over the remaining term of the contracts as of August 31, 2012.

As of November 12, 2012, the mark to market valuation over the remaining term of the crackspread swap contracts changed $23,606,000 from an unrealized gain position of $28,848,000 as of August 31, 2012 to a realized gain position of $5,242,000. See also Note 1 to the “Company’s Consolidated Financial Statements”.

At August 31, 2012, we were exposed to the risk of market price declines with respect to a substantial portion of our crude oil and refined product inventories.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Refining Company

Warren, Pennsylvania

We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss) , stockholder’s equity and cash flows for each of the three years in the period ended August 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, New York

November 19, 2012

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	August 31,
	2012	2011
Assets
Currents:
Cash and cash equivalents	$137,540	$16,660
Accounts receivable, net	120,599	111,426
Inventories, net	156,220	171,880
Prepaid expenses and other assets	19,813	40,387
Deferred income taxes	1,048	14,458
Amounts due from affiliated companies, net	89	3,104

Total current assets	435,309	357,915
Property, plant and equipment, net	253,387	270,974
Deferred financing costs, net	8,471	10,148
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,164	1,270
Deferred turnaround costs and other assets, net	18,150	18,455

	$728,330	$670,611

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,318	$978
Accounts payable	42,203	79,946
Derivative liability	9,098	55,720
Accrued liabilities	16,916	15,358
Income taxes payable	28,931	2,627
Sales, use and fuel taxes payable	21,892	16,637

Total current liabilities	120,358	171,266
Revolving credit facility	—	24,000
Long term debt: less current installments	358,678	356,109
Deferred income taxes	15,022	11,353
Deferred retirement benefits	92,996	87,130

Total liabilities	587,054	649,858

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share—shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	24,825	24,789
Retained earnings	135,988	10,112
Accumulated other comprehensive loss	(19,537)	(14,148)

Total stockholder’s equity	141,276	20,753

	$728,330	$670,611

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	Year Ended August 31,
	2012	2011	2010
Net sales	$3,730,925	$3,166,876	$2,654,401

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization, and (gains) losses on derivative contracts)	3,198,025	2,903,258	2,559,873
(Gains) losses on derivative contracts	(28,848)	58,733	—
Selling, general and administrative expenses	157,581	149,456	150,825
Depreciation, amortization and asset impairments	45,817	22,097	21,794

	3,372,575	3,133,544	2,732,492

Operating income (loss)	358,350	33,332	(78,091)

Other income (expense):
Interest expense, net	(40,869)	(40,550)	(35,171)
Other, net	(4,711)	(2,564)	(1,518)
Loss on early extinguishment of debt	—	(1,245)	—

	(45,580)	(44,359)	(36,689)

Income (loss) before income tax expense (benefit)	312,770	(11,027)	(114,780)

Income tax expense (benefit):
Current	101,130	5,131	(38,280)
Deferred	20,824	(8,750)	(366)

	121,954	(3,619)	(38,646)

Net income (loss)	190,816	(7,408)	(76,134)
Less net income attributable to non-controlling interest	—	711	—

Net income (loss) attributable to United Refining Company’s Stockholder	$190,816	$(8,119)	$(76,134)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended August 31,
	2012	2011	2010
Net income (loss) attributable to United Refining Company’s Stockholder	$190,816	$(8,119)	$(76,134)
Other comprehensive (loss) income, net of taxes:
Unrecognized post retirement (costs) income, net of taxes of $(3,745), $241 and $10,072 for the years ended August 31, 2012, 2011 and 2010, respectively	(5,389)	346	31,055

Other comprehensive (loss) income	(5,389)	346	31,055

Total comprehensive income (loss)	$185,427	$(7,773)	$(45,079)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance at August 31, 2009	100	$—	$21,998	$94,365	$(45,549)	$—	$70,814
Other comprehensive income	—	—	—	—	31,055	—	31,055
Contribution from Parent under the Tax Sharing Agreement	—	—	502	—	—	—	502
Net loss	—	—	—	(76,134)	—	—	(76,134)

Balance at August 31, 2010	100	—	22,500	18,231	(14,494)	—	26,237
Other comprehensive income	—	—	—	—	346	—	346
Contribution from Parent under the Tax Sharing Agreement	—	—	2,289	—	—	—	2,289
Net loss (income)	—	—	—	(8,119)	—	711	(7,408)
Issuance of common stock	—	—	—	—	—	15,000	15,000
Dissolution of non-controlling interest	—	—	—	—	—	(15,711)	(15,711)

Balance at August 31, 2011	100	—	24,789	10,112	(14,148)	—	20,753
Other comprehensive loss	—	—	—	—	(5,389)	—	(5,389)
Contribution from Parent under the Tax Sharing Agreement	—	—	36	—	—	—	36
Net income	—	—	—	190,816	—	—	190,816
Dividends	—	—	—	(64,940)	—	—	(64,940)

August 31, 2012	100	$—	$24,825	$135,988	$(19,537)	$—	$141,276

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended August 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$190,816	$(7,408)	$(76,134)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and asset impairments	49,354	23,939	22,127
Unrealized (gain) loss on derivative contracts	(43,826)	51,414	—
Non cash portion of loss on early extinguishment of debt	—	330	—
Deferred income taxes	20,824	(8,750)	(366)
(Gain) loss on asset dispositions	(1,496)	1,484	1,030
Cash provided by (used in) working capital items	22,654	30,214	(27,641)
Net income attributable to non-controlling interest dissolved during the year	—	(711)	—
Change in operating assets and liabilities:
Other assets, net	(3,174)	(5)	—
Deferred retirement benefits	(3,268)	(3,903)	13,196
Other noncurrent liabilities	—	—	(4)

Total adjustments	41,068	94,012	8,342

Net cash provided by (used in) operating activities	231,884	86,604	(67,792)

Cash flows from investing activities:
Additions to property, plant and equipment	(19,845)	(27,874)	(26,471)
Additions to deferred turnaround costs	(3,725)	(18,910)	(1,498)
Proceeds from asset dispositions	2,639	729	25

Net cash used in investing activities	(20,931)	(46,055)	(27,944)

Cash flows from financing activities:
Distribution from Parent under the Tax Sharing Agreement	36	2,289	502
Proceeds from issuance of common stock of non-controlling interest	—	15,000	—
Dividends to stockholder	(64,940)	—	—
Dissolution of non-controlling interest	—	(15,000)	—
Proceeds from issuance of long-term debt	—	352,021	—
Principal reductions of long-term debt	(1,169)	(325,076)	(1,648)
Net (payments) borrowings on revolving credit facility	(24,000)	(59,000)	83,000
Deferred financing costs	—	(11,293)	(10)

Net cash (used in) provided by financing activities	(90,073)	(41,059)	81,844

Net increase (decrease) in cash and cash equivalents	120,880	(510)	(13,892)
Cash and cash equivalents, beginning of year	16,660	17,170	31,062

Cash and cash equivalents, end of year	$137,540	$16,660	$17,170

Cash provided by (used in) working capital items:
Accounts receivable, net	$(9,173)	$(47,234)	$21,190
Refundable income taxes	—	36,390	(36,390)
Inventories	15,660	34,958	30,703
Prepaid expenses and other assets	20,574	(12,446)	(13,380)
Amounts due from affiliated companies, net	3,015	(132)	(2,163)
Accounts payable	(37,743)	14,326	(17,877)
Derivative liability	(2,796)	4,306	—
Accrued liabilities	1,558	(211)	(1,448)
Income taxes payable	26,304	2,075	(4,597)
Sales, use and fuel taxes payable	5,255	(1,818)	(3,679)

Total Change	$22,654	$30,214	$(27,641)

Cash paid during the period for:
Interest	$39,293	$41,205	$35,809
Income taxes	$75,033	$1,621	$5,765

Non-cash investing and financing activities:
Property additions and capital leases	$2,224	$762	$942

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

At August 31, 2012, the Company had 780,000 barrels of heating oil crackspread swaps outstanding as part of its risk management strategy. This represents approximately 43.0% of scheduled distillate production through December 2012. These crackspread swap contracts expire sequentially beginning September 2012 through December 2012. These derivative instruments are being used by the Company to lock in margins on future sales by the Company of heating oil.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value and balance sheet classification of our derivative instruments as of August 31, 2012 and 2011 are as follows:

	August 31, 2012
	Notional Balance	Maturity Date	Derivative Liability
	(in thousands)
Not designated as hedges under ASC 815
Heating oil crackspread swaps	780 barrels	Monthly September 2012 through December 2012	$9,098

Total derivative instruments	780 barrels		$9,098

	August 31, 2011
	Notional Balance	Maturity Date	Derivative Liability
	(in thousands)
Not designated as hedges under ASC 815
Heating oil and gasoline crackspread swaps	4,575 barrels	Monthly September 2011 through December 2012	$55,720

Total derivative instruments	4,575 barrels		$55,720

For the fiscal years ended August 31, 2012 and 2011, the Company recognized $(28,848,000) and $58,733,000 of (gains) losses in costs and expenses in its Consolidated Statements of Operations.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a straight-line basis over the expected lease term. The lease term begins on the date the Company has the right to control the use of the leased property pursuant to the terms of the lease.

Deferred Maintenance Turnarounds

The cost of maintenance turnarounds, which consist of complete shutdown and inspection of significant units of the refinery at intervals of two or more years for necessary repairs and replacements, are deferred when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 2 to 10 years. As of August 31, 2012 and 2011, deferred turnaround costs included in Deferred Turnaround Costs and Other Assets, amounted to $14,316,000 and $17,789,000, net of accumulated amortization of $26,695,000 and $20,642,000, respectively. Amortization expense included in costs of goods sold for the fiscal years ended August 31, 2012, 2011 and 2010 amounted to $7,198,000, $4,350,000 and $5,056,000, respectively.

Amortizable Intangible Assets

The Company amortizes identifiable intangible assets such as brand names, non-compete agreements, leasehold covenants and deed restrictions on a straight line basis over their estimated useful lives which range from 5 to 25 years.

Revenue Recognition

Revenues for products sold by the wholesale segment are recorded upon delivery of the products to our customers, at which time title to those products is transferred and when payment has either been received or collection is reasonably assured. At no point do we recognize revenue from the sale of products prior to the transfer of its title. Title to product is transferred to the customer at the shipping point, under pre-determined contracts for sale at agreed upon or posted prices to customers of which collectability is reasonably assured. Revenues for products sold by the retail segment are recognized immediately upon sale to the customer. Included in Net Sales and Costs of Goods Sold are consumer excise taxes of $225,605,000, $224,551,000 and $218,811,000 for the years ended August 31, 2012, 2011 and 2010, respectively.

Cost Classifications

Our Cost of goods sold (which excludes depreciation and amortization on property, plant and equipment and (gains) or losses on derivative contracts) includes Refining Cost of Products Sold and related Refining Operating expenses.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company’s results of operations are included in the consolidated Federal Income tax return of the Parent and separately in various state jurisdictions. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. The Company is open to examination for tax years 2002 through 2011 and there is a federal tax audit in process for the tax years 2007 through 2010. There are currently no state tax audits in process and there are no unsettled income tax assessments outstanding. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of interest expense, net and other, net, respectively. No amounts of such expenses are currently accrued.

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

In June 2010, the Company announced changes to the healthcare and pension plans provided to salaried employees. Effective September 1, 2010, postretirement medical benefits for new hires and active salaried employees retiring after September 1, 2010 were eliminated. Additionally, effective January 1, 2011, deductibles and co-payments were added to the medical benefits plan for all active and retired employees. For salaried employees meeting certain age and service requirements, the Company contributes a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective August 31, 2010, benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide an enhanced contribution under its defined contribution 401(k) plan as well as a transition contribution for older employees. The changes made for the salary group described above were also incorporated into the collective bargaining agreement reached with the International Union of Operating Engineers, Local No.95 effective February 1, 2012.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company purchased approximately 10% of its cost of goods sold from one vendor during the fiscal years ended August 31, 2012 and 2011, respectively. The Company is not obligated to purchase from this vendor, and, if necessary, there are other vendors from which the Company can purchase crude oil and other petroleum based products. The Company had approximately $1,004,000 and $4,507,000 in accounts payable for the years ended August 31, 2012 and 2011 to this respective vendor.

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

Goodwill and Other Non-Amortizable Assets

In accordance with ASC 350, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with ASC 350. Other definite lived intangible assets continue to be amortized over their estimated useful lives.

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

Other Comprehensive (Loss) Income

The Company reports comprehensive (loss) income in accordance with ASC 220-10. ASC 220-10 establishes guidelines for the reporting and display of comprehensive (loss) income and its components in financial statements. Comprehensive (loss) income includes charges and credits to equity that is not the result of transactions with the shareholder. Included in other comprehensive loss for the Company is a charge for unrecognized post retirement costs, which is net of taxes in accordance with ASC 715. The accumulated other comprehensive loss balance is made up entirely of unrecognized post retirement costs.

Recent Accounting Pronouncements

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance was effective for interim and annual reporting periods beginning after December 15, 2011 and was applied prospectively. The adoption of this amended guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is, to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2011 and will be applied retrospectively. We adopted this statement and reflect comprehensive income in a separate statement.

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

In July 2012, the FASB issued an accounting standard that gives companies testing indefinite-lived intangible assets for impairment the option of performing a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset in a quantitative impairment test. If companies determine, based on qualitative factors, that the fair value of the intangible asset is more likely than not less than the carrying amount, the quantitative impairment test would be required. Otherwise, further testing would not be needed. The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We do not anticipate that the adoption of this accounting standard will have a material impairment on our consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassification

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform with the presentation in the current year.

2.	Accounts Receivable, Net

As of August 31, 2012 and 2011, accounts receivable were net of allowance for doubtful accounts of $1,800,000, respectively.

3.	Inventories

Inventories consist of the following:

	August 31,
	2012	2011
	(in thousands)
Crude Oil	$40,419	$47,897
Petroleum Products	66,296	80,302

Total @ LIFO	106,715	128,199

Merchandise	23,707	21,408
Supplies	25,798	22,273

Total @ FIFO	49,505	43,681

Total Inventory	$156,220	$171,880

Included in petroleum product inventories are exchange balances either held for or due from other petroleum marketers. These balances are not significant.

The Company does not own sources of crude oil and depends on outside vendors for its needs.

As of August 31, 2012 and 2011, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $77,727,000 and $92,059,000, respectively. For the fiscal years ended August 31, 2012 and 2011, the Company recorded a charge to cost of sales from a LIFO layer liquidation of $4,325,000 and $11,467,000, respectively.

4.	Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	August 31,
	2012	2011
	(in thousands)
Refinery equipment	$316,489	$304,259
Marketing (i.e. retail outlets)	111,914	105,753
Transportation	9,665	8,229
Construction-in-progress	15,935	36,893

	454,003	455,134
Less: Accumulated depreciation	200,616	184,160

	$253,387	$270,974

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal year ended August 31, 2012, the Company re-evaluated its efforts to construct a Coker Facility and determined that it was necessary to suspend the project indefinitely. As a result, it recorded a charge of $20,122,000 which is included in depreciation, amortization and asset impairments associated with the design of the facility. Management believes that the remainder of the material costs amounting to $6,964,000 will be utilized for other projects within the refinery and the Company will begin depreciating the assets over the estimated remaining life of approximately 20 years. The Company also placed into service $2,700,000 of coker related assets associated with a different project. As of August 31, 2011, construction-in-progress included approximately $29,719,000 of material and design costs associated with the construction of the Coker Facility.

5.	Goodwill and Intangible Assets

As of August 31, 2012 and 2011, the Company’s intangible assets and goodwill, included in the Company’s retail segment, were as follows:

	Weighted Average Remaining Life	August 31, 2012		August 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizable intangible assets:
Deed restrictions	14 yrs.	$800	$341	$800	$309
Leasehold covenants	11 yrs.	1,490	785	1,490	711

		$2,290	$1,126	$2,290	$1,020

Non-amortizable assets:
Tradename		$10,500	$—	$10,500	$—
Goodwill		$1,349	$—	$1,349	$—

Amortization expense for the fiscal years ended August 31, 2012, 2011, and 2010 amounted to $106,000, $106,000 and $107,000, respectively.

Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending August 31, 2017 is estimated to be $106,000 in each year.

6.	Accrued Liabilities

Accrued liabilities include the following:

	August 31,
	2012	2011
	(in thousands)
Interest	$114	$349
Payrolls and benefits	15,241	13,303
Other	1,561	1,706

	$16,916	$15,358

7.	Leases

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2012 and 2011, capitalized lease obligations, included in long-term debt, amounted to $822,000 and $918,000, respectively, inclusive of current portion of $64,000 and $96,000, respectively. The related assets (retail gas stations and convenience stores) as of August 31, 2012 and 2011 amounted to $541,000 and $630,000, net of accumulated amortization of $538,000 and $1,190,000, respectively. Lease amortization amounting to $89,000, $139,000 and $167,000 for the years ended August 31, 2012, 2011, and 2010, respectively is included in depreciation and amortization expense.

Future minimum lease payments as of August 31, 2012 are summarized as follows:

Year ended August 31,	Capital Leases	Operating Leases
	(in thousands)
2013	$155	$12,644
2014	161	11,619
2015	152	9,902
2016	140	9,079
2017	140	7,467
Thereafter	539	24,814

Total minimum lease payments	1,287	75,525
Less: Minimum sublease rents	—	40

Net minimum lease payments	1,287	$75,485

Less: Amount representing interest	465

Present value of net minimum lease payments	$822

Net rent expense for operating leases amounted to $12,502,000, $12,137,000 and $12,107,000 for the years ended August 31, 2012, 2011 and 2010, respectively.

8.	Credit Facility

On May 18, 2011, the Company, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation, Country Fair, Inc. and Kwik-Fill Corporation (as Guarantor) entered into an amended and restated Revolving Credit Facility (“Amended and Restated Revolving Credit Facility”) with PNC Bank, National Association as Administrator (the “Agent”) increasing the maximum facility commitment from $130,000,000 to $175,000,000 and extending the term to May 18, 2016. Under the Amended and Restated Revolving Credit Facility, interest is calculated as follows: (a) for base rate borrowings, at the greater of the Agent’s prime rate, federal funds open rate plus 0.5% or the daily LIBOR rate plus 1.0% plus the applicable margin of 1.25% to 1.75% and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.75% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s unused availability under the facility. The Amended and Restated Revolving Credit Facility continues to be secured primarily by certain cash accounts, accounts receivable and inventory which amounted to $393,000,000 as of August 31, 2012. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility. The participating banks in the Amended and Restated Revolving Credit Facility are PNC Bank, National Association, Bank of America, N.A., Manufacturers and Traders Trust Company, and Bank Leumi USA.

As of August 31, 2012, there were no Base-Rate borrowings nor Euro-Rate borrowings outstanding under the agreement. As of August 31, 2011, $14,000,000 of Base-Rate borrowing and $10,000,000 of Euro-Rate borrowings were outstanding under the agreement. $6,533,000 and $4,433,000 of letters of credit were

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding under the agreement at August 31, 2012 and 2011, respectively. The weighted average interest rate for Base-Rate borrowing for the years ended August 31, 2012 and 2011 was 4.6% and 4.0%, respectively. The weighted average interest rate for Euro-Rate borrowings for the years ended August 31, 2012 and 2011 was 3.1% and 2.6%, respectively. The Company pays a commitment fee of 3/8% per annum on the unused balance of the facility. All bank related charges are included in Other, net in the Consolidated Statements of Operations.

9.	Long-Term Debt

On March 8, 2011, the Company sold $365,000,000 of 10.500% Senior Secured Notes due 2018 for $352,020,600, resulting in original issue discount of $12,979,400, which is being amortized over the life of the Senior Secured Notes due 2018 using the interest method. The net proceeds of the offering of $344,249,000 were used to retire all of its outstanding 10 1/2% Senior Notes due 2012, pay accrued interest of $3,400,000 and a redemption premium related thereto. A loss of $1,245,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $915,000, a write-off of unamortized net debt premium of $1,153,000 and a write-off of deferred financing costs of $1,483,000. The Senior Secured Notes are guaranteed on an unsecured basis by all of the Company’s domestic subsidiaries existing at March 8, 2011. The Senior Secured Notes are secured on a first-priority basis by the Company’s assets comprising its refinery located in Warren, Pennsylvania and the capital stock of its pipeline subsidiary, subject to permitted liens. The Senior Secured Notes will rank equally with all of the Company’s existing and future senior indebtedness that is not subordinate in right of payment to the Senior Secured Notes.

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

Both the Indenture of the Senior Unsecured Notes and the facility (See Note 8 to “Consolidated Financial Statements”) require that the Company maintain certain financial covenants. The facility requires the Company

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to meet certain financial covenants, as defined in the facility, a minimum Fixed Charge Coverage Ratio and a minimum Consolidated Net Worth. In addition, the facility limits the amount the Company can distribute for capital and operating leases. Both the facility and the Indenture of the Senior Unsecured Notes restrict the amount of dividends payable and the incurrence of additional Indebtedness. As of August 31, 2012 the Company is in compliance with covenants under the facility and the Indenture.

A summary of long-term debt is as follows:

	August 31,
	2012	2011
	(in thousands)
Long-term debt:
10.50% Senior Unsecured Notes due February 28, 2018, net of unamortized discount of $10,198 and $12,052, respectively	$354,802	$352,948
Other long-term debt	5,194	4,139

	359,996	357,087
Less: Current installments of long-term debt	1,318	978

Total long-term debt, less current installments	$358,678	$356,109

The principal amount of long-term debt matures as follows:

Year ended August 31,
(in thousands)
2013	$1,318
2014	1,188
2015	783
2016	1,144
2017	233
Thereafter	365,528

370,194
Unamortized discount	10,198

Total	$359,996

The following financing costs have been deferred and are being amortized to expense over the term of the related debt:

	August 31,
	2012	2011
	(in thousands)
Beginning balance	$10,880	$8,441
Current year additions	—	10,880

Total financing costs	10,880	19,321
Less:
Deferred financing costs associated with debt retirement	—	8,441
Accumulated amortization	2,409	732

	$8,471	$10,148

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for the fiscal years ended August 31, 2012, 2011 and 2010 amounted to $1,677,000, $1,362,000 and $1,150,000, respectively.

10.	Employee Benefit Plans

The Company sponsors three defined benefit plans and seven defined contribution plans covering substantially all its full time employees. The benefits under the defined benefit plans are based on each employee’s years of service and compensation. Effective February 1, 2012 benefits under the Company’s defined benefit pension plan for hourly employees were frozen. Additionally, effective August 31, 2010 benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide enhanced contributions under its defined contribution 401(k) plan as well as a transition contribution for older employees. The Company’s policy is to contribute the minimum amounts required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended and any additional amounts for strategic financial purposes or to meet other goals relating to plan funded status. The assets of the plans are invested in an investment trust fund and consist of interest-bearing cash, separately managed accounts and bank common/collective trust funds.

In addition to the above, the Company provides certain post-retirement healthcare benefits to salaried and certain hourly employees that retired prior to September 1, 2010. These post-retirement benefit plans are unfunded and the costs are paid by the Company from general assets.

Net periodic pension cost and post-retirement healthcare benefit cost consist of the following components for the years ended August 31, 2012, 2011, and 2010:

	Pension Benefits			Other Post-Retirement Benefits
	2012	2011	2010	2012	2011	2010
	(in thousands)
Service cost	$993	$1,800	$3,563	$1,114	$1,507	$3,364
Interest cost on benefit obligation	5,037	4,946	5,724	2,428	2,520	4,740
Expected return on plan assets	(4,717)	(4,521)	(3,924)	—	—	—
Curtailment effect	126	—	436	—	—	—
Amortization of transition obligation	2	2	2	—	—	597
Amortization and deferrals	599	1,468	3,566	(662)	(1,128)	1,842

Net periodic benefit cost	$2,040	$3,695	$9,367	$2,880	$2,899	$10,543

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other changes in plan assets and benefit obligation recognized in Other Comprehensive Income consist of the following for the fiscal years ended August 31, 2012 and 2011 (in thousands):

	Pension Benefits		Other Post-Retirement Benefits
	2012	2011	2012	2011
Curtailment	$(4,698)	$—	$—	$—
Current year actuarial (gain) / loss	20,084	(5,412)	7,621	5,167
Amortization of actuarial gain / (loss)	(560)	(1,319)	(5,748)	(3,712)
Current year prior service (credit) / cost	—	—	(13,934)	—
Amortization of prior service credit / (cost)	(39)	(149)	6,410	4,840
Amortization of transition asset / (obligation)	(2)	(2)	—	—

Total recognized in other comprehensive (income) / loss	$14,785	$(6,882)	$(5,651)	$6,295

Total recognized in net periodic benefit cost and other comprehensive (income) / loss	$16,825	$(3,189)	$(2,769)	$9,194

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended August 31, 2012 and 2011:

	Pension Benefits		Other Post-Retirement Benefits
	2012	2011	2012	2011
	(in thousands)
Change in benefit obligation:
Benefit obligation @ beginning of year	$99,040	$97,316	$57,145	$51,127
Service cost	993	1,800	1,114	1,507
Interest cost	5,037	4,946	2,428	2,520
Plan amendments	—	—	(13,934)	—
Curtailment	(4,572)	—	—	—
Medicare act subsidy effect	—	—	51	70
Actuarial (gains) / losses	19,609	(1,538)	7,635	5,173
Benefits paid	(3,748)	(3,484)	(2,313)	(3,252)

Benefit obligation @ end of year	116,359	99,040	52,126	57,145

Change in plan assets:
Fair values of plan assets @ beginning of year	66,166	54,503	—	—
Actual return on plan assets	4,242	8,397	—	—
Company contributions	5,748	6,750	2,262	3,182
Benefits paid	(3,748)	(3,484)	(2,313)	(3,252)
Medicare act subsidy effect	—	—	51	70

Fair values of plan assets @ end of year	72,408	66,166	—	—

Unfunded status	$43,951	$32,874	$52,126	$57,145

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Other Post-Retirement Benefits
	2012	2011	2012	2011
	(in thousands)
Amounts recognized in the balance sheet consist of:
Current liability	$—	$—	$3,398	$3,198
Noncurrent liability	43,951	32,874	48,728	53,947

Net amount recognized	$43,951	$32,874	$52,126	$57,145

Note: For plans with assets less than the accumulated benefit obligation (ABO), the aggregate ABO is $116,308,000 and $94,859,000, while the aggregate asset value is $72,408,000 and $66,166,000 for the years ended August 31, 2012 and 2011, respectively.

Amounts recognized in Accumulated Other Comprehensive Income:

	Pension Benefits		Other Post-Retirement Benefits
	2012	2011	2012	2011
	(in thousands)
Accumulated net actuarial losss	$(38,411)	$(23,459)	$(48,752)	$(46,879)
Accumulated prior service cost	(1)	(166)	54,050	46,526
Accumulated transition obligation	—	(2)	—	—

Net amount recognized, before tax effect	$(38,412)	$(23,627)	$5,298	$(353)

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

Weighted average assumptions used to determine year end benefit obligations:

	Pension Benefits		Other Post-Retirement Benefits
	2012	2011	2012	2011
Discount rate	3.75% - 4.00%	5.00% - 5.45%	3.65%	5.20%

Rate of compensation increase	3.00%	3.00%

Health care cost trend
Initial trend	N/A	N/A	7.25%	7.50%
Ultimate trend	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2022	2017

The fiscal year ended August 31, 2012 benefit costs for the hourly pension plan and the post-retirement benefit plan were re-measured at November 30, 2011. The discount rates used for the re-measurement were 5.40% and 5.05% for the pension plan and post retirement benefit plan, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The discount rate assumptions at August 31, 2012 and 2011 were determined independently for each plan. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions). For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

Weighted average assumptions used to determine net periodic costs:

	Pension Benefits		Other Post-Retirement Benefits
	2012	2011	2012	2011
Discount rate	5.00% - 5.45%	4.75% - 5.15%	5.20%	4.90%
Expected return on plan assets	7.00%	8.00%	N/A	N/A
Rate of compensation increase	3.00%	4.00%	N/A	N/A
Health care cost trend rate
—Initial trend	N/A	N/A	7.50%	8.00%
—Ultimate trend	N/A	N/A	5.00%	5.00%
—Year ultimate reached	N/A	N/A	2017	2017

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 7.25% and 7.50% for 2012 and 2011, respectively. The rates were assumed to decrease gradually to 5% for medical benefits until 2022 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1 percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease
	(in thousands)
Effect on total of service and interest cost components	$251	$(209)
Effect on post-retirement benefit obligation	2,798	(2,459)

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plans and the allocation strategy currently in place among those classes.

A reconciliation of the above accrued benefit costs to the consolidated amounts reported on the Company’s balance sheets follows:

	August 31,
	2012	2011
	(in thousands)
Accrued pension benefits	$43,951	$32,874
Accrued other post-retirement benefits	52,126	57,145

	96,077	90,019
Current portion of above benefits, included in payrolls and benefits in accrued liabilities	(3,398)	(3,198)
Supplemental pension and other deferred compensation benefits	317	309

Deferred retirement benefits	$92,996	$87,130

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Plan Assets

Our Defined Benefit plans’ assets fall into any of three fair value classifications as defined in ASC 820-10. Level 1 assets are valued based on observable prices for identical assets in active markets such as national security exchanges. Level 2 assets are valued based on a) quoted prices of similar assets in active markets, b) quoted prices for similar assets in inactive markets, c) other than quoted prices that are observable for the asset, or d) values that are derived principally from or corroborated by observable market data by correlation or other means. There are no Level 3 assets held by the plans as defined by ASC 820-10. The fair value of our plan assets as of August 31, 2012 and 2011 is as follows:

Asset Category	August 31, 2012	Level 1	Level 2	Level 3
Cash Equivalents	$3,777,000	$3,777,000	$—	$—
Mutual Funds	16,454,000	16,454,000	—	—
Equities	37,755,000	37,712,000	43,000	—
Fixed Income	14,422,000	9,326,000	5,096,000	—

Total	$72,408,000	$67,269,000	$5,139,000	$—

Asset Category	August 31, 2011	Level 1	Level 2	Level 3
Cash Equivalents	$3,099,425	$—	$3,099,425	$—
Mutual Funds	14,382,429	14,382,429	—	—
Equities	35,492,553	35,285,580	206,973	—
Fixed Income	13,191,325	8,359,611	4,831,714	—

Total	$66,165,732	$58,027,620	$8,138,112	$—

The pension plans weighted-average target allocation for the year ended August 31, 2012 and strategic asset allocation matrix as of August 31, 2012 and 2011 are as follows:

	Target Allocation	Plan Assets @ 8/31
Asset Category	2012	2012	2011
Equity Securities	55 - 75%	63%	64%
Debt Securities	20 - 30%	30%	28%
Alternative Investments	0 - 10%	2%	4%
Cash/Cash Equivalents	0 - 12%	5%	4%

		100%	100%

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

Under ASC 715-30-25, the transition obligation, prior service costs, and actuarial (gains)/losses are recognized in Accumulated Other Comprehensive Income each August 31 or any interim measurement date, while amortization of these amounts through net periodic benefit cost will occur in accordance with ASC 715-30 and ASC 715-60. The estimated amounts that will be amortized in 2013 are as follow:

Estimated 2013 Amortization	Pension Benefits	Other Post-Retirement Benefits
	(in thousands)
Prior service cost (credit) amortization	$1	$(6,933)
Net loss amortization	1,209	7,056

Total	$1,210	$123

The following contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Post-Retirement Benefits
Employer Contributions		Gross	(Subsidy receipts)
	(in thousands)
FYE 8/31/2013 (expected)	$5,241	$3,408	$(278)

Expected Benefit Payments for FYE 8/31
2013	$4,897	$3,677	$(278)
2014	5,143	4,191	(319)
2015	5,192	4,650	(357)
2016	5,417	5,021	(400)
2017	5,732	5,336	(447)
2018 - 2022	33,220	32,756	(3,075)

The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets. For the postretirement benefit plan, the contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s postretirement benefit plan is affected by The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Beginning in 2006, the Act provides a Federal subsidy payment to companies providing benefit plans that meet certain criteria regarding their generosity. The Company expects to receive those subsidy payments. The Company has accounted for the Act in accordance with ASC 715-60-05-8, which requires, in the Company’s case, recognition on August 31, 2004. The benefit obligation as of that date reflects the effect of the federal subsidy, and this amount is identified in the table reconciling the change in benefit obligation above. The estimated effect of the subsidy on cash flow is shown in the accompanying table of expected benefit payments above. The expected subsidy reduced net periodic postretirement benefit cost by $3,075,000, as compared with the amount calculated without considering the effects of the subsidy.

The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company’s contributions to these plans amounted to $1,839,000, $1,565,000 and $932,000 for the years ended August 31, 2012, 2011 and 2010, respectively.

11.	Income Taxes

Income tax expense (benefit) consists of:

	Year Ended August 31,
	2012	2011	2010
	(in thousands)
Federal:
Current	$83,571	$2,568	$(38,570)
Deferred	13,806	(5,475)	(3,184)

	97,377	(2,907)	(41,754)

State:
Current	17,559	2,563	290
Deferred	7,018	(3,275)	2,818

	24,577	(712)	3,108

	$121,954	$(3,619)	$(38,646)

Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income before income tax expense (benefit) is as follows:

	Year Ended August 31,
	2012	2011	2010
	(in thousands)
U. S. federal income taxes (benefits) at the statutory rate	$109,486	$(3,871)	$(40,171)
State income taxes (benefits), net of Federal benefit	16,012	(460)	2,002
Domestic production activity deduction	(3,500)	(105)	(52)
Permanent items	458	405	(214)
Employment credits	(616)	(714)	—
Other	114	(61)	(211)
Disallowance of prior period domestic production activity deduction	—	1,187	—

Income tax expense (benefit)	$121,954	$(3,619)	$(38,646)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax liabilities (assets) are comprised of the following:

	August 31,
	2012	2011
	(in thousands)
Current deferred income tax liabilities (assets):
Inventory valuation	$5,668	$9,441
Accounts receivable allowance	(713)	(734)
Accrued liabilities	(3,191)	(2,232)
Unrealized loss on derivative instruments	(2,891)	(20,835)
Other	79	(98)

	(1,048)	(14,458)

Deferred income tax liabilities (assets):
Property, plant and equipment	53,148	49,657
Accrued liabilities	(37,420)	(35,940)
Federal carryforwards	—	(49)
State net operating loss carryforwards	(11,118)	(15,011)
Valuation allowance	7,548	9,224
Other	2,864	3,472

	15,022	11,353

Net deferred income tax liability (asset)	$13,974	$(3,105)

The Company’s results of operations are included in the consolidated Federal tax return of the Parent, See Note 13 to “Consolidated Financial Statements”. The Company has no Federal net operating loss carryforwards for regular tax purposes. For state purposes, two entities have Pennsylvania net operating loss carry forwards of $121,000,000 and $49,000,000, respectively, which will expire between fiscal year 2019 and 2031. Pennsylvania limits the amount of net operating loss carry forwards which can be used to offset Pennsylvania taxable income to the greater of $3,000,000 or 20% of Pennsylvania taxable income prior to the net operating loss deduction. Due to these limitations, the Company has recognized valuation allowances, net of a federal benefit, of $7,548,000 and $9,224,000 at August 31, 2012 and 2011, respectively, for Pennsylvania net operating loss carry forwards not anticipated to be realized before expiration.

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

The fair value of long-term debt (See Note 9 to “Consolidated Financial Statements”) was determined using the fair market value of the individual debt instruments. As of August 31, 2012, the carrying amount and estimated fair value of these debt instruments approximated $359,996,000 and $380,800,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables list the assets or liabilities measured and recorded at fair value within the fair value hierarchy as of August 31, 2012 and 2011.

	August 31, 2012	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Commodity OTC Sweep Contracts	$9,098	$—	$9,098	$—

Liabilities
Commodity OTC Sweep Contracts	$55,720	$—	$55,720	$—

13.	Transactions with Affiliated Companies

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental fee which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2012, 2011 and 2010, $5,049,000, $5,102,000, and $5,102,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 10 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2012, 2011 and 2010, the Company billed the affiliate $1,289,000, $1,266,000 and $1,243,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2012 and 2011, the Company had a (payable) receivable to the affiliate of $(15,000) and $175,000, respectively, under the terms of the agreement, which is included in Amounts Due from Affiliated Companies, Net.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2012, 2011 and 2010, the Company billed the affiliate $2,250,000, $2,032,000 and $2,099,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 51 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2012, 2011 and 2010, net sales to the affiliate amounted to $198,785,000, $184,749,000 and $140,277,000, respectively. As of August 31, 2012 and 2011, the Company had a (payable) receivable to the affiliate of $(241,000) and $342,000, respectively, under the terms of the agreement, which is included in Amounts Due From Affiliated Companies, net.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2012, 2011 and 2010, such fees amounted to approximately $2,000,000, $2,000,000, and $2,000,000, respectively, which is included in Selling, General and Administrative Expenses.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to the tax years ended August 31, 2012, 2011 and 2010 amounted to $36,000, $2,289,000 and $1,502,000, respectively and have been recorded as a capital contribution. As of August 31, 2012 and 2011, the Company had a receivable from the Parent of $344,000 and $2,586,000, respectively, under the terms of the Tax Sharing Agreement.

During the years ended August 31, 2012, 2011 and 2010, the Company incurred $357,000, $372,000 and $372,000, respectively, as its share of occupancy expenses for its offices in New York that it shares with affiliates of the Company. Such offices are located in a building owned by John Catsimatidis.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended August 31,
	2012	2011	2010
	(in thousands)
Net Sales
Retail	$1,726,047	$1,623,768	$1,359,046
Wholesale	2,004,878	1,543,108	1,295,355

	$3,730,925	$3,166,876	$2,654,401

Intersegment Sales
Wholesale	$901,472	$848,262	$639,397

Operating Income (Loss)
Retail	$13,474	$689	$4,470
Wholesale	344,876	32,643	(82,561)

	$358,350	$33,332	$(78,091)

Depreciation, Amortization and Asset Impairments
Retail	$5,691	$5,340	$5,480
Wholesale	40,126	16,757	16,314

	$45,817	$22,097	$21,794

Capital Expenditures (including non-cash portion)
Retail	$8,433	$4,172	$5,180
Wholesale	13,636	24,464	22,233

	$22,069	$28,636	$27,413

Total Assets
Retail	$169,935	$167,359	$146,932
Wholesale	558,395	503,252	490,171

	$728,330	$670,611	$637,103

16.	Subsidiary Guarantors

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

	August 31, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$122,219	$15,321	$—	$137,540
Accounts receivable, net	79,870	40,729	—	120,599
Inventories, net	127,469	28,751	—	156,220
Prepaid expenses and other assets	16,311	3,502	—	19,813
Deferred income taxes	(114)	1,162	—	1,048
Amounts due from affiliated companies	344	(255)	—	89
Intercompany	117,992	16,703	(134,695)	—

Total current assets	464,091	105,913	(134,695)	435,309
Property, plant and equipment, net	176,282	77,105	—	253,387
Deferred financing costs, net	8,471	—	—	8,471
Goodwill and other non-amortizable assets	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,164	—	1,164
Deferred turnaround costs & other assets	15,173	2,977	—	18,150
Investment in subsidiaries	17,018	—	(17,018)	—

	$681,035	$199,008	$(151,713)	$728,330

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$939	$379	$—	$1,318
Accounts payable	22,528	19,675	—	42,203
Derivative liability	9,098	—	—	9,098
Accrued liabilities	11,147	5,769	—	16,916
Income taxes payable	25,866	3,065	—	28,931
Sales, use and fuel taxes payable	17,622	4,270	—	21,892
Intercompany	—	134,695	(134,695)	—

Total current liabilities	87,200	167,853	(134,695)	120,358
Long term debt: less current installments	356,448	2,230	—	358,678
Deferred income taxes	5,753	9,269	—	15,022
Deferred retirement benefits	90,358	2,638	—	92,996

Total liabilities	539,759	181,990	(134,695)	587,054

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share- shares authorized 100; issued and outstanding 100	—	18	(18)	—
Additional paid-in capital	24,825	10,651	(10,651)	24,825
Retained earnings	135,988	8,123	(8,123)	135,988
Accumulated other comprehensive loss	(19,537)	(1,774)	1,774	(19,537)

Total stockholder’s equity	141,276	17,018	(17,018)	141,276

	$681,035	$199,008	$(151,713)	$728,330

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	August 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$5,927	$10,733	$—	$16,660
Accounts receivable, net	66,758	44,668	—	111,426
Inventories, net	145,713	26,167	—	171,880
Prepaid expenses and other assets	36,731	3,656	—	40,387
Deferred income taxes	13,120	1,338	—	14,458
Amounts due from affiliated companies	2,586	518	—	3,104
Intercompany	121,933	20,882	(142,815)	—

Total current assets	392,768	107,962	(142,815)	357,915
Property, plant and equipment, net	196,521	74,453	—	270,974
Deferred financing costs, net	10,148	—	—	10,148
Goodwill and other non-amortizable assets	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,270	—	1,270
Deferred turnaround costs & other assets	17,803	652	—	18,455
Investment in subsidiaries	9,267	—	(9,267)	—

	$626,507	$196,186	$(152,082)	$670,611

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$654	$324	$—	$978
Accounts payable	58,246	21,700	—	79,946
Derivative liability	55,720	—	—	55,720
Accrued liabilities	8,726	6,632	—	15,358
Income taxes payable	3,181	(554)	—	2,627
Sales, use and fuel taxes payable	12,322	4,315	—	16,637
Intercompany	—	142,815	(142,815)	—

Total current liabilities	138,849	175,232	(142,815)	171,266
Revolving credit facility	24,000	—	—	24,000
Long term debt: less current installments	354,264	1,845	—	356,109
Deferred income taxes	3,245	8,108	—	11,353
Deferred retirement benefits	85,396	1,734	—	87,130

Total liabilities	605,754	186,919	(142,815)	649,858

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share-shares authorized 100; issued and outstanding 100	—	18	(18)	—
Additional paid-in capital	24,789	10,651	(10,651)	24,789
Retained earnings	10,112	(354)	354	10,112
Accumulated other comprehensive loss	(14,148)	(1,048)	1,048	(14,148)

Total stockholder’s equity	20,753	9,267	(9,267)	20,753

	$626,507	$196,186	$(152,082)	$670,611

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$2,906,350	$1,730,984	$(906,409)	$3,730,925

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization, and gains on derivative contracts)	2,526,351	1,578,083	(906,409)	3,198,025
Gains on derivative contracts	(28,848)	—	—	(28,848)
Selling, general and administrative expenses	24,723	132,858	—	157,581
Depreciation, amortization and asset impairments	39,422	6,395	—	45,817

	2,561,648	1,717,336	(906,409)	3,372,575

Operating income	344,702	13,648	—	358,350

Other income (expense):
Interest expense, net	(40,384)	(485)	—	(40,869)
Other, net	(5,643)	932	—	(4,711)
Equity in net income of subsidiaries	8,477	—	(8,477)	—

	(37,550)	447	(8,477)	(45,580)

Income before income tax expense benefit	307,152	14,095	(8,477)	312,770

Income tax expense
Current	97,355	3,775	—	101,130
Deferred	18,981	1,843	—	20,824

	116,336	5,618	—	121,954

Net income	$190,816	$8,477	$(8,477)	$190,816

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net sales	$2,407,819	$1,627,733	$(852,227)	$3,183,325	$45,034	$(61,483)	$3,166,876

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses on derivative contracts)	2,285,146	1,488,595	(852,227)	2,921,514	43,227	(61,483)	2,903,258
Losses on derivative contracts	58,733	—	—	58,733	—	—	58,733
Selling, general and administrative expenses	16,555	132,895	—	149,450	6	—	149,456
Depreciation and amortization expenses	15,663	6,019	—	21,682	415	—	22,097

	2,376,097	1,627,509	(852,227)	3,151,379	43,648	(61,483)	3,133,544

Operating income	31,722	224	—	31,946	1,386	—	33,332

Other income (expense):
Interest expense, net	(39,467)	(889)	—	(40,356)	(194)	—	(40,550)
Other, net	(3,514)	950	—	(2,564)	—	—	(2,564)
Loss on early extinguishment of debt	(1,245)	—	—	(1,245)	—	—	(1,245)
Equity in net loss of subsidiaries	(214)	—	214	—	—	—	—

	(44,440)	61	214	(44,165)	(194)	—	(44,359)

(Loss) income before income tax (benefit) expense	(12,718)	285	214	(12,219)	1,192	—	(11,027)

Income tax (benefit) expense
Current	4,504	146	—	4,650	481	—	5,131
Deferred	(9,103)	353	—	(8,750)	—	—	(8,750)

	(4,599)	499	—	(4,100)	481	—	(3,619)

Net (loss) income	(8,119)	(214)	214	(8,119)	711	—	(7,408)
Less net income attributable to non-controlling interest	—	—	—	—	—	711	711

Net (loss) income attributable to United Refining Company’s Stockholder	$(8,119)	$(214)	$214	$(8,119)	$711	$(711)	$(8,119)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2010
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$1,934,752	$1,363,456	$(643,807)	$2,654,401

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	1,979,311	1,224,369	(643,807)	2,559,873
Selling, general and administrative expenses	22,097	128,728	—	150,825
Depreciation and amortization expenses	15,595	6,199	—	21,794

	2,017,003	1,359,296	(643,807)	2,732,492

Operating (loss) income	(82,251)	4,160	—	(78,091)

Other income (expense):
Interest expense, net	(33,910)	(1,261)	—	(35,171)
Other, net	(2,692)	1,174	—	(1,518)
Equity in net loss of subsidiaries	(350)	—	350	—

	(36,952)	(87)	350	(36,689)

(Loss) income before income tax (benefit) expense	(119,203)	4,073	350	(114,780)

Income tax (benefit) expense
Current	(40,569)	2,289	—	(38,280)
Deferred	(2,500)	2,134	—	(366)

	(43,069)	4,423	—	(38,646)

Net loss	$(76,134)	$(350)	$350	$(76,134)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net cash provided by operating activities	$218,688	$13,156	$—	$231,844

Cash flows from investing activities:
Additions to property, plant and equipment	(11,324)	(8,521)	—	(19,845)
Additions to deferred turnaround costs and other assets	(1,385)	(2,340)	—	(3,725)
Proceeds from asset dispositions	40	2,599	—	2,639

Net cash used in investing activities	(12,669)	(8,262)	—	(20,931)

Cash flows from financing activities:
Distribution from Parent under the Tax Sharing Agreement	36	—	—	36
Dividends to stockholder	(64,940)	—	—	(64,940)
Principal reductions of long-term debt	(823)	(346)	—	(1,169)
Net reductions on revolving credit facility	(24,000)	—	—	(24,000)

Net cash used in financing activities	(89,727)	(346)	—	(90,073)

Net increase in cash and cash equivalents	116,292	4,588	—	120,880
Cash and cash equivalents, beginning of year	5,927	10,733	—	16,660

Cash and cash equivalents, end of period	$122,219	$15,321	$—	$137,540

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net cash provided by operating activities	$80,165	$6,024	$—	$86,189	$415	$—	$86,604

Cash flows from investing activities:
Additions to property, plant and equipment	(23,245)	(4,629)	—	(27,874)	—	—	(27,874)
Additions to deferred turnaround costs and other assets	(18,673)	(237)	—	(18,910)	—	—	(18,910)
Proceeds from asset dispositions	57	672	—	729	—	—	729

Net cash used in investing activities	(41,861)	(4,194)	—	(46,055)	—	—	(46,055)

Cash flows from financing activities:
Distribution from Parent under the Tax Sharing Agreement	2,289	—	—	2,289	—	—	2,289
Net reductions on revolving credit facilities	(59,000)	—	—	(59,000)	—	—	(59,000)
Proceeds from issuance of common stock of non-controlling interest	—	—	—	—	15,000	—	15,000
Dissolution of non-controlling interest	—	—	—	—	(15,000)	—	(15,000)
Proceeds from issuance of long term debt	352,021	—	—	352,021	—	—	352,021
Principal reductions of long-term debt	(324,574)	(502)	—	(325,076)	—	—	(325,076)
Deferred financing costs	(10,878)	—	—	(10,878)	(415)	—	(11,293)

Net cash used in financing activities	(40,142)	(502)	—	(40,644)	(415)	—	(41,059)

Net (decrease) increase in cash and cash equivalents	(1,838)	1,328	—	(510)	—	—	(510)
Cash and cash equivalents, beginning of year	7,765	9,405	—	17,170	—	—	17,170

Cash and cash equivalents, end of period	$5,927	$10,733	$—	$16,660	$—	$—	$16,660

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2010
	United			United Refining
	Refining			Company &
	Company	Guarantors	Eliminations	Subsidiaries
Net cash (used in) provided by operating activities	$(73,837)	$6,045	$—	$(67,792)

Cash flows from investing activities:
Additions to property, plant and equipment	(21,080)	(5,391)	—	(26,471)
Additions to deferred turnaround costs	(1,433)	(65)	—	(1,498)
Proceeds from asset dispositions	25	—	—	25

Net cash used in investing activities	(22,488)	(5,456)	—	(27,944)

Cash flows from financing activities:
Distribution from Parent under the Tax Sharing Agreement	502	—	—	502
Principal reductions of long-term debt	(668)	(980)	—	(1,648)
Net borrowings on revolving credit facility	83,000	—	—	83,000
Deferred financing costs	(10)	—	—	(10)

Net cash provided by (used in) financing activities	82,824	(980)	—	81,844

Net decrease in cash and cash equivalents	(13,501)	(391)	—	(13,892)
Cash and cash equivalents, beginning of year	21,265	9,797	—	31,062

Cash and cash equivalents, end of period	$7,764	$9,406	$—	$17,170

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Quarterly Financial Data (unaudited)

	Net Sales	Operating Profit (Loss)	Net Income (Loss)
	(in thousands)
2012
First Quarter	$944,031	$115,950	$62,046
Second Quarter	848,844	10,561	(237)
Third Quarter	935,798	126,913	68,101
Fourth Quarter	1,002,252	104,926	60,906
2011
First Quarter	$619,147	$(3,112)	$(8,089)
Second Quarter	692,279	10,268	261
Third Quarter	808,115	28,379	9,091
Fourth Quarter	1,047,335	(2,203)	(9,382)

Operating profit (loss) for the fourth quarter of 2012 is net of a $20,221,000 charge resulting from the write-off of certain design costs associated with the Company’s Coker Facility. See Note 4.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a –15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended), as of August 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012 and concluded that it is effective.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information as of November 19, 2012 with respect to all directors and executive officers of the Company.

Name	Age	Position
John A. Catsimatidis	64	Chairman of the Board, Chief Executive Officer, Director
Myron L. Turfitt	60	President, Chief Operating Officer, Director
Ashton L. Ditka	71	Senior Vice President—Marketing
Thomas E. Skarada	69	Vice President—Refining
Frederick J. Martin, Jr.	58	Vice President—Supply and Transportation
James E. Murphy	67	Vice President, Chief Financial Officer and Treasurer
John R. Wagner	53	Vice President, General Counsel and Secretary
Martin R. Bring	69	Director
Jacob Feinstein	69	Director
Kishore Lall	63	Director
Douglas Lemmonds	63	Director
Andrew Maloney	81	Director
Dennis Mehiel	70	Director

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

Martin R. Bring has served as a Director since 1988. Since November 2004, he has been a partner at the law firm of Ellenoff, Grossman & Schole LLP. Previously he was a stockholder in Anderson, Kill & Olick, P.C., a New York law firm, from February 2002 to November 2004. Prior thereto Mr. Bring was a partner in the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, a Philadelphia, Pennsylvania law firm and its predecessor law firm for more than 5 years. Mr. Bring’s 45 years of experience as a corporate attorney and 26 years of involvement as a legal advisor to the Company lead us to conclude that he will make significant contributions as a director.

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

Douglas Lemmonds has served as a Director since 1997. He is currently the owner of TMI Executive Services Mid-Atlantic LLC. Previously he served as Vice President and International Business Manager of Mercuri Urval, a Swedish based global management consultancy and as Executive Vice President at SunTrust Bank. From May 1996 to 2002 he served as Managing Director and Chief Operating Officer, Private Banking-Americas of the Deutsche Bank Group and President of Deutsche Bank Trust Company. Private Banking-Americas operated across four separate legal entities, including a registered investment advisor, a broker-dealer, a trust company and a commercial bank. From June 1991 to May 1996 Mr. Lemmonds was the Regional Director of Private Banking of the Northeast Regional Office of the Bank of America and from August 1973 to June 1991 he held various other positions with Bank of America. Mr. Lemmond’s experience in senior management positions with various banking institutions as well as his consulting experience lead us to conclude that he will continue to make significant contributions as a director.

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

Dennis Mehiel has served as a Director since July 2012. Mr. Mehiel previously served as a director from 2004 to 2011 and from 1997 to 2002. He has been the Chairman and Chief Executive Officer of U.S. Corrugated, Inc since 2006. Mr. Mehiel is the former Chairman and Chief Executive Officer of Sweetheart Cup Company, the nation’s largest manufacturer of institutional food service disposables, until it merged with its competitor Solo Cup Company in 2004.

Board Independence

Although the Company’s securities are not listed on any national securities exchange and we are therefore not required to have a majority of independent directors, we apply the NYSE MKT standard for independent directors to determine which, if any, of our directors are independent pursuant to such definition. The NYSE MKT defines an independent director generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

The Company has determined that Messrs. Feinstein, Lall, Lemmonds, Maloney and Mehiel are independent directors as defined under the NYSE MKT Rule 803.

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

Nominating Committee

The Company does not have a nominating committee at this time and believe this is appropriate for our Company as we have one indirect stockholder, our Chairman and Chief Executive Officer, John A. Catsimatidis. The Board of Directors, as a whole, participates in the consideration of director nominees. The Board of Directors does not have a policy with regard to the consideration of any director candidates recommended by security holders and the Board believes this is appropriate as the Company has one indirect stockholder. There are no specific minimum qualifications that the Board believes must be met by a board nominee.

Code Of Ethics

The Company has adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 which is filed as Exhibit 14.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003. A copy of the Code of Ethics is available for review on the Company’s website at www.urc.com. In the event we determine to amend or waive certain provisions of this code of ethics, we will disclose such amendments or waivers on our website at http://www.urc.com under the heading “Code of Ethics”. Any person may request, and the Company will provide without charge, a copy of such code of ethics by writing to John R. Wagner, General Counsel, 15 Bradley Street, Warren, Pennsylvania 16365.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

The Summary Compensation Table and supplementary tables that follow describe the compensation paid to our Chairman of the Board and Chief Executive Officer (“CEO”), Vice President and Chief Financial Officer (“CFO”), President and Chief Operating Officer (“COO”), Senior Vice President Marketing and Vice President Refining for 2012.

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

The following table sets forth the compensation paid by the Company to its principal executive officer and principal financial officer and each of the three other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended August 31, 2012.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Annual Compensation		Change in Pension Value ($)	Other Compensation ($) (1)	Total ($)
		Salary ($)	Bonus ($)
John A. Catsimatidis	2012	$650,000	$1,100,000	$—	$11,064	$1,761,064
Chairman of the Board &	2011	650,000	—	(40,420)	17,414	626,994
Chief Executive Officer	2010	650,000	1,100,000	78,965	3,564	1,832,529

James E. Murphy	2012	$151,313	$50,000	$—	$18,415	$219,728
Vice President &	2011	125,500	6,275	(34,395)	15,291	112,671
Chief Financial Officer	2010	125,500	75,000	110,721	11,222	322,443

Myron L. Turfitt	2012	$420,000	$700,000	$—	$26,524	$1,146,524
President &	2011	420,000	—	20,782	31,022	471,804
Chief Operating Officer	2010	420,000	700,000	180,728	8,258	1,308,986

Ashton L. Ditka	2012	$225,479	$40,000	$—	$26,573	$292,052
Senior Vice President	2011	193,833	9,692	(48,797)	20,261	174,989
Marketing	2010	193,833	80,000	66,945	8,250	349,028

Thomas E. Skarada	2012	$171,643	$60,000	$—	$19,507	$251,150
Vice President	2011	148,140	7,407	(46,401)	18,169	127,315
Refining	2010	148,140	80,000	52,600	15,290	296,030

(1)	Amounts in this column represent the total of all perquisites (non-cash benefits and perquisites such as the use of employer-owned automobiles, membership dues and other personal benefits), employee benefits (employer cost of life insurance), and employer contributions to defined contribution plans (the 401(K) Plan). Amounts are reported separately under the “All Other Compensations” table below.

2012 ALL OTHER COMPENSATION

Name	Automobile Usage	Company Contribution To 401(k) Plan	Life Insurance Premium	Total All Other
John A. Catsimatidis	$—	$7,500	$3,564	$11,064
James E. Murphy	$5,471	$9,078	$3,866	$18,415
Myron L. Turfitt	$4,652	$19,550	$2,322	$26,524
Ashton L. Ditka	$4,388	$13,529	$8,656	$26,573
Thomas E. Skarada	$5,307	$10,299	$3,901	$19,507

PENSION BENEFITS

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
John A. Catsimatidis	United Refining Company Pension Plan for Salaried Employees	24.53	$827,658	$—
James E. Murphy	United Refining Company Pension Plan for Salaried Employees	28.29	$600,091	$—
Myron L. Turfitt	United Refining Company Pension Plan for Salaried Employees	32.17	$1,172,915	$—
Ashton L. Ditka	United Refining Company Pension Plan for Salaried Employees	34.08	$908,748	$—
Thomas E. Skarada	United Refining Company Pension Plan for Salaried Employees	17.42	$472,668	$—

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

The benefit formula is based on the average earnings of the participant for the three years in which such participant’s earnings were the highest. Earnings include salary and bonus up to a maximum of the IRC 401(a)(17) limit, which in the year benefits were frozen was $245,000. Benefits are calculated by multiplying the sum of (a) 1.1% of average earnings up to the Social Security compensation base, plus (b) 1.25% of average earnings in excess of the Social Security compensation base, by (c) the number of years of service. Payments of retirement benefits are not reduced by any Social Security benefits received by the participant. Effective

May 2001, for purposes of calculating retirement benefits, the Company has fixed the earnings subject to tax under the Federal Insurance Contribution Act at $76,200.00 for years after 2001 for purposes of calculating Social Security compensation base.

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

The present value of accumulated benefits in the table above has been determined by an independent actuary. These assumptions for August 31, 2012 include a 3.90% discount rate and the RP 2000 mortality table projected to 2015 with a 15-year phase-in and no collar adjustment, each of which is consistent with the assumptions used for FYE 2011 financial reporting. Further, it was assumed that benefits will commence at the earliest age in which an unreduced benefit is available (age 59.5 or current age if later) and there will be no turnover or death prior to retirement.

DIRECTOR COMPENSATION

The Company pays its non-officer Directors an annual retainer of $15,000 per year and $1,000 for meetings attended. Directors are reimbursed for reasonable travel, meals, lodging and other expenses incidental to attendance at meetings.

2012 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Martin R. Bring (1)	$—	$—	$—
John A. Catsimatidis (2)	$—	$—	$—
Jacob Feinstein	$—	$—	$—
Douglas Lemmonds	$—	$—	$—
Kishore Lall	$—	$—	$—
Andrew Maloney	$15,000	$—	$15,000
Dennis Mehiel	$—	$—	$—
Myron L. Turfitt (3)	$—	$—	$—

Fees and expenses paid to Directors are recorded as expense in the period in which the meetings are held, and deducted for income tax purposes in the year incurred.

(1) Martin R. Bring is a partner in the firm of Ellenoff, Grossman and Schole LLP. Mr. Bring was paid $204,000 on a retainer basis for legal and consulting services during fiscal 2012.

(2) Chairman of the Board and Chief Executive Officer of the Company.

(3) President and Chief Operating Officer of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding ownership of Common Stock on November 19, 2012 by: (i) each stockholder known to the Company to own beneficially, directly or indirectly, more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s directors; and (iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investing power with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class
John A. Catsimatidis 823 Eleventh Avenue New York, NY 10019	100	100%

All officers and directors as a group (13 persons)	100	100%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2012, 2011 and 2010, $5,049,000, $5,102,000, and $5,102,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 10 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2012, 2011 and 2010, the Company billed the affiliate $1,289,000, $1,266,000 and $1,243,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2012 and 2011, the Company had a (payable) receivable to the affiliate of $(15,000) and $175,000, respectively, under the terms of the agreement, which is included in Amounts Due from Affiliated Companies, Net.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2012, 2011 and 2010, the Company billed the affiliate $2,250,000, $2,032,000 and $2,099,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 51 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2012, 2011 and 2010, net sales to the affiliate amounted to $198,785,000, $184,749,000 and $140,277,000, respectively. As of August 31, 2012 and 2011, the Company had a (payable) receivable to the affiliate of $(241,000) and $342,000, respectively, under the terms of the agreement, which is included in amounts due from affiliated companies, net.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2012, 2011 and 2010, such fees amounted to approximately $2,000,000, $2,000,000, and $2,000,000, respectively, which is included in Selling, General and Administrative Expenses.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to the tax years ended August 31, 2012 and 2011 amounted to $36,000 and $2,289,000, respectively and have been recorded as a capital contribution. As of August 31, 2012 and 2011, the Company had a receivable from the Parent of $344,000 and $2,586,000, respectively, under the terms of the Tax Sharing Agreement.

During the years ended August 31, 2012, 2011 and 2010, the Company incurred $357,000, $372,000 and $372,000, respectively as its share of occupancy expenses for our offices in New York that it shares with affiliates of the Company. Such offices are located in a building owned by John Catsimatidis.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following represents amounts billed and amounts expected to be billed to the Company for the professional services of BDO USA, LLP rendered during fiscal years 2012 and 2011:

	2012	2011
Audit Fees	$479,000	$801,000
Audit—Related Fees
Tax Fees	—	—
All Other Fees	—	—

Total	$479,000	$801,000

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

A list of all financial statements filed as part of this report is contained in the index to Item 8, which index is incorporated herein by reference.

     (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule II – Valuation and Qualifying Accounts

     (3) Exhibits

Number	Description
3.1	Certificate of Incorporation of United Refining Company (“URC”). Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-35083) (the “Registration Statement”).
3.2	Bylaws of URC. Incorporated by reference to Exhibit 3.2 to the Registration Statement.
3.3	Certificate of Incorporation of United Refining Company of Pennsylvania (“URCP”). Incorporated by reference to Exhibit 3.3 to the Registration Statement.
3.4	Bylaws of URCP. Incorporated by reference to Exhibit 3.4 to the Registration Statement.
3.5	Certificate of Incorporation of Kiantone Pipeline Corporation (“KPC”). Incorporated by reference to Exhibit 3.5 to the Registration Statement.
3.6	Bylaws of KPC. Incorporated by reference to Exhibit 3.6 to the Registration Statement.
3.7	Certificate of Incorporation of Kiantone Pipeline Company (“KPCY”). Incorporated by reference to Exhibit 3.7 to the Registration Statement.
3.8	Bylaws of KPCY. Incorporated by reference to Exhibit 3.8 to the registration Statement.
3.9	Certificate of Incorporation of Kwik Fill Corporation. (“K-FC”). Incorporated by reference to Exhibit 3.9 to the Registration Statement.
3.10	Bylaws of K-FC. Incorporated by reference to Exhibit 3.10 to the Registration Statement.
3.11	Certificate of Incorporation of Independent Gasoline & Oil Company of Rochester, Inc. (“IGOCRI”). Incorporated by reference to Exhibit 3.11 to the Registration Statement.
3.12	Bylaws of IGOCRI. Incorporated by reference to Exhibit 3.12 to the Registration Statement.
3.13	Certificate of Incorporation of Bell Oil Corp. (“BOC”). Incorporated by reference to Exhibit 3.13 to the Registration Statement.
3.14	Bylaws of BOC. Incorporated by reference to Exhibit 3.14 to the Registration Statement.
3.15	Certificate of Incorporation of PPC, Inc. (“PPCI”). Incorporated by reference to Exhibit 3.15 to the Registration Statement.
3.16	Bylaws of PPCI. Incorporated by reference to Exhibit 3.16 to the Registration Statement.
3.17	Certificate of Incorporation of Super Test Petroleum, Inc. (“STPI”). Incorporated by reference to Exhibit 3.17 to the Registration Statement.
3.18	Bylaws of STPI. Incorporated by reference to Exhibit 3.18 to the Registration Statement.
3.19	Certificate of Incorporation of Kwik-Fil, Inc. (“K-FI”). Incorporated by reference to Exhibit 3.19 to the Registration Statement.
3.20	Bylaws of K-FI. Incorporated by reference to Exhibit 3.20 to the Registration Statement.
3.21	Certificate of Incorporation of Vulcan Asphalt Refining Corporation (“VARC”). Incorporated by reference to Exhibit 3.21 to the Registration Statement.
3.22	Bylaws of VARC. Incorporated by reference to Exhibit 3.22 to the Registration Statement.
3.23	Certificate of Incorporation of United Jet Center, Inc. (“UJCI”). Incorporated by reference to Exhibit 3.23 to the Registration Statement.
3.24	Bylaws of UJCI. Incorporated by reference to Exhibit 3.24 to the Registration Statement.

Number	Description
4.1	First Supplemental Indenture, dated March 8, 2011, by and among URC, CFI, KPC, KPCY, UJCI, URCP, KFC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and The Bank of New York Mellon, as trustee relating to the 10 1/2% Senior Notes due 2012 . Incorporated by reference to Exhibit 4.1 to URC’s Current Report on Form 8-K filed on March 11, 2011.
4.2	Indenture dated as of March 8, 2011, among URC, CFI, KPC, KPCY, UJCI, URCP, KFC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent, relating to the 10.500% First Priority Senior Secured Notes due 2018. Incorporated by reference to Exhibit 4.2 to URC’s amended Current Report on Form 8-K filed on March 22, 2011.
4.3	Form of Note (included in Exhibit 4.2).
10.1	Servicing Agreement dated June 9, 1997 between URC and Red Apple Group, Inc. Incorporated by reference to Exhibit 10.4 to the Registration Statement.
10.2	Amended and Restated Credit Agreement, dated May 18, 2011, by and among United Refining Company, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation, Country Fair, Inc., the lenders party thereto, PNC Capital Markets LLC and Merrill Lynch, Pierce, Fenner & Smith Inc., as Co-Lead Arrangers and Joint Bookrunners, PNC Bank, National Association, as Administrative Agent and Bank of America, N.A., as Documentation Agent. Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-173809).
10.3	Purchase Agreement dated February 25, 2011, by and between United Refining Company and Credit Suisse Securities (USA) LLC relating to the purchase of $365,000,000 of 10.500% First Priority Senior Secured Notes Due 2018. Incorporated by reference to Exhibit 10.1 to URC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011.
10.4	Registration Rights Agreement dated March 8, 2011, between URC, CFI, KPC, KPCY, UJCI, URCP, KFC, IGOCRI, BOC, STPI, K-FI, VARC and Credit Suisse Securities (USA) LLC, as representative for the several initial purchasers named therein. Incorporated by reference to Exhibit 4.4 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.5	Security Agreement, dated March 8, 2011, between URC and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated by reference to Exhibit 4.3 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.6	Intercreditor Agreement dated as of March 8, 2011, by and among The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, PNC Bank, National Association, as Agent for itself and the Bank Lenders, URC, URCP, KPC, CFI and K-FI. Incorporated by reference to Exhibit 10.1 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.7	Open-End Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of March 8, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated by reference to Exhibit 10.2 to URC’s Current Report on Form 8-K filed on March 11, 2011.
14.1	Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 14.1 in Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2003.
21.1	Subsidiaries of the Registrants. A) Incorporated by reference to Exhibit 21.1 to the Registration Statement. B) Country Fair, Inc. Incorporated in the Commonwealth of Pennsylvania in 1965, doing business as “Country Fair”.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive XBRL Data.

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholder of United Refining Company

Warren, Pennsylvania

The audits referred to in our report dated November 15, 2012 relating to the consolidated financial statements of United Refining Company, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York

November 19, 2012

UNITED REFINING COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End Of Period
Year ended August 31, 2010:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$2,525	$954	$(1,429)	$2,050

Year ended August 31, 2011:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$2,050	$1,347	$(1,597)	$1,800

Year ended August 31, 2012:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$1,800	$1,015	$(1,015)	$1,800

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY
Dated: November 19, 2012	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 19, 2012

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	November 19, 2012

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 19, 2012

/s/ Martin R. Bring Martin R. Bring	Director	November 19, 2012

/s/ Jacob Feinstein Jacob Feinstein	Director	November 19, 2012

/s/ Kishore Lall Kishore Lall	Director	November 19, 2012

/s/ Douglas Lemmonds Douglas Lemmonds	Director	November 19, 2012

/s/ Andrew Maloney Andrew Maloney	Director	November 19, 2012

/s/ Dennis Mehiel Dennis Mehiel	Director	November 19, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY OF PENNSYLVANIA
Dated: November 19, 2012	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 19, 2012

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer	November 19, 2012

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 19, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE CORPORATION
Dated: November 19, 2012	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 19, 2012

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	November 19, 2012

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 19, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE COMPANY
Dated: November 19, 2012	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 19, 2012

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 19, 2012

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 19, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED JET CENTER, INC.
Dated: November 19, 2012	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 19, 2012

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 19, 2012

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 19, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VULCAN ASPHALT REFINING CORPORATION
Dated: November 19, 2012	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 19, 2012

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 19, 2012

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 19, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FIL, INC.
Dated: November 19, 2012	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 19, 2012

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 19, 2012

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 19, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FILL CORPORATION
Dated: November 19, 2012	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 19, 2012

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 19, 2012

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 19, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT GASOLINE & OIL COMPANY OF ROCHESTER, INC.
Dated: November 19, 2012	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 19, 2012

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 19, 2012

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 19, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELL OIL CORP.
Dated: November 19, 2012	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 19, 2012

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 19, 2012

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 19, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPC, INC.
Dated: November 19, 2012	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 19, 2012

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 19, 2012

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 19, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER TEST PETROLEUM, INC.
Dated: November 19, 2012	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 19, 2012

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 19, 2012

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 19, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTRY FAIR, INC.
Dated: November 19, 2012	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board	November 19, 2012

/s/ Myron L. Turfitt Myron L. Turfitt	President and Chief Operating Officer	November 19, 2012

/s/ James E. Murphy James E. Murphy	Vice President - Finance	November 19, 2012

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Corporation during the fiscal year ended August 31, 2012.