Form 10-Q
period 2012-11-30
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL CORP; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2013-01-14
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 14, 2013, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	November 30, 2012 (Unaudited)	August 31, 2012
Assets
Current:
Cash and cash equivalents	$183,831	$137,540
Accounts receivable, net	101,809	120,599
Inventories, net	161,421	156,220
Prepaid expenses and other assets	49,559	19,813
Deferred income taxes	219	1,048
Amounts due from affiliated companies, net	814	89

Total current assets	497,653	435,309
Property, plant and equipment, net	254,876	253,387
Deferred financing costs, net	8,053	8,471
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,137	1,164
Deferred turnaround costs and other assets, net	16,173	18,150

	$789,741	$728,330

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,492	$1,318
Accounts payable	49,644	42,203
Derivative liability	5,030	9,098
Accrued liabilities	25,171	16,916
Income taxes payable	54,472	28,931
Sales, use and fuel taxes payable	18,812	21,892

Total current liabilities	154,621	120,358
Long term debt: less current installments	358,467	358,678
Deferred income taxes	15,313	15,022
Deferred retirement benefits	90,673	92,996

Total liabilities	619,074	587,054

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	24,825	24,825
Retained earnings	165,182	135,988
Accumulated other comprehensive loss	(19,340)	(19,537)

Total stockholder’s equity	170,667	141,276

	$789,741	$728,330

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations – (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2012	2011
Net sales	$957,062	$944,031

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses/(gains) on derivative contracts)	798,885	832,712
Losses/(gains) on derivative contracts (See Note 3)	2,684	(51,291)
Selling, general and administrative expenses	40,814	40,647
Depreciation and amortization expenses	6,856	5,973

	849,239	828,041

Operating income	107,823	115,990

Other income (expense):
Interest expense, net	(9,152)	(10,253)
Other, net	(889)	(577)

	(10,041)	(10,830)

Income before income tax expense	97,782	105,160
Income tax expense	38,135	43,114

Net income	$59,647	$62,046

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income – (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2012	2011
Net income	$59,647	$62,046
Other comprehensive income, net of taxes:
Unrecognized post retirement income, net of taxes of $137 and $6,949 for the three months ended November 30, 2012 and 2011, respectively	197	10,000

Other comprehensive income	197	10,000

Total comprehensive income	$59,844	$72,046

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2012	2011
Cash flows from operating activities:
Net income	$59,647	$62,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,843	6,856
Unrealized gain on derivative contracts	(5,120)	(59,638)
Deferred income taxes	983	29,925
Loss on asset dispositions	—	296
Cash provided by working capital items	22,327	37,239
Other, net	—	1
Change in operating assets and liabilities:
Other assets, net	170	(3,319)
Deferred retirement benefits	(1,989)	(559)

Total adjustments	23,214	10,801

Net cash provided by operating activities	82,861	72,847

Cash flows from investing activities:
Additions to property, plant and equipment	(5,721)	(6,097)
Additions to deferred turnaround costs	(42)	(820)

Net cash used in investing activities	(5,763)	(6,917)

Cash flows from financing activities:
Net payments on revolving credit facility	—	(24,000)
Dividend to stockholder	(30,453)	—
Principal reductions of long term debt	(354)	(275)

Net cash used in financing activities	(30,807)	(24,275)

Net increase in cash and cash equivalents	46,291	41,655
Cash and cash equivalents, beginning of year	137,540	16,660

Cash and cash equivalents, end of period	$183,831	$58,315

Cash provided by (used in) working capital items:
Accounts receivable, net	$18,790	$7,130
Inventories	(5,201)	16,719
Prepaid expenses and other assets	(29,746)	10,939
Amounts due from affiliated companies, net	(725)	2,093
Accounts payable	7,441	(13,630)
Derivative liability	1,052	(4,491)
Accrued liabilities	8,255	10,990
Income taxes payable	25,541	9,649
Sales, use, and fuel taxes payable	(3,080)	(2,160)

Total change	$22,327	$37,239

Cash paid during the period for:
Interest	$66	$427
Income taxes	$11,803	$3,696

Non-cash investing activities:
Property additions & capital leases	$748	$605

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2012.

Certain items have been reclassified to conform to current period presentation.

2.	Recent Accounting Pronouncements

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is, to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2011 and will be applied retrospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impairment on our consolidated financial statements.

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

At November 30, 2012, the Company had 195,000 barrels of heating oil crackspread swaps outstanding as part of its risk management strategy. This represents approximately 43.0% of the Company’s scheduled distillate production through December 2012. These crackspread swap contracts expire in January 2013. These derivative instruments are being used by the Company to lock in margins on future sales by the Company of heating oil.

The fair value and balance sheet classification of our derivative instruments at November 30, 2012 and August 31, 2012 are as follows:

	November 30, 2012
	Notional Balance	Maturity Date	Derivative Liability
	(in thousands)
Not designated as hedges under ASC 815
Heating oil crackspread swaps	195 barrels	Monthly June 2012 through December 2012	$5,030

Total derivative instruments	195 barrels		$5,030

	August 31, 2012
	Notional Balance	Maturity Date	Derivative Liability
	(in thousands)
Not designated as hedges under ASC 815
Heating oil and gasoline crackspread swaps	780 barrels	Monthly September 2012 through December 2012	$9,098

Total derivative instruments	780 barrels		$9,098

For the three months ended November 30, 2012, the Company recognized $(7,804,000) of realized losses and $5,120,000 of unrealized gains in its Consolidated Statement of Operations, respectively.

For the three months ended November 30, 2011, the Company recognized $(8,347,000) of realized losses and $59,638,000 of unrealized gains in its Consolidated Statement of Operations, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either the lower of cost or market or replacement cost and include various parts for the refinery operations.

Inventories consist of the following:

	November 30, 2012	August 31, 2012
	(in thousands)
Crude Oil	$33,595	$40,419
Petroleum Products	78,539	66,296

Total @ LIFO	112,134	106,715

Merchandise	23,988	23,707
Supplies	25,299	25,798

Total @ FIFO	49,287	49,505

Total Inventory	$161,421	$156,220

As of November 30, 2012 and August 31, 2012, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $96,239,000 and $77,727,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.	Subsidiary Guarantors

All the Company’s wholly-owned subsidiaries fully and unconditionally guarantee on an unsecured basis, on a joint and several basis, the Company’s 10.50% Senior Secured Notes due 2018. There are no restrictions within the consolidated group on the ability of the Company or any of its subsidiaries to obtain loans from or pay dividends to other members of the consolidated group. Financial information of the Company’s wholly-owned subsidiary guarantors is as follows:

Condensed Consolidating Balance Sheets

(in thousands)

	November 30, 2012				August 31, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$173,127	$10,704	$—	$183,831	$122,219	$15,321	$—	$137,540
Accounts receivable, net	64,442	37,367	—	101,809	79,870	40,729	—	120,599
Inventories, net	131,465	29,956	—	161,421	127,469	28,751	—	156,220
Prepaid expenses and other assets	44,538	5,021	—	49,559	16,311	3,502	—	19,813
Deferred income taxes	(942)	1,161	—	219	(114)	1,162	—	1,048
Amounts due from affiliated companies	2,051	(1,237)	—	814	344	(255)	—	89
Intercompany	113,169	17,805	(130,974)	—	117,992	16,703	(134,695)	—

Total current assets	527,850	100,777	(130,974)	497,653	464,091	105,913	(134,695)	435,309
Property, plant and equipment, net	175,580	79,296	—	254,876	176,282	77,105	—	253,387
Deferred financing costs, net	8,053	—	—	8,053	8,471	—	—	8,471
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,137	—	1,137	—	1,164	—	1,164
Deferred turnaround costs & other assets	13,255	2,918	—	16,173	15,173	2,977	—	18,150
Investment in subsidiaries	19,388	—	(19,388)	—	17,018	—	(17,018)	—

	$744,126	$195,977	$(150,362)	$789,741	$681,035	$199,008	$(151,713)	$728,330

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$959	$533	$—	$1,492	$939	$379	$—	$1,318
Accounts payable	30,730	18,914	—	49,644	22,528	19,675	—	42,203
Derivative liability	5,030	—	—	5,030	9,098	—	—	9,098
Accrued liabilities	19,045	6,126	—	25,171	11,147	5,769	—	16,916
Income taxes payable	52,520	1,952	—	54,472	25,866	3,065	—	28,931
Sales, use and fuel taxes payable	15,128	3,684	—	18,812	17,622	4,270	—	21,892
Intercompany	—	130,974	(130,974)	—	—	134,695	(134,695)	—

Total current liabilities	123,412	162,183	(130,974)	154,621	87,200	167,853	(134,695)	120,358
Long term debt: less current installments	355,932	2,535	—	358,467	356,448	2,230	—	358,678
Deferred income taxes	6,163	9,150	—	15,313	5,753	9,269	—	15,022
Deferred retirement benefits	87,952	2,721	—	90,673	90,358	2,638	—	92,996

Total liabilities	573,459	176,589	(130,974)	619,074	539,759	181,990	(134,695)	587,054

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	24,825	10,651	(10,651)	24,825	24,825	10,651	(10,651)	24,825
Retained earnings	165,182	10,444	(10,444)	165,182	135,988	8,123	(8,123)	135,988
Accumulated other comprehensive loss	(19,340)	(1,725)	1,725	(19,340)	(19,537)	(1,774)	1,774	(19,537)

Total stockholder’s equity	170,667	19,388	(19,388)	170,667	141,276	17,018	(17,018)	141,276

	$744,126	$195,977	$(150,362)	$789,741	$681,035	$199,008	$(151,713)	$728,330

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Operations

(in thousands)

	Three Months Ended November 30, 2012				Three Months Ended November 30, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$749,734	$437,568	$(230,240)	$957,062	$738,229	$421,598	$(215,796)	$944,031

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses/(gains) on derivative contracts)	631,836	397,289	(230,240)	798,885	668,168	380,340	(215,796)	832,712
Losses (gains) on derivative contracts	2,684	—	—	2,684	(51,291)	—	—	(51,291)
Selling, general and administrative expenses	5,913	34,901	—	40,814	7,308	33,339	—	40,647
Depreciation and amortization expenses	5,187	1,669	—	6,856	4,410	1,563	—	5,973

	645,620	433,859	(230,240)	849,239	628,595	415,242	(215,796)	828,041

Operating income	104,114	3,709	—	107,823	109,634	6,356	—	115,990

Other income (expense):
Interest expense, net	(9,030)	(122)	—	(9,152)	(10,135)	(118)	—	(10,253)
Other, net	(1,068)	179	—	(889)	(863)	286	—	(577)
Equity in net income of subsidiaries	2,321	—	(2,321)	—	3,864	—	(3,864)	—

	(7,777)	57	(2,321)	(10,041)	(7,134)	168	(3,864)	(10,830)

Income before income tax expense	96,337	3,766	(2,321)	97,782	102,500	6,524	(3,864)	105,160
Income tax expense	36,690	1,445	—	38,135	40,454	2,660	—	43,114

Net income	$59,647	$2,321	$(2,321)	$59,647	$62,046	$3,864	$(3,864)	$62,046

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(in thousands)

	Three Months Ended November 30, 2012				Three Months Ended November 30, 2011
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$84,159	$(1,298)	$—	$82,861	$70,642	$2,205	$—	$72,847

Cash flows from investing activities:
Additions to property, plant and equipment	(2,534)	(3,187)	—	(5,721)	(3,741)	(2,356)	—	(6,097)
Additions to deferred turnaround costs	(17)	(25)	—	(42)	(12)	(808)	—	(820)

Net cash used in investing activities	(2,551)	(3,212)	—	(5,763)	(3,753)	(3,164)	—	(6,917)

Cash flows from financing activities:
Net payments on revolving credit facility	—	—	—	—	(24,000)	—	—	(24,000)
Dividend to stockholder	(30,453)	—	—	(30,453)	—	—	—	—
Principal reductions of long-term debt	(247)	(107)	—	(354)	(179)	(96)	—	(275)

Net cash used in financing activities	(30,700)	(107)	—	(30,807)	(24,179)	(96)	—	(24,275)

Net increase (decrease) in cash and cash equivalents	50,908	(4,617)	—	46,291	42,710	(1,055)	—	41,655
Cash and cash equivalents, beginning of year	122,219	15,321	—	137,540	5,927	10,733	—	16,660

Cash and cash equivalents, end of period	$173,127	$10,704	$—	$183,831	$48,637	$9,678	$—	$58,315

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended November 30,
	2012	2011
Net Sales
Retail	$436,347	$420,319
Wholesale	520,715	523,712

	$957,062	$944,031

Intersegment Sales
Wholesale	$229,019	$214,517

Operating Income
Retail	$3,990	$6,220
Wholesale	103,833	109,770

	$107,823	$115,990

Depreciation and Amortization
Retail	$1,457	$1,401
Wholesale	5,399	4,572

	$6,856	$5,973

Capital Expenditures (including non-cash)
Retail	$2,886	$2,403
Wholesale	3,583	4,299

	$6,469	$6,702

Total Assets
Retail	$166,832	$159,905
Wholesale	622,909	513,581

	$789,741	$673,486

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

7.	Employee Benefit Plans

For the periods ended November 30, 2012 and 2011, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended November 30,		Three Months Ended November 30,
	2012	2011	2012	2011
	(in thousands)
Service cost	$164	$423	$238	$466
Interest cost on benefit obligation	1,286	1,318	476	748
Expected return on plan assets	(1,470)	(1,179)	—	—
Amortization and deferral of net loss	335	376	31	(264)

Net periodic benefit cost	$315	$938	$745	$950

As of November 30, 2012, $2,557,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2013.

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

As a result of the agreement and related plan design changes, a remeasurement of fiscal year 2012 expense pursuant to ASC 715-30 and ASC 715-60 was required, resulting in plan curtailments. As a result of such curtailments during the quarter ended November 30, 2011, the pension liability was reduced by $4,743,000 with a credit to accumulated other comprehensive loss (AOCL) of $4,552,000 and a credit to income of $191,000. Further, the postretirement welfare plan liability was reduced by $12,161,000 and AOCL credited for $12,298,000, with a charge to income of $137,000. The activity in AOCL was recorded net of related income tax effects.

The Company accrues post-retirement benefits other than pensions, during the years that the employees render the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents.

8.	Fair Value Measurements

The carrying values of all financial instruments classified as a current asset or current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The fair value exceeded the carrying value of the 10.50% Senior Secured Notes at November 30, 2012 and August 31, 2012 by $34,997,000 and $20,804,000, respectively.

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

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal 2013. The lagged 3-2-1 crackspread is measured by the difference between the prices of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the first quarter of fiscal 2013 was $29.91. Through December 31, 2012 the indicated lagged crackspread for the second quarter ending February 28, 2013 was $30.02, a $.11 increase from the average for the first quarter of fiscal 2013.

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

A discussion and analysis of the factors contributing to the Company’s results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes, together with the following information, are intended to supply investors with a reasonable basis for evaluating the Company’s operations, but does not serve to predict the Company’s future performance.

Retail Operations:

	Three Months Ended November 30,
	2012	2011
	(dollars in thousands)
Net Sales
Petroleum	$368,786	$351,865
Merchandise and other	67,561	68,454

Total Net Sales	436,347	420,319
Costs of goods sold	396,114	379,481
Selling, general and administrative expenses	34,786	33,217
Depreciation and amortization expenses	1,457	1,401

Segment Operating Income (Loss)	$3,990	$6,220

Retail Operating Data:
Petroleum sales (thousands of gallons)	95,046	97,500
Petroleum margin (a)	$23,199	$23,541
Petroleum margin ($/gallon) (b)	.2441	.2414
Merchandise and other margins	$17,033	$17,298
Merchandise margin (percent of sales)	25%	25%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended November 30, 2012 and 2011

Net Sales

Retail sales increased during the fiscal quarter ended November 30, 2012 by $16.0 million or 3.8% from the comparable period in fiscal 2012 from $420.3 million to $436.3 million. The increase was primarily due to $16.9 million in petroleum sales offset by a decrease of $.9 million in merchandise sales. The petroleum sales increase resulted from a 7.5% increase in retail selling prices per gallon, offset by a 2.5 million gallon or 2.5% decrease in retail petroleum volume.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended November 30, 2012 by $16.6 million or 4.4% from the comparable period in fiscal 2012 from $379.5 million to $396.1 million. The increase was primarily due to $17.0 million in petroleum purchase prices and freight cost of $.7 million offset by a decrease in fuel tax of $.5 million and merchandise cost of $.6 million.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses increased during the fiscal quarter ended November 30, 2012 by $ 1.6 million or 4.7% from the comparable period in fiscal 2012 from $33.2 million to $34.8 million. This increase was primarily due to payroll costs of $.4 million, environmental costs of $.3 million, maintenance costs of $.1 million, supplies of $.2 million, credit/customer service costs of $.2 million, pension/post-retirement costs of $.1 million and other of $.3 million.

Wholesale Operations:

	Three Months Ended November 30,
	2012	2011
	(dollars in thousands)
Net Sales (a)	$520,715	$523,712
Costs of goods sold (exclusive of depreciation, amortization and losses/(gains) on derivative contracts)	402,771	453,231
Losses/(gains) on derivate contracts	2,684	(51,291)
Selling, general and administrative expenses	6,028	7,430
Depreciation and amortization expenses	5,399	4,572

Segment Operating Income	$103,833	$109,770

Key Wholesale Operating Statistics:

	Three Months Ended November 30,
	2012	2011
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	2,564	2,627
Distillates	1,422	1,450
Asphalt	1,808	1,937
Butane, propane, residual products, internally produced fuel and other (“Other”)	530	478

Total Product Yield	6,324	6,492

% Heavy Crude Oil of Total Refinery Throughput (b)	58%	59%
Crude throughput (thousand barrels per day)	64.6	67.5

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,587	1,702
Distillates	1,181	1,103
Asphalt	1,773	2,121
Other	205	228

Total Product Sales Volume	4,746	5,154

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$197,526	$196,229
Distillates	162,392	143,095
Asphalt	149,387	170,599
Other	11,410	13,789

Total Product Sales	$520,715	$523,712

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended November 30, 2012 and 2011

Net Sales

Wholesale sales decreased during the three months ended November 30, 2012 by $3.0 million or .6% from the comparable period in fiscal 2012 from $523.7 million to $520.7 million. The decrease was due to a 7.9% decrease in wholesale volumes offset by a 7.8% increase in wholesale prices.

Costs of Goods Sold (exclusive of depreciation and amortization and losses/(gains) on derivative contracts)

Wholesale costs of goods sold decreased during the three months ended November 30, 2012 by $50.4 million or 11.1% from the comparable period in fiscal 2012 from $453.2 million to $402.8 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost and volume of raw materials.

Losses / (Gains) on Derivative Contracts

For the three months ended November 30, 2012 the Company recognized $7.8 million of realized losses and $5.1 million of unrealized gains in its Consolidated Statement of Operations, respectively. For the three months ended November 30, 2011, the Company recognized $8.3 million of realized losses and $59.6 million of unrealized gains in its Consolidated Statement of Operations. See also Footnote 3 to the Company’s Consolidated Financial Statements.

Selling, General and Administrative Expenses

Wholesale SG&A expenses decreased during the three months ended November 30, 2012 by $1.4 million or 18.9% from the comparable period in fiscal 2012 from $7.4 million or 1.4% of net wholesale sales to $6.0 million or 1.2% of net wholesale sales. The decrease was primarily due to payroll costs and professional services.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended November 30, 2012 decreased $1.1 million or 10.7% from the comparable period in fiscal 2012 from $10.3 million to $9.2 million.

Income Tax Expense

The Company’s effective tax rate for the three months ended November 30, 2012 and 2011 was approximately 39% and 41%, respectively. This change is primarily due to the recognition of permanent book to tax adjustments.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

November 30, 2012
Cash and cash equivalents	$183,831
Working capital	$343,032
Current ratio	3.2
Debt	$359,959

Primary sources of liquidity have been cash and cash equivalents, and borrowing availability under a revolving line of credit. We believe available capital resources are adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets.

Three Months Ended November 30, 2012
(in millions)
Significant uses of cash
Investing activities:
Property, plant and equipment
Other general capital items (tank repairs, refinery piping, etc)	$(2.8)
Retail maintenance (blacktop, roof, HVAC, rehab)	(1.4)
Environmental	(.8)
Retail petroleum upgrade	(.6)
Non refinery capital equipment	(.2)

Total property, plant and equipment	$(5.8)

Net cash used in investing activities	$(5.8)

Financing activities:
Dividend to stockholder	$(30.5)
Principal reductions of long term debt	(.3)

Net cash used in financing activities	$(30.8)

Working capital items:
Income taxes payable increase	$25.5
Accounts receivable decrease	18.8
Accrued liabilities increase	8.2
Accounts payable increase	7.4
Derivative liability	1.1
Prepaid expense increase	(29.7)
Increase in inventory	(5.2)
Sales, use and fuel taxes payable decrease	(3.1)
Amounts due from affiliated companies, net	(.7)

Cash provided by working capital items	$22.3

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $6.0 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in these maintenance and non-discretionary capital expenditures during fiscal year 2013 at this time.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Amended and Restated Revolving Credit Facility of $175,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on May 18, 2016. Under the Amended and Restated Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate the Federal Funds Open Rate plus 1.5%; or the Daily LIBOR rate plus 3%; plus an applicable margin of 0% to .5%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.75% to 3.25%. The Agent Bank’s prime rate at November 30, 2012 was 3.25%.

The Amended and Restated Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $6.5 million as of November 30, 2012 and there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility resulting in net availability of $168.5 million. As of January 14, 2013, there were no outstanding borrowings under the $175 million Amended and Restated Revolving Credit Facility and there were standby letters of credit in the amount of $6.5 million, resulting in a net availability of $168.5 million and the Company had full access to it. The Company’s working capital ratio was 3.2 as of November 30, 2012.

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

The Company uses its Amended and Restated Revolving Credit Facility to finance a portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate. As of January 14, 2013, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility.

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

At the quarter ended November 30, 2012, the Company had 195,000 barrels of heating oil crackspread swaps outstanding as part of its risk management strategy. The crackspread swaps expire in January 2013. These derivative instruments are being used by the Company to lock in margins on future sales by the Company of heating oil. See also Footnote 3 in the Company’s Consolidated Financial Statements.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2012.

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

Date: January 14, 2013

UNITED REFINING COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2013

KIANTONE PIPELINE CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2013

UNITED REFINING COMPANY OF PENNSYLVANIA (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2013

KIANTONE PIPELINE COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2013

UNITED JET CENTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2013

KWIK-FILL CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 1, 2013

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC. (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2013

BELL OIL CORP. (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2013

PPC, INC. (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2013

SUPER TEST PETROLEUM, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2013

KWIK-FIL, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2013

VULCAN ASPHALT REFINING CORPORATION (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2013

COUNTRY FAIR, INC. (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy Vice President Finance