Form 10-Q
period 2013-02-28
UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; KWIK FILL CORP; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2013-04-15
CIK 101462, 830253, 1040270, 1045539, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 15, 2013, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	February 28, 2013 (Unaudited)	August 31, 2012
Assets
Current:
Cash and cash equivalents	$116,640	$137,540
Accounts receivable, net	109,526	120,599
Inventories, net	203,024	156,220
Prepaid expenses and other assets	49,551	19,813
Deferred income taxes	—	1,048
Amounts due from affiliated companies, net	498	89

Total current assets	479,239	435,309
Property, plant and equipment, net	258,261	253,387
Deferred financing costs, net	7,635	8,471
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,111	1,164
Deferred turnaround costs and other assets, net	14,459	18,150

	$772,554	$728,330

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,495	$1,318
Accounts payable	54,913	42,203
Derivative liability	—	9,098
Accrued liabilities	13,945	16,916
Income taxes payable	16,727	28,931
Sales, use and fuel taxes payable	15,919	21,892
Deferred income taxes	1,843	—

Total current liabilities	104,842	120,358
Long term debt: less current installments	358,605	358,678
Deferred income taxes	14,557	15,022
Deferred retirement benefits	89,949	92,996

Total liabilities	567,953	587,054

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	24,825	24,825
Retained earnings	198,920	135,988
Accumulated other comprehensive loss	(19,144)	(19,537)

Total stockholder’s equity	204,601	141,276

	$772,554	$728,330

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations – (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net sales	$870,109	$848,844	$1,827,171	$1,792,875

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and (gains)/losses on derivative contracts)	708,389	782,540	1,507,274	1,615,252
(Gains)/losses on derivative contracts (See Note 3)	(365)	11,839	2,319	(39,452)
Selling, general and administrative expenses	40,696	37,940	81,510	78,587
Depreciation and amortization expenses	6,566	5,964	13,422	11,937

	755,286	838,283	1,604,525	1,666,324

Operating income	114,823	10,561	222,646	126,551

Other income (expense):
Interest expense, net	(9,928)	(10,260)	(19,080)	(20,513)
Other, net	(699)	(703)	(1,588)	(1,280)

	(10,627)	(10,963)	(20,668)	(21,793)

Income (loss) before income tax expense (benefit)	104,196	(402)	201,978	104,758
Income tax expense (benefit)	40,634	(165)	78,769	42,949

Net income (loss)	$63,562	$(237)	$123,209	$61,809

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income – (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Net income (loss)	$63,562	$(237)	$123,209	$61,809
Other comprehensive income (loss), net of taxes:
Unrecognized post retirement income, net of taxes of $137 and $(6) for the three months ended February 28, 2013 and February 29, 2012, respectively and $274 and $6,943 for the six months ended February 28, 2013 and February 29, 2012, respectively	196	(9)	393	9,991

Other comprehensive income (loss)	196	(9)	393	9,991

Total comprehensive income (loss)	$63,758	$(246)	$123,602	$71,800

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Six Months Ended
	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net income	$123,209	$61,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,205	13,704
Unrealized gain on derivative contracts	—	(48,612)
Deferred income taxes	2,152	25,837
Loss on asset dispositions	590	695
Cash used in working capital items	(83,414)	(47,438)
Change in operating assets and liabilities:
Other assets, net	327	(3,264)
Deferred retirement benefits	(2,380)	(1,152)

Total adjustments	68,520	(60,230)

Net cash provided by operating activities	54,689	1,579

Cash flows from investing activities:
Additions to property, plant and equipment	(14,310)	(9,955)
Additions to deferred turnaround costs	(209)	(1,261)
Proceeds from asset dispositions	—	7

Net cash used in investing activities	(14,519)	(11,209)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	42,000
Dividends to stockholder	(60,277)	(31,008)
Principal reductions of long term debt	(793)	(560)

Net cash (used in) provided by financing activities	(61,070)	10,432

Net (decrease) increase in cash and cash equivalents	(20,900)	802
Cash and cash equivalents, beginning of year	137,540	16,660

Cash and cash equivalents, end of period	$116,640	$17,462

Cash provided by (used in) working capital items:
Accounts receivable, net	$11,073	$(1,821)
Derivative asset/liability	(9,098)	(1,813)
Inventories	(46,804)	(22,545)
Prepaid expenses and other assets	(29,738)	17,800
Amounts due from affiliated companies, net	(409)	688
Accounts payable	12,710	(35,899)
Accrued liabilities	(2,971)	(2,921)
Income taxes payable	(12,204)	(2,627)
Sales, use, and fuel taxes payable	(5,973)	1,700

Total change	$(83,414)	$(47,438)

Cash paid during the period for:
Interest	$19,299	$19,674
Income taxes	$89,014	$22,733

Non-cash investing activities:
Property additions & capital leases	$950	$750

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2012.

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

At February 28, 2013, the Company had no derivative investments outstanding as part of its risk management strategy.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The fair value and balance sheet classification of our derivative instruments at February 28, 2013 and August 31, 2012 are as follows:

	February 28, 2013
	Notional Balance	Maturity Date	Derivative Liability
	(in thousands)
Not designated as hedges under ASC 815
Heating oil crackspread swaps	0 barrels	Not applicable	$0

Total derivative instruments	0 barrels		$0

	August 31, 2012
	Notional Balance	Maturity Date	Derivative Liability
	(in thousands)
Not designated as hedges under ASC 815
Heating oil and gasoline crackspread swaps	780 barrels	Monthly September 2012 through December 2012	$9,098

Total derivative instruments	780 barrels		$9,098

During the three months ended February 28, 2013 and February 29, 2012, the Company recognized $(365,000) and $11,839,000 of (gains)/losses in its Consolidated Statements of Operations, respectively. For the six months ended February 28, 2013 and February 29, 2012, the Company recognized $2,319,000 and $(39,452,000) of losses/(gains) in its Consolidated Statement of Operations, respectively.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Inventories consist of the following:

	February 28, 2013	August 31, 2012
	(in thousands)
Crude Oil	$52,272	$40,419
Petroleum Products	102,084	66,296

Total @ LIFO	154,356	106,715

Merchandise	23,143	23,707
Supplies	25,525	25,798

Total @ FIFO	48,668	49,505

Total Inventory	$203,024	$156,220

As of February 28, 2013 and August 31, 2012, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $62,846,000 and $77,727,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Subsidiary Guarantors

All of the Company’s wholly-owned subsidiaries fully and unconditionally guarantee on an unsecured basis, on a joint and several basis, the Company’s 10.50% Senior Secured Notes due 2018. There are no restrictions within the consolidated group on the ability of the Company or any of its subsidiaries to obtain loans from or pay dividends to other members of the consolidated group. Financial information of the Company’s wholly-owned subsidiary guarantors is as follows:

Condensed Consolidating Balance Sheets

(in thousands)

	February 28, 2013				August 31, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$107,294	$9,346	$—	$116,640	$122,219	$15,321	$—	$137,540
Accounts receivable, net	71,017	38,509	—	109,526	79,870	40,729	—	120,599
Inventories, net	173,242	29,782	—	203,024	127,469	28,751	—	156,220
Prepaid expenses and other assets	43,907	5,644	—	49,551	16,311	3,502	—	19,813
Deferred income taxes	—	—	—	—	(114)	1,162	—	1,048
Amounts due from affiliated companies	—	498	—	498	344	(255)	—	89
Intercompany	130,622	17,297	(147,919)	—	117,992	16,703	(134,695)	—

Total current assets	526,082	101,076	(147,919)	479,239	464,091	105,913	(134,695)	435,309
Property, plant and equipment, net	174,653	83,608	—	258,261	176,282	77,105	—	253,387
Deferred financing costs, net	7,635	—	—	7,635	8,471	—	—	8,471
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,111	—	1,111	—	1,164	—	1,164
Deferred turnaround costs & other assets	11,602	2,857	—	14,459	15,173	2,977	—	18,150
Investment in subsidiaries	13,587	—	(13,587)	—	17,018	—	(17,018)	—

	$733,559	$200,501	$(161,506)	$772,554	$681,035	$199,008	$(151,713)	$728,330

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$959	$536	$—	$1,495	$939	$379	$—	$1,318
Accounts payable	36,824	18,089	—	54,913	22,528	19,675	—	42,203
Derivative liability	—	—	—	—	9,098	—	—	9,098
Accrued liabilities	8,464	5,481	—	13,945	11,147	5,769	—	16,916
Income taxes payable	19,184	(2,457)	—	16,727	25,866	3,065	—	28,931
Sales, use and fuel taxes payable	12,542	3,377	—	15,919	17,622	4,270	—	21,892
Deferred income taxes	3,004	(1,161)	—	1,843	—	—	—	—
Intercompany	—	147,919	(147,919)	—	—	134,695	(134,695)	—

Total current liabilities	80,977	171,784	(147,919)	104,842	87,200	167,853	(134,695)	120,358
Long term debt: less current installments	356,242	2,363	—	358,605	356,448	2,230	—	358,678
Deferred income taxes	4,512	10,045	—	14,557	5,753	9,269	—	15,022
Deferred retirement benefits	87,227	2,722	—	89,949	90,358	2,638	—	92,996

Total liabilities	528,958	186,914	(147,919)	567,953	539,759	181,990	(134,695)	587,054

Commitment and contingencies Stockholder’s equity
Common stock, $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	24,825	10,651	(10,651)	24,825	24,825	10,651	(10,651)	24,825
Retained earnings	198,920	4,594	(4,594)	198,920	135,988	8,123	(8,123)	135,988
Accumulated other comprehensive loss	(19,144)	(1,676)	1,676	(19,144)	(19,537)	(1,774)	1,774	(19,537)

Total stockholder’s equity	204,601	13,587	(13,587)	204,601	141,276	17,018	(17,018)	141,276

	$733,559	$200,501	$(161,506)	$772,554	$681,035	$199,008	$(151,713)	$728,330

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Operations

(in thousands)

	Three Months Ended February 28, 2013				Three Months Ended February 29, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$686,971	$397,485	$(214,347)	$870,109	$661,665	$401,067	$(213,888)	$848,844

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and (gains)/losses on derivative contracts)	552,173	370,563	(214,347)	708,389	621,933	374,495	(213,888)	782,540
(Gains) / losses on derivative contracts	(365)	—	—	(365)	11,839	—	—	11,839
Selling, general and administrative expenses	6,571	34,125	—	40,696	4,783	33,157	—	37,940
Depreciation and amortization expenses	4,887	1,679	—	6,566	4,411	1,553	—	5,964

	563,266	406,367	(214,347)	755,286	642,966	409,205	(213,888)	838,283

Operating income (loss)	123,705	(8,882)	—	114,823	18,699	(8,138)	—	10,561

Other income (expense):
Interest expense, net	(9,803)	(125)	—	(9,928)	(10,147)	(113)	—	(10,260)
Other, net	(842)	143	—	(699)	(866)	163	—	(703)
Equity in net loss of subsidiaries	(5,850)	—	5,850	—	(4,956)	—	4,956	—

	(16,495)	18	5,850	(10,627)	(15,969)	50	4,956	(10,963)

Income (loss) before income tax expense (benefit)	107,210	(8,864)	5,850	104,196	2,730	(8,088)	4,956	(402)
Income tax expense (benefit)	43,648	(3,014)	—	40,634	2,967	(3,132)	—	(165)

Net income (loss)	$63,562	$(5,850)	$5,850	$63,562	$(237)	$(4,956)	$4,956	$(237)

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Operations

(in thousands)

	Six Months Ended February 28, 2013				Six Months Ended February 29, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$1,436,705	$835,053	$(444,587)	$1,827,171	$1,399,894	$822,665	$(429,684)	$1,792,875

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses/(gains) on derivative contracts)	1,184,009	767,852	(444,587)	1,507,274	1,290,101	754,835	(429,684)	1,615,252
Losses/(gains) on derivative contracts	2,319	—	—	2,319	(39,452)	—	—	(39,452)
Selling, general and administrative expenses	12,484	69,026	—	81,510	12,091	66,496	—	78,587
Depreciation and amortization expenses	10,074	3,348	—	13,422	8,821	3,116	—	11,937

	1,208,886	840,226	(444,587)	1,604,525	1,271,561	824,447	(429,684)	1,666,324

Operating income (loss)	227,819	(5,173)	—	222,646	128,333	(1,782)	—	126,551

Other income (expense):
Interest expense, net	(18,833)	(247)	—	(19,080)	(20,282)	(231)	—	(20,513)
Other, net	(1,910)	322	—	(1,588)	(1,729)	449	—	(1,280)
Equity in net loss of subsidiaries	(3,529)	—	3,529	—	(1,092)	—	1,092	—

	(24,272)	75	3,529	(20,668)	(23,103)	218	1,092	(21,793)

Income (loss) before income tax expense (benefit)	203,547	(5,098)	3,529	201,978	105,230	(1,564)	1,092	104,758
Income tax expense (benefit)	80,338	(1,569)	—	78,769	43,421	(472)	—	42,949

Net income (loss)	$123,209	$(3,529)	$3,529	$123,209	$61,809	$(1,092)	$1,092	$61,809

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(in thousands)

	Six Months Ended February 28, 2013				Six Months Ended February 29, 2012
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$50,772	$3,917	$—	$54,689	$(3,981)	$5,560	$—	$1,579

Cash flows from investing activities:
Additions to property, plant and equipment	(4,740)	(9,570)	—	(14,310)	(5,769)	(4,186)	—	(9,955)
Additions to deferred turnaround costs	(163)	(46)	—	(209)	(66)	(1,195)	—	(1,261)
Proceeds from asset dispositions	—	—	—	—	—	7	—	7

Net cash used in investing activities	(4,903)	(9,616)	—	(14,519)	(5,835)	(5,374)	—	(11,209)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	—	—	42,000	—	—	42,000
Dividends to stockholder	(60,277)	—	—	(60,277)	(31,008)	—	—	(31,008)
Principal reductions of long-term debt	(517)	(276)	—	(793)	(376)	(184)	—	(560)

Net cash (used in) provided by financing activities	(60,794)	(276)	—	(61,070)	10,616	(184)	—	10,432

Net (decrease) increase in cash and cash equivalents	(14,925)	(5,975)	—	(20,900)	800	2	—	802
Cash and cash equivalents, beginning of year	122,219	15,321	—	137,540	5,927	10,733	—	16,660

Cash and cash equivalents, end of period	$107,294	$9,346	$—	$116,640	$6,727	$10,735	$—	$17,462

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Net Sales
Retail	$396,227	$399,838	$832,574	$820,157
Wholesale	473,882	449,006	994,597	972,718

	$870,109	$848,844	$1,827,171	$1,792,875

Intersegment Sales
Wholesale	$213,089	$212,659	$442,108	$427,176

Operating Income (Loss)
Retail	$(8,653)	$(8,036)	$(4,663)	$(1,816)
Wholesale	123,476	18,597	227,309	128,367

	$114,823	$10,561	$222,646	$126,551

Depreciation and Amortization
Retail	$1,468	$1,397	$2,925	$2,798
Wholesale	5,098	4,567	10,497	9,139

	$6,566	$5,964	$13,422	$11,937

Capital Expenditures (including non-cash)
Retail	$5,863	$1,097	$8,749	$3,500
Wholesale	2,928	2,906	6,511	7,205

	$8,791	$4,003	$15,260	$10,705

Total Assets
Retail			$171,608	$161,387
Wholesale			600,946	503,197

			$772,554	$664,584

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.	Employee Benefit Plans

For the periods ended February 28, 2013 and February 29, 2012, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
	(in thousands)
Service cost	$164	$340	$328	$763
Interest cost on benefit obligation	1,279	2,672	2,565	3,990
Expected return on plan assets	(1,462)	(2,543)	(2,932)	(3,722)
Amortization and deferral of net loss	335	49	670	425

Net periodic benefit cost	$316	$518	$631	$1,456

	Other Post-Retirement Benefits
	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
	(in thousands)
Service cost	$235	$151	$473	$617
Interest cost on benefit obligation	471	595	947	1,343
Amortization and deferral of net loss	31	(102)	62	(366)

Net periodic benefit cost	$737	$644	$1,482	$1,594

As of February 28, 2013, $3,255,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2013.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

The carrying values of all financial instruments classified as a current asset or a current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The fair value exceeded the carrying value of the long term debt at February 28, 2013 and August 31, 2012 by $41,206,000 and $20,804,000, respectively.

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

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal 2013. The lagged 3-2-1 crackspread is measured by the difference between the prices of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the second quarter of fiscal 2013 was $32.89. Through March 28, 2013 the indicated lagged crackspread for the third quarter ending May 31, 2013 was $33.79, a $.90 increase from the average for the second quarter of fiscal 2013.

On March 6, 2013, United Refining Company, through its subsidiary, United Biofuels, Inc., acquired a partially completed 50 million gallon per year biodiesel facility in Brooklyn, New York. The state-of-the-art facility is estimated to become operational in approximately 12 months and upon completion, will be able to process a variety of feedstocks.

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

Retail Operations:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
	(dollars in thousands)
Net Sales
Petroleum	$333,847	$336,383	$702,634	$688,247
Merchandise and other	62,380	63,455	129,940	131,910

Total Net Sales	$396,227	$399,838	$832,574	$820,157
Costs of goods sold	$369,390	$373,427	$765,504	$752,908
Selling, general and administrative expenses	34,022	33,050	68,808	66,267
Depreciation and amortization expenses	1,468	1,397	2,925	2,798

Segment Operating Loss	$(8,653)	$(8,036)	$(4,663)	$(1,816)

Retail Operating Data:
Petroleum sales (thousands of gallons)	90,828	94,371	185,874	191,870
Petroleum margin (a)	$10,869	$10,478	$34,068	$34,018
Petroleum margin ($/gallon) (b)	.1197	.1110	.1833	.1773
Merchandise and other margins	$15,971	$15,935	$33,004	$33,233
Merchandise margin (percent of sales)	25.6%	25.1%	25.4%	25.2%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended February 28, 2013 and February 29, 2012

Net Sales

Retail sales decreased during the fiscal quarter ended February 28, 2013 by $3.6 million or .9% from the comparable period in fiscal 2012 from $399.8 million to $396.2 million. The decrease was primarily due to $2.5 million in petroleum sales and $1.1 million in merchandise sales. The petroleum sales decrease resulted from a 3.5 million gallon or 3.8% decrease in retail petroleum volume, offset by a 3.1% increase in retail selling prices per gallon.

Costs of Goods Sold

Retail costs of goods sold decreased during the fiscal quarter ended February 28, 2013 by $4.0 million or 1.1% from the comparable period in fiscal 2012 from $373.4 million to $369.4 million. The decrease was primarily due to $1.5 million in petroleum purchase prices and freight cost of $.1 million , fuel tax of $1.3 million and merchandise cost of $1.1 million.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses increased during the fiscal quarter ended February 28, 2013 by $1.0 million or 2.9% from the comparable period in fiscal 2012 from $33.0 million to $34.0 million. This increase was primarily due to payroll costs of $.4 million, maintenance costs of $.3 million, credit/customer service costs of $.2 million and pension/post-retirement costs of $.1 million.

Comparison of Six Months Ended February 28, 2013 and February 29, 2012

Net Sales

Retail sales increased during the six months ended February 28, 2013 by $12.4 million or 1.5% for the comparable period in fiscal 2012 from $820.2 million to $832.6 million. The increase was primarily due to $14.4 million in petroleum sales, offset by a decrease of $2.0 million in merchandise sales. The petroleum sales increase resulted from a 5.4% increase in retail selling prices per gallon offset by a 6.0 million gallon or 3.4% decrease in sales volume.

Costs of Goods Sold

Retail costs of goods sold increased during the six months ended February 28, 2013 by $12.6 million or 1.7% for the comparable period in fiscal 2012 from $752.9 million to $765.5 million. The increase was primarily due to $15.6 million in petroleum purchase prices and freight costs of $.5 million offset by a decrease in merchandise costs of $1.7 million and fuel taxes of $1.8 million.

Selling, General and Administrative Expenses

Retail SG&A expenses increased during the six months ended February 28, 2013 by $2.5 million or 3.8% for the comparable period in fiscal 2012 from $66.3 million to $68.8 million. The increase was due to payroll costs of $.8 million, credit/customer service costs of $.4 million, environmental costs of $.4 million, supplies cost of $.2 million, maintenance costs of $.4 million and pension/post-retirement costs of $.3 million.

Wholesale Operations:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
	(dollars in thousands)
Net Sales (a)	$473,882	$449,006	$994,597	$972,718
Costs of goods sold (exclusive of depreciation and amortization and losses /(gains) on derivative contracts)	338,999	409,113	741,770	862,344
Losses / (gains) on derivative contracts	(365)	11,839	2,319	(39,452)
Selling, general and administrative expenses	6,674	4,890	12,702	12,320
Depreciation and amortization expenses	5,098	4,567	10,497	9,139

Segment Operating Income	$123,476	$18,597	$227,309	$128,367

Key Wholesale Operating Statistics:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	2,699	2,648	5,264	5,275
Distillates	1,405	1,468	2,827	2,917
Asphalt	1,908	1,787	3,714	3,724
Butane, propane, residual products, internally produced fuel and other (“Other”)	550	468	1,081	947

Total Product Yield	6,562	6,371	12,886	12,863

% Heavy Crude Oil of Total Refinery Throughput (b)	61%	59%	60%	59%
Crude throughput (thousand barrels per day)	66.2	64.9	65.8	66.2

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,614	1,470	3,201	3,172
Distillates	1,160	1,131	2,341	2,234
Asphalt	1,555	1,501	3,329	3,622
Other	164	144	369	371

Total Product Sales Volume	4,493	4,246	9,240	9,399

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$192,451	$169,560	$389,976	$365,789
Distillates	155,116	146,022	317,508	289,118
Asphalt	117,028	124,512	266,415	295,111
Other	9,287	8,912	20,698	22,700

Total Product Sales	$473,882	$449,006	$994,597	$972,718

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended February 28, 2013 and February 29, 2012

Net Sales

Wholesale sales increased during the three months ended February 28, 2013 by $24.9 million or 5.5% from the comparable period in fiscal 2012 from $449.0 million to $473.9 million. The increase was due to a 5.8% increase in wholesale volumes offset by a .3% decrease in wholesale prices.

Costs of Goods Sold (exclusive of depreciation and amortization and losses/(gains) on derivative contracts)

Wholesale costs of goods sold decreased during the three months ended February 28, 2013 by $70.1 million or 17.1% from the comparable period in fiscal 2012 from $409.1 million to $339.0 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost and volume of raw materials.

Losses / (Gains) on Derivative Contracts

During the three months ended February 28, 2013 and February 29, 2012, the Company recognized $(.4) million and $11.8 million of (gains)/losses in its Consolidated Statements of Operations, respectively. See also Footnote 3 to the Company’s Consolidated Financial Statements.

Selling, General and Administrative Expenses

Wholesale SG&A expenses increased during the three months ended February 28, 2013 by $1.8 million or 36.5% from the comparable period in fiscal 2012 from $4.9 million or 1.1% of net wholesale sales to $6.7 million or 1.4% of net wholesale sales. The increase was primarily due to payroll costs and professional services.

Comparison of Six Months Ended February 28, 2013 and February 29, 2012

Net Sales

Wholesale sales increased during the six months ended February 28, 2013 by $21.9 million or 2.2% from the comparable period in fiscal 2012 from $972.7 million to $994.6 million. The increase was due to a 4.0% increase in wholesale prices offset by 1.7% decrease in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold decreased during the six months ended February 28, 2013 by $120.6 million or 14.0% for the comparable period in fiscal 2012 from $862.3 million to $741.7 million. The decrease in wholesale costs of goods sold was primarily due to a decrease in the cost of raw materials and volumes.

Losses / (Gains) on Derivative Contracts

For the six months ended February 28, 2013 and February 29, 2012, the Company recognized $2.3 million and $(39.5) million of losses/(gains) in its Consolidated Statement of Operations, respectively. See also Footnote 3 to the Company’s Consolidated Financial Statements.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the six months ended February 28, 2013 and fiscal 2012.

Consolidated Expenses:

Interest Expense, net

Net interest expense for the three months ended February 28, 2013 decreased $.4 million from the comparable period in fiscal 2012 from $10.3 million to $9.9 million.

Net interest expense for the six months ended February 28, 2013 decreased $1.4 million or .1% from the comparable period in fiscal 2012 from $20.5 million to $19.1 million.

Income Tax Expense

The Company’s effective tax rate for both the three and six months ended February 28, 2013 and February 29, 2012 was approximately 39% and 41%, respectively. This change is primarily due to the recognition of permanent book to tax adjustments.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

February 28, 2013
Cash and cash equivalents	$116,640
Working capital	$374,397
Current ratio	4.6
Debt	$360,100

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

Six Months Ended February 28, 2013
(in millions)
Significant uses of cash
Investing activities:
Additions to deferred turnaround cost	$(.2)
Property, plant and equipment
Other general capital items (tank repairs, refinery piping, etc)	(4.0)
Retail maintenance (blacktop, roof, HVAC, rehab)	(3.5)
Retail purchase	(2.7)
Non refinery capital equipment	(1.8)
Environmental	(1.7)
Retail petroleum upgrade	(.6)

Total property, plant and equipment	(14.3)

Net cash used in investing activities	$(14.5)

Financing activities:
Dividend to stockholder	$(60.3)
Principal reductions of long term debt	(.8)

Net cash used in financing activities	$(61.1)

Working capital items:
Accounts payable increase	$12.7
Accounts receivable decrease	11.1
Increase in inventory	(46.8)
Prepaid expense increase	(29.7)
Income taxes payable decrease	(12.2)
Derivative liability decrease	(9.1)
Sales, use and fuel taxes payable decrease	(6.0)
Accrued liabilities decrease	(3.0)
Amounts due from affiliated companies, net	(.4)

Cash provided by working capital items	$(83.4)

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

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Amended and Restated Revolving Credit Facility of $175,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on May 18, 2016. Under the Amended and Restated Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate or the Federal Funds Open Rate plus 1.5%; or the Daily LIBOR rate plus 3%; plus an applicable margin of 0% to .5%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.75% to 3.25%. The Agent Bank’s prime rate at February 28, 2013 was 3.25%.

The Amended and Restated Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $6.5 million as of February 28, 2013 and there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility resulting in net availability of $168.5 million. As of April 15, 2013, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility and there were standby letters of credit in the amount of $6.5 million, resulting in a net availability of $168.5 million and the Company had full access to it. The Company’s working capital ratio was 4.6 as of February 28, 2013.

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

As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in the winter.

Inflation

The effect of inflation on the Company has not been significant during the last five fiscal years.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company uses its Amended and Restated Revolving Credit Facility to finance a portion of its operations. This on-balance sheet financial instrument, to the extent it provides for variable rates, exposes the Company to interest rate risk resulting from changes in the Agent Bank’s Prime rate, the Federal Funds or LIBOR rate. As of April 15, 2013, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility.

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

At the quarter ended February 28, 2013, the Company had no derivative investments outstanding as part of its risk management strategy. The crackspread swaps expired in January 2013. These derivative instruments were being used by the Company to lock in margins on future sales by the Company of heating oil. See also Footnote 3 to the Company’s Consolidated Financial Statements.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 28, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: April 15, 2013

UNITED REFINING COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2013

KIANTONE PIPELINE CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2013

UNITED REFINING COMPANY OF PENNSYLVANIA (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2013

KIANTONE PIPELINE COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2013

UNITED JET CENTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2013

KWIK-FILL CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2013

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC. (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2013

BELL OIL CORP. (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2013

PPC, INC. (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2013

SUPER TEST PETROLEUM, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2013

KWIK-FIL, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2013

VULCAN ASPHALT REFINING CORPORATION (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2013

COUNTRY FAIR, INC. (Registrant)

/s/ Myron L. Turfitt Myron L. Turfitt President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy Vice President Finance