Form 10-Q
period 2013-05-31
UNITED REFINING CO; VULCAN ASPHALT REFINING CORP; BELL OIL CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; KWIK FILL CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KIANTONE PIPELINE CORP; PPC INC; COUNTRY FAIR INC
filed 2013-07-15
CIK 101462, 1045546, 1045543, 1045547, 1045541, 1040270, 1045539, 830253, 1045544, 1171162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 15, 2013, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	May 31, 2013 (Unaudited)	August 31, 2012
Assets
Current:
Cash and cash equivalents	$124,092	$137,540
Accounts receivable, net	103,881	120,599
Inventories, net	226,461	156,220
Prepaid expenses and other assets	45,062	19,813
Deferred income taxes	—	1,048
Amounts due from affiliated companies, net	—	89

Total current assets	499,496	435,309
Property, plant and equipment, net	269,344	253,387
Deferred financing costs, net	7,217	8,471
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,084	1,164
Deferred turnaround costs and other assets, net	12,873	18,150

	$801,863	$728,330

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,622	$1,318
Accounts payable	59,421	42,203
Derivative liability	—	9,098
Accrued liabilities	24,716	16,916
Income taxes payable	10,990	28,931
Sales, use and fuel taxes payable	20,966	21,892
Deferred income taxes	1,843	—
Amounts due to affiliated companies, net	744	—

Total current liabilities	120,302	120,358
Long term debt: less current installments	359,193	358,678
Deferred income taxes	15,351	15,022
Deferred retirement benefits	89,441	92,996

Total liabilities	584,287	587,054

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	24,825	24,825
Retained earnings	211,698	135,988
Accumulated other comprehensive loss	(18,947)	(19,537)

Total stockholder’s equity	217,576	141,276

	$801,863	$728,330

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations – (Unaudited)

(in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Net sales	$883,520	$935,798	$2,710,691	$2,728,673

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses/(gains) on derivative contracts)	752,047	762,810	2,259,321	2,378,062
Losses/(gains) on derivative contracts (See Note 3)	—	1,957	2,319	(37,495)
Selling, general and administrative expenses	41,307	37,986	122,817	116,573
Depreciation and amortization expenses	6,478	6,132	19,900	18,069

	799,832	808,885	2,404,357	2,475,209

Operating income	83,688	126,913	306,334	253,464

Other income (expense):
Interest expense, net	(9,878)	(10,275)	(28,958)	(30,788)
Other, net	(738)	(1,053)	(2,326)	(2,333)

	(10,616)	(11,328)	(31,284)	(33,121)

Income before income tax expense	73,072	115,585	275,050	220,343
Income tax expense	28,513	47,484	107,282	90,433

Net income	$44,559	$68,101	$167,768	$129,910

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income – (Unaudited)

(in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Net income	$44,559	$68,101	$167,768	$129,910
Other comprehensive income (loss), net of taxes:
Unrecognized post retirement income (loss), net of taxes of $136 and $(5) for the three months ended May 31, 2013 and 2012, respectively, and $410 and $6,938 for the nine months ended May 31, 2013 and 2012, respectively	197	(9)	590	9,982

Other comprehensive income (loss)	197	(9)	590	9,982

Total comprehensive income	$44,756	$68,092	$168,358	$139,892

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Nine Months Ended May 31,
	2013	2012
Cash flows from operating activities:
Net income	$167,768	$129,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,490	20,720
Unrealized gain on derivative contracts	—	(49,941)
Deferred income taxes	2,810	29,108
Loss (gain) on asset dispositions	530	(1,517)
Cash used in working capital items	(80,886)	(15,454)
Change in operating assets and liabilities:
Other assets, net	370	(3,257)
Deferred retirement benefits	(2,555)	(2,920)

Total adjustments	(58,241)	(23,261)

Net cash provided by operating activities	109,527	106,649

Cash flows from investing activities:
Additions to property, plant and equipment	(29,466)	(15,653)
Additions to amortizable intangible assets	—	(240)
Additions to deferred turnaround costs	(316)	(2,810)
Proceeds from asset dispositions	75	2,484

Net cash used in investing activities	(29,707)	(16,219)

Cash flows from financing activities:
Net reductions on revolving credit facility	—	(24,000)
Dividends to stockholder	(92,058)	(31,008)
Principal reductions of long term debt	(1,210)	(854)

Net cash used in financing activities	(93,268)	(55,862)

Net (decrease) increase in cash and cash equivalents	(13,448)	34,568
Cash and cash equivalents, beginning of year	137,540	16,660

Cash and cash equivalents, end of period	$124,092	$51,228

Cash provided by (used in) working capital items:
Accounts receivable, net	$16,718	$(10,897)
Derivative asset/liability	(9,098)	(3,962)
Inventories, net	(70,241)	1,799
Prepaid expenses and other assets	(25,249)	(4,497)
Amounts due from affiliated companies, net	833	4,577
Accounts payable	17,218	(38,258)
Accrued liabilities	7,800	6,899
Income taxes payable	(17,941)	23,663
Sales, use, and fuel taxes payable	(926)	5,222

Total change	$(80,886)	$(15,454)

Cash paid during the period for:
Interest	$19,368	$20,088
Income taxes	$122,774	$38,034

Non-cash investing activities:
Property additions & capital leases	$1,693	$1,375

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries, United Biofuels, Inc. and Kiantone Pipeline Corporation (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2012.

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

At May 31, 2013, the Company had no derivative investments outstanding as part of its risk management strategy.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The fair value and balance sheet classification of our derivative instruments at May 31, 2013 and August 31, 2012 are as follows:

	May 31, 2013
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

During the three months ended May 31, 2013 and 2012, the Company recognized $0 and $1,957,000 of losses in its Consolidated Statements of Operations, respectively. For the nine months ended May 31, 2013 and 2012, the Company recognized $2,319,000 and $(37,495,000) of losses/(gains) in its Consolidated Statements of Operations, respectively.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Inventories consist of the following:

	May 31, 2013	August 31, 2012
	(in thousands)
Crude Oil	$48,177	$40,419
Petroleum Products	128,110	66,296

Total @ LIFO	176,287	106,715

Merchandise	24,122	23,707
Supplies	26,052	25,798

Total @ FIFO	50,174	49,505

Total Inventory	$226,461	$156,220

As of May 31, 2013 and August 31, 2012, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $78,579,000 and $77,727,000, respectively.

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

Condensed Consolidating Balance Sheets

(in thousands)

	May 31, 2013				August 31, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$110,751	$13,341	$—	$124,092	$122,219	$15,321	$—	$137,540
Accounts receivable, net	63,930	39,951	—	103,881	79,870	40,729	—	120,599
Inventories, net	197,196	29,265	—	226,461	127,469	28,751	—	156,220
Prepaid expenses and other assets	39,849	5,213	—	45,062	16,311	3,502	—	19,813
Deferred income taxes	—	—	—	—	(114)	1,162	—	1,048
Amounts due from affiliated companies	—	—	—	—	344	(255)	—	89
Intercompany	136,814	6,924	(143,738)	—	117,992	16,703	(134,695)	—

Total current assets	548,540	94,694	(143,738)	499,496	464,091	105,913	(134,695)	435,309
Property, plant and equipment, net	175,304	94,040	—	269,344	176,282	77,105	—	253,387
Deferred financing costs, net	7,217	—	—	7,217	8,471	—	—	8,471
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,084	—	1,084	—	1,164	—	1,164
Deferred turnaround costs & other assets	10,097	2,776	—	12,873	15,173	2,977	—	18,150
Investment in subsidiaries	15,302	—	(15,302)	—	17,018	—	(17,018)	—

	$756,460	$204,443	$(159,040)	$801,863	$681,035	$199,008	$(151,713)	$728,330

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$911	$711	$—	$1,622	$939	$379	$—	$1,318
Accounts payable	38,199	21,222	—	59,421	22,528	19,675	—	42,203
Derivative liability	—	—	—	—	9,098	—	—	9,098
Accrued liabilities	19,375	5,341	—	24,716	11,147	5,769	—	16,916
Income taxes payable	12,150	(1,160)	—	10,990	25,866	3,065	—	28,931
Sales, use and fuel taxes payable	16,657	4,309	—	20,966	17,622	4,270	—	21,892
Deferred income taxes	3,004	(1,161)	—	1,843	—	—	—	—
Amounts due to affiliated companies	—	744	—	744	—	—	—	—
Intercompany	—	143,738	(143,738)	—	—	134,695	(134,695)	—

Total current liabilities	90,296	173,744	(143,738)	120,302	87,200	167,853	(134,695)	120,358
Long term debt: less current installments	356,414	2,779	—	359,193	356,448	2,230	—	358,678
Deferred income taxes	5,435	9,916	—	15,351	5,753	9,269	—	15,022
Deferred retirement benefits	86,739	2,702	—	89,441	90,358	2,638	—	92,996

Total liabilities	538,884	189,141	(143,738)	584,287	539,759	181,990	(134,695)	587,054

Commitment and contingencies Stockholder’s equity
Common stock, $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	24,825	10,651	(10,651)	24,825	24,825	10,651	(10,651)	24,825
Retained earnings	211,698	6,260	(6,260)	211,698	135,988	8,123	(8,123)	135,988
Accumulated other comprehensive loss	(18,947)	(1,627)	1,627	(18,947)	(19,537)	(1,774)	1,774	(19,537)

Total stockholder’s equity	217,576	15,302	(15,302)	217,576	141,276	17,018	(17,018)	141,276

	$756,460	$204,443	$(159,040)	$801,863	$681,035	$199,008	$(151,713)	$728,330

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Operations

(in thousands)

	Three Months Ended May 31, 2013				Three Months Ended May 31, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$676,765	$437,885	$(231,130)	$883,520	$722,897	$458,135	$(245,234)	$935,798

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses on derivative contracts)	584,966	398,211	(231,130)	752,047	590,847	417,197	(245,234)	762,810
Losses on derivative contracts	—	—	—	—	1,957	—	—	1,957
Selling, general and administrative expenses	5,900	35,407	—	41,307	5,203	32,783	—	37,986
Depreciation and amortization expenses	4,813	1,665	—	6,478	4,590	1,542	—	6,132

	595,679	435,283	(231,130)	799,832	602,597	451,522	(245,234)	808,885

Operating income	81,086	2,602	—	83,688	120,300	6,613	—	126,913

Other income (expense):
Interest expense, net	(9,751)	(127)	—	(9,878)	(10,145)	(130)	—	(10,275)
Other, net	(895)	157	—	(738)	(1,234)	181	—	(1,053)
Equity in net income of subsidiaries	1,666	—	(1,666)	—	3,985	—	(3,985)	—

	(8,980)	30	(1,666)	(10,616)	(7,394)	51	(3,985)	(11,328)

Income before income tax expense	72,106	2,632	(1,666)	73,072	112,906	6,664	(3,985)	115,585
Income tax expense	27,547	966	—	28,513	44,805	2,679	—	47,484

Net income	$44,559	$1,666	$(1,666)	$44,559	$68,101	$3,985	$(3,985)	$68,101

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Operations

(in thousands)

	Nine Months Ended May 31, 2013				Nine Months Ended May 31, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$2,113,470	$1,272,938	$(675,717)	$2,710,691	$2,122,791	$1,280,800	$(674,918)	$2,728,673

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses/(gains) on derivative contracts)	1,768,975	1,166,063	(675,717)	2,259,321	1,880,948	1,172,032	(674,918)	2,378,062
Losses/(gains) on derivative contracts	2,319	—	—	2,319	(37,495)	—	—	(37,495)
Selling, general and administrative expenses	18,384	104,433	—	122,817	17,294	99,279	—	116,573
Depreciation and amortization expenses	14,887	5,013	—	19,900	13,411	4,658	—	18,069

	1,804,565	1,275,509	(675,717)	2,404,357	1,874,158	1,275,969	(674,918)	2,475,209

Operating income (loss)	308,905	(2,571)	—	306,334	248,633	4,831	—	253,464

Other income (expense):
Interest expense, net	(28,584)	(374)	—	(28,958)	(30,427)	(361)	—	(30,788)
Other, net	(2,805)	479	—	(2,326)	(2,963)	630	—	(2,333)
Equity in net loss of subsidiaries	(1,863)	—	1,863	—	2,893	—	(2,893)	—

	(33,252)	105	1,863	(31,284)	(30,497)	269	(2,893)	(33,121)

Income (loss) before income tax expense (benefit)	275,653	(2,466)	1,863	275,050	218,136	5,100	(2,893)	220,343
Income tax expense (benefit)	107,885	(603)	—	107,282	88,226	2,207	—	90,433

Net income (loss)	$167,768	$(1,863)	$1,863	$167,768	$129,910	$2,893	$(2,893)	$129,910

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(in thousands)

	Nine Months Ended May 31, 2013				Nine Months Ended May 31, 2012
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$90,216	$19,311	$—	$109,527	$100,173	$6,476	$—	$106,649

Cash flows from investing activities:
Additions to property, plant and equipment	(8,641)	(20,825)	—	(29,466)	(8,106)	(7,547)	—	(15,653)
Additions to amortizable intangible assets	—	—	—	—	—	(240)	—	(240)
Additions to deferred turnaround costs	(268)	(48)	—	(316)	(1,325)	(1,485)	—	(2,810)
Proceeds from asset dispositions	65	10	—	75	40	2,444	—	2,484

Net cash used in investing activities	(8,844)	(20,863)	—	(29,707)	(9,391)	(6,828)	—	(16,219)

Cash flows from financing activities:
Net reductions on revolving credit facility	—	—	—	—	(24,000)	—	—	(24,000)
Dividends to stockholder	(92,058)	—	—	(92,058)	(31,008)	—	—	(31,008)
Principal reductions of long-term debt	(782)	(428)	—	(1,210)	(587)	(267)	—	(854)

Net cash used in financing activities	(92,840)	(428)	—	(93,268)	(55,595)	(267)	—	(55,862)

Net (decrease) increase in cash and cash equivalents	(11,468)	(1,980)	—	(13,448)	35,187	(619)	—	34,568
Cash and cash equivalents, beginning of year	122,219	15,321	—	137,540	5,927	10,733	—	16,660

Cash and cash equivalents, end of period	$110,751	$13,341	$—	$124,092	$41,114	$10,114	$—	$51,228

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Net Sales
Retail	$436,697	$457,005	$1,269,271	$1,277,162
Wholesale	446,823	478,793	1,441,420	1,451,511

	$883,520	$935,798	$2,710,691	$2,728,673

Intersegment Sales
Wholesale	$229,942	$244,104	$672,050	$671,280

Operating Income (Loss)
Retail	$2,678	$6,514	$(1,985)	$4,698
Wholesale	81,010	120,399	308,319	248,766

	$83,688	$126,913	$306,334	$253,464

Depreciation and Amortization
Retail	$1,453	$1,385	$4,378	$4,183
Wholesale	5,025	4,747	15,522	13,886

	$6,478	$6,132	$19,900	$18,069

Capital Expenditures (including non-cash)
Retail	$1,789	$3,273	$10,538	$6,773
Wholesale	14,110	3,050	20,621	10,255

	$15,899	$6,323	$31,159	$17,028

	May 31, 2013	August 31, 2012
Total Assets
Retail	$175,632	$169,935
Wholesale	626,231	558,395

	$801,863	$728,330

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.	Employee Benefit Plans

For the periods ended May 31, 2013 and 2012, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits
	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
	(in thousands)
Service cost	$163	$215	$491	$978
Interest cost on benefit obligation	1,280	914	3,845	4,904
Expected return on plan assets	(1,463)	(860)	(4,395)	(4,582)
Amortization and deferral of net loss	335	124	1,005	549

Net periodic benefit cost	$315	$393	$946	$1,849

	Other Post-Retirement Benefits
	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
	(in thousands)
Service cost	$235	$249	$708	$866
Interest cost on benefit obligation	471	543	1,418	1,886
Amortization and deferral of net loss	31	(149)	93	(515)

Net periodic benefit cost	$737	$643	$2,219	$2,237

As of May 31, 2013, $4,248,000 of contributions has been made to the Company pension plans for the fiscal year ending August 31, 2013.

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

The carrying values of all financial instruments classified as a current asset or a current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The fair value exceeded the carrying value of the long term debt at May 31, 2013 and August 31, 2012 by $48,302,000 and $20,804,000, respectively.

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

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal 2013. The lagged 3-2-1 crackspread is measured by the difference between the prices of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month. The Company uses a lagged crackspread as a margin indicator as it reflects the margin during the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the third quarter of fiscal 2013 was $29.28. Through July 5, 2013 the indicated lagged crackspread for the fourth quarter ending August 31, 2013 was $23.55, a $5.73 decrease from the average for the third quarter of fiscal 2013.

The Company and its lenders recently agreed on the terms of an amendment to the existing capital line of credit in the amount of $175,000,000 (including temporary availability up to $225,000,000). Effective June 18, 2013, the annual Commitment Fee is reduced to .25% and the Letter of Credit Fee, Revolving Credit Base Rate Spread and Revolving Credit Spread have been reduced as described in Amendment No. 1 to Amended and Restated Credit Agreement (the “Amendment”) dated as of June 18, 2013 attached hereto as Exhibit 10.8. The effect of these changes reduces the cost of future borrowing compared with the original terms of the Credit Agreement dated May 18, 2011. In addition, the Amendment extends the term of the Credit Agreement with the lenders to November 29, 2017 from an original expiration date of May 8, 2016. The Amendment also contains additional terms and conditions primarily of a regulatory, administrative and operational nature.

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

Retail Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
	(dollars in thousands)
Net Sales
Petroleum	$367,088	$386,768	$1,069,721	$1,075,015
Merchandise and other	69,609	70,237	199,550	202,147

Total Net Sales	436,697	457,005	1,269,271	1,277,162
Costs of goods sold	397,270	416,432	1,162,774	1,169,340
Selling, general and administrative expenses	35,296	32,674	104,104	98,941
Depreciation and amortization expenses	1,453	1,385	4,378	4,183

Segment Operating Gain (Loss)	$2,678	$6,514	$(1,985)	$4,698

Retail Operating Data:
Petroleum sales (thousands of gallons)	99,455	98,765	285,329	290,635
Petroleum margin (a)	$21,969	$22,946	$56,037	$56,964
Petroleum margin ($/gallon) (b)	.2209	.2323	.1964	.1960
Merchandise and other margins	$17,456	$17,625	$50,460	$50,858
Merchandise margin (percent of sales)	25.1%	25.1%	25.3%	25.2%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended May 31, 2013 and 2012

Net Sales

Retail sales decreased during the fiscal quarter ended May 31, 2013 by $20.3 million or 4.4% from the comparable period in fiscal 2012 from $457.0 million to $436.7 million. The decrease was primarily due to $19.7 million in petroleum sales and $.6 million in merchandise sales. The petroleum sales decrease resulted from a 5.7% decrease in retail selling prices per gallon offset by a .7 million gallon or a .7% increase in retail petroleum volume.

Costs of Goods Sold

Retail costs of goods sold decreased during the fiscal quarter ended May 31, 2013 by $19.1 million or 4.6% from the comparable period in fiscal 2012 from $416.4 million to $397.3 million. The decrease was primarily due to $19.4 million in petroleum purchase prices and merchandise cost of $.5 million, offset by an increase in freight cost of $.2 million and fuel tax of $.5 million.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses increased during the fiscal quarter ended May 31, 2013 by $2.6 million or 8.0% from the comparable period in fiscal 2012 from $32.7 million to $35.3 million. This increase was primarily due to maintenance costs of $.3 million, credit/customer service costs of $.1 million, pension/post-retirement costs of $.2 million and a gain on the sale of fixed assets in fiscal 2012 that reduced SG&A during that period.

Comparison of Nine Months Ended May 31, 2013 and 2012

Net Sales

Retail sales decreased during the nine months ended May 31, 2013 by $7.9 million or .6% for the comparable period in fiscal 2012 from $1,277.2 million to $1,269.3 million. The decrease was primarily due to $5.3 million in petroleum sales, and $2.6 million in merchandise sales. The petroleum sales decrease resulted from a 5.3 million gallon or 1.8% decrease in sales volume offset by a 1.4% increase in retail selling prices per gallon.

Costs of Goods Sold

Retail costs of goods sold decreased during the nine months ended May 31, 2013 by $6.5 million or .6% for the comparable period in fiscal 2012 from $1,169.3 million to $1,162.8 million. The decrease was primarily due to $3.8 million in petroleum purchase prices, merchandise costs of $2.2 million and freight costs of $1.3 million offset by an increase in fuel taxes of $.7 million.

Selling, General and Administrative Expenses

Retail SG&A expenses increased during the nine months ended May 31, 2013 by $5.2 million or 5.2% for the comparable period in fiscal 2012 from $98.9 million to $104.1 million. The increase was due to payroll costs of $.7 million, credit/customer service costs of $.6 million, environmental costs of $.6 million, supply costs of $.2 million, maintenance costs of $.7 million, pension/post-retirement costs of $.5 million and a gain on the sale of fixed assets in fiscal 2012 that reduced SG&A during that period.

Wholesale Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
	(dollars in thousands)
Net Sales (a)	$446,823	$478,793	$1,441,420	$1,451,511
Costs of goods sold (exclusive of depreciation and amortization and losses /(gains) on derivative contracts)	354,777	346,378	1,096,547	1,208,722
Losses / (gains) on derivative contracts	—	1,957	2,319	(37,495)
Selling, general and administrative expenses	6,011	5,312	18,713	17,632
Depreciation and amortization expenses	5,025	4,747	15,522	13,886

Segment Operating Income	$81,010	$120,399	$308,319	$248,766

Key Wholesale Operating Statistics:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	2,311	2,294	7,575	7,568
Distillates	1,310	1,210	4,137	4,127
Asphalt	1,754	1,648	5,468	5,372
Butane, propane, residual products, internally produced fuel and other (“Other”)	736	780	1,817	1,727

Total Product Yield	6,111	5,932	18,997	18,794

% Heavy Crude Oil of Total Refinery Throughput (b)	60%	61%	60%	60%
Crude throughput (thousand barrels per day)	61.9	59.0	64.7	63.8

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,469	1,455	4,670	4,627
Distillates	1,048	1,056	3,389	3,291
Asphalt	1,659	1,568	4,987	5,190
Other	208	188	577	559

Total Product Sales Volume	4,384	4,267	13,623	13,667

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$174,109	$183,785	$564,086	$549,574
Distillates	132,926	139,001	450,433	428,119
Asphalt	128,673	143,461	395,088	438,572
Other	11,115	12,546	31,813	35,246

Total Product Sales	$446,823	$478,793	$1,441,420	$1,451,511

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended May 31, 2013 and 2012

Net Sales

Wholesale sales decreased during the three months ended May 31, 2013 by $32.0 million or 6.7% from the comparable period in fiscal 2012 from $478.8 million to $446.8 million. The decrease was due to a 6.7% decrease in wholesale prices offset by a 2.7% increase in wholesale volumes.

Costs of Goods Sold (exclusive of depreciation and amortization and losses/(gains) on derivative contracts)

Wholesale costs of goods sold increased during the three months ended May 31, 2013 by $8.4 million or 2.4% from the comparable period in fiscal 2012 from $346.4 million to $354.8 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in cost and volume of raw materials.

Losses / (Gains) on Derivative Contracts

During the three months ended May 31, 2013 and 2012, the Company recognized $0 million and $2.0 million of losses in its Consolidated Statements of Operations, respectively. See also Footnote 2 to the Company’s Consolidated Financial Statements.

Selling, General and Administrative Expenses

Wholesale SG&A expenses increased during the three months ended May 31, 2013 by $.7 million or 13.2% from the comparable period in fiscal 2012 from $5.3 million or 1.1% of net wholesale sales to $6.0 million or 1.3% of net wholesale sales. The increase was primarily due to payroll costs and professional services.

Comparison of Nine Months Ended May 31, 2013 and 2012

Net Sales

Wholesale sales decreased during the nine months ended May 31, 2013 by $10.1 million or .7% from the comparable period in fiscal 2012 from $1,451.5 million to $1,441.4 million. The decrease was due to a .3% decrease in wholesale prices and volumes.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold decreased during the nine months ended May 31, 2013 by $112.2 million or 9.3% for the comparable period in fiscal 2012 from $1,208.7 million to $1,096.5 million. The decrease in wholesale costs of goods sold was primarily due to a decrease in the cost of raw materials and volumes.

Losses / (Gains) on Derivative Contracts

For the nine months ended May 31, 2013, the Company recognized $2.3 million and $(37.5) million of losses/(gains) in its Consolidated Statements of Operations, respectively. See also Footnote 2 to the Company’s Consolidated Financial Statements.

Selling, General and Administrative Expenses

Wholesale SG&A expenses increased during the nine months ended May 31, 2013 by $1.1 million or 6.1% from the comparable period in fiscal 2012 from $17.6 million or 1.2% of net wholesale sales to $18.7 or 1.3% of net wholesale sales. The increase was primarily due to payroll costs and professional services.

Consolidated Expenses:

Interest Expense, net

Net interest expense for the three months ended May 31, 2013 and fiscal 2012 remained relatively consistent at $9.9 million.

Net interest expense for the nine months ended May 31, 2013 decreased $.3 million or 5% from the comparable period in fiscal 2012 from $29.3 million to $29.0 million.

Income Tax Expense

The Company’s effective tax rate for both the three and nine months ended May 31, 2013 and 2012 was approximately 39% and 41%, respectively. This change is primarily due to the recognition of permanent book to tax adjustments.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

May 31, 2013
Cash and cash equivalents	$124,092
Working capital	$379,194
Current ratio	4.2
Debt	$360,815

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

Nine Months Ended May 31, 2013
(in millions)
Significant uses of cash
Investing activities:
Additions to deferred turnaround cost	$(.3)
Property, plant and equipment
Purchase of United Biofuels Assets	(10.1)
Other general capital items (tank repairs, refinery piping, etc)	(4.9)
Retail maintenance (blacktop, roof, HVAC, rehab)	(4.0)
Retail purchase	(2.7)
Non refinery capital equipment	(2.3)
Environmental	(2.1)
New 300 thousand barrel crude tank	(1.2)
Natural gasoline/ethanol/truck unloading	(1.2)
Retail petroleum upgrade	(.9)

Total property, plant and equipment	(29.4)

Net cash used in investing activities	(29.7)

Financing activities:
Dividend to stockholder	$(92.1)
Principal reductions of long term debt	(1.2)

Net cash used in financing activities	$(93.3)

Working capital items:
Accounts payable increase	$17.2
Accounts receivable decrease	16.7
Accrued liabilities increase	7.8
Amounts due from affiliated companies, net	.8
Increase in inventory	(70.2)
Prepaid expense increase	(25.3)
Income taxes payable decrease	(17.9)
Derivative asset/liability	(9.1)
Sales, use and fuel taxes payable decrease	(.9)

Cash provided by working capital items	$(80.9)

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

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Amended and Restated Revolving Credit Facility of $175,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on May 18, 2016. Under the Amended and Restated Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate or the Federal Funds Open Rate plus 1.5%; or the Daily LIBOR rate plus 3%; plus an applicable margin of 0% to .5%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.75% to 3.25%. The Agent Bank’s prime rate at May 31, 2013 was 3.25%.

The Amended and Restated Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $6.5 million as of May 31, 2013 and there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility resulting in net availability of $168.5 million. As of July 15, 2013, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility and there were standby letters of credit in the amount of $6.5 million, resulting in a net availability of $168.5 million and the Company had full access to it. The Company’s working capital ratio was 4.2 as of May 31, 2013.

The Company and its lenders recently agreed on the terms of an amendment to the existing capital line of credit in the amount of $175,000,000 (including temporary availability up to $225,000,000). Effective June 18, 2013, the annual Commitment Fee is reduced to .25% and the Letter of Credit Fee, Revolving Credit Base Rate Spread and Revolving Credit Spread have been reduced as described in Amendment No. 1 to Amended and Restated Credit Agreement (the “Amendment”) dated as of June 18, 2013 attached hereto as Exhibit 10.8. The effect of these changes reduces the cost of future borrowing compared with the original terms of the Credit Agreement dated May 18, 2011. In addition, the Amendment extends the term of the Credit Agreement with the lenders to November 29, 2017 from an original expiration date of May 8, 2016. The Amendment also contains additional terms and conditions primarily of a regulatory, administrative and operational nature.

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

The Company uses its Amended and Restated Revolving Credit Facility to finance a portion of its operations. This on-balance sheet financial instrument, to the extent it provides for variable rates, exposes the Company to interest rate risk resulting from changes in the Agent Bank’s Prime rate, the Federal Funds or LIBOR rate. As of July 15, 2013, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility.

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

At the quarter ended May 31, 2013, the Company had no derivative investments outstanding as part of its risk management strategy. See also Footnote 2 to the Company’s Consolidated Financial Statements.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Exhibit 10.1

Amended and Restated Credit Agreement, dated June 18, 2013, by and among United Refining Company, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation, Country Fair, Inc., the lenders party thereto, PNC Bank, National Association, as Administrative Agent, Bank of America, N.A., as Documentation Agent, Manufacturers and Traders Trust Company and Bank Leumi, USA.

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

Date: July 15, 2013

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2013

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2013

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2013

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2013

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2013

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2013

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2013

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2013

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2013

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2013

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2013

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2013

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President Finance