Form 10-Q
period 2013-11-30
UNITED REFINING CO; VULCAN ASPHALT REFINING CORP; BELL OIL CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; KWIK FILL CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KIANTONE PIPELINE CORP; PPC INC; COUNTRY FAIR INC
filed 2014-01-14
CIK 101462, 1045546, 1045543, 1045547, 1045541, 1040270, 1045539, 830253, 1045544, 1171162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 14, 2014, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	November 30, 2013 (Unaudited)	August 31, 2013
Assets
Current:
Cash and cash equivalents	$119,389	$158,537
Accounts receivable, net	103,032	125,196
Refundable income taxes	20,890	20,890
Inventories, net	185,032	130,966
Prepaid expenses and other assets	41,761	42,093
Amounts due from affiliated companies, net	495	—

Total current assets	470,599	477,682
Property, plant and equipment, net	295,406	289,132
Deferred financing costs, net	4,496	4,803
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,031	1,057
Deferred turnaround costs and other assets, net	10,188	11,772

	$793,569	$796,295

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,861	$1,592
Accounts payable	57,750	54,170
Accrued liabilities	24,235	18,715
Income taxes payable	6,650	8,587
Sales, use and fuel taxes payable	17,020	19,247
Deferred income taxes	365	365
Amounts due to affiliated companies, net	—	434

Total current liabilities	107,881	103,110
Long term debt: less current installments	238,325	237,114
Deferred income taxes	28,859	29,193
Deferred retirement benefits	67,387	69,675

Total liabilities	442,452	439,092

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Series A Preferred stock; $1,000 par value per share – shares authorized 25,000; issued and outstanding 14,116	14,116	14,116
Additional paid-in capital	157,251	159,844
Retained earnings	187,012	190,333
Accumulated other comprehensive loss	(7,262)	(7,090)

Total stockholder’s equity	351,117	357,203

	$793,569	$796,295

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operation – (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2013	2012
Net sales	$891,715	$957,062

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses on derivative contracts)	838,165	798,885
Losses on derivative contracts	—	2,684
Selling, general and administrative expenses	41,146	40,814
Depreciation and amortization expenses	6,990	6,856

	886,301	849,239

Operating income	5,414	107,823

Other income (expense):
Interest expense, net	(6,534)	(9,152)
Other, net	(664)	(889)

	(7,198)	(10,041)

(Loss) income before income tax expense	(1,784)	97,782
Income tax (benefit) expense	(697)	38,135

Net (loss) income	$(1,087)	$59,647

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) – (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2013	2012
Net (loss) income	$(1,087)	$59,647
Other comprehensive (loss) income, net of taxes:
Unrecognized post retirement (costs) income, net of taxes of $(119) and $137 for the three months ended November 30, 2013 and 2012, respectively	(172)	197

Other comprehensive (loss) income	(172)	197

Total comprehensive (loss) income	$(1,259)	$59,844

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(1,087)	$59,647
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,564	6,843
Unrealized gain on derivative contracts	—	(5,120)
Deferred income taxes	(215)	983
Loss on asset disposition	5	—
Cash (used in) provided by working capital items	(27,563)	22,327
Change in operating assets and liabilities:
Other assets, net	169	170
Deferred retirement benefits	(2,579)	(1,989)

Total adjustments	(22,619)	23,214

Net cash (used in) provided by operating activities	(23,706)	82,861

Cash flows from investing activities:
Additions to property, plant and equipment	(11,114)	(5,721)
Additions to deferred turnaround costs	(511)	(42)
Proceeds from asset dispositions	38	—

Net cash used in investing activities	(11,587)	(5,763)

Cash flows from financing activities:
Dividends to preferred shareholder and stockholder	(2,234)	(30,453)
Proceeds from issuance of long-term debt	1,426	—
Principal reductions of long-term debt	(454)	(354)
Distribution to parent under the tax sharing agreement	(2,593)	—

Net cash used in financing activities	(3,855)	(30,807)

Net (decrease) increase in cash and cash equivalents	(39,148)	46,291
Cash and cash equivalents, beginning of year	158,537	137,540

Cash and cash equivalents, end of period	$119,389	$183,831

Cash (used in) provided by working capital items:
Accounts receivable, net	$22,164	$18,790
Inventories, net	(54,066)	(5,201)
Prepaid expenses and other assets	332	(29,746)
Amounts due from/due to affiliated companies, net	(929)	(725)
Accounts payable	3,580	7,441
Derivative liability	—	1,052
Accrued liabilities	5,520	8,255
Income taxes payable	(1,937)	25,541
Sales, use, and fuel taxes payable	(2,227)	(3,080)

Total change	$(27,563)	$22,327

Cash paid during the period for:
Interest	$156	$66
Income taxes	$1,455	$11,803

Non-cash investing activities:
Property additions & capital leases	$241	$748

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2013.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Inventories consist of the following:

	November 30, 2013	August 31, 2013
	(in thousands)
Crude Oil	$32,295	$21,344
Petroleum Products	101,917	60,094

Total @ LIFO	134,212	81,438

Merchandise	25,014	24,002
Supplies	25,806	25,526

Total @ FIFO	50,820	49,528

Total Inventory	$185,032	$130,966

As of November 30, 2013 and August 31, 2013, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $94,765,000 and $108,984,000, respectively.

3.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended November 30,
	2013	2012
Net Sales
Retail	$413,728	$436,347
Wholesale	477,987	520,715

	$891,715	$957,062

Intersegment Sales
Wholesale	$213,701	$229,019

Operating Income
Retail	$1,385	$3,990
Wholesale	4,029	103,833

	$5,414	$107,823

Depreciation and Amortization
Retail	$1,561	$1,457
Wholesale	5,429	5,399

	$6,990	$6,856

Capital Expenditures (including non-cash)
Retail	$3,078	$2,886
Wholesale	8,277	3,583

	$11,355	$6,469

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	November 30, 2013	August 31, 2013
Total Assets
Retail	$184,054	$182,662
Wholesale	609,515	613,633

	$793,569	$796,295

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Subsidiary Guarantors

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

Condensed Consolidating Balance Sheets

(in thousands)

	November 30, 2013				August 31, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$103,148	$16,241	$—	$119,389	$141,386	$17,151	$—	$158,537
Accounts receivable, net	66,213	36,819	—	103,032	83,800	41,396	—	125,196
Refundable income taxes	20,890	—	—	20,890	21,944	(1,054)	—	20,890
Inventories, net	153,285	31,747	—	185,032	101,891	29,075	—	130,966
Prepaid expenses and other assets	35,959	5,802	—	41,761	37,860	4,233	—	42,093
Amounts due from affiliated companies, net	763	(268)	—	495	—	—	—	—
Intercompany	136,279	5,398	(141,677)	—	133,159	6,545	(139,704)	—

Total current assets	516,537	95,739	(141,677)	470,599	520,040	97,346	(139,704)	477,682
Property, plant and equipment, net	182,823	112,583	—	295,406	179,326	109,806	—	289,132
Deferred financing costs, net	4,496	—	—	4,496	4,803	—	—	4,803
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,031	—	1,031	—	1,057	—	1,057
Deferred turnaround costs & other assets	7,475	2,713	—	10,188	9,055	2,717	—	11,772
Investment in subsidiaries	28,203	—	(28,203)	—	27,503	—	(27,503)	—

	$739,534	$223,915	$(169,880)	$793,569	$740,727	$222,775	$(167,207)	$796,295

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$799	$1,062	$—	$1,861	$836	$756	—	1,592
Accounts payable	37,186	20,564	—	57,750	31,625	22,545	—	54,170
Accrued liabilities	17,432	6,803	—	24,235	12,399	6,316	—	18,715
Income taxes payable	6,160	490	—	6,650	8,242	345	—	8,587
Sales, use and fuel taxes payable	13,398	3,622	—	17,020	14,933	4,314	—	19,247
Deferred income taxes	1,734	(1,369)	—	365	1,734	(1,369)	—	365
Amounts due to affiliated companies, net	—	—	—	—	(169)	603	—	434
Intercompany	—	141,677	(141,677)	—	—	139,704	(139,704)	—

Total current liabilities	76,709	172,849	(141,677)	107,881	69,600	173,214	(139,704)	103,110
Long term debt: less current installments	232,493	5,832	—	238,325	232,180	4,934	—	237,114
Deferred income taxes	13,941	14,918	—	28,859	14,325	14,868	—	29,193
Deferred retirement benefits	65,274	2,113	—	67,387	67,419	2,256	—	69,675

Total liabilities	388,417	195,712	(141,677)	442,452	383,524	195,272	(139,704)	439,092

Commitment and contingencies
Stockholder’s equity
Common stock; $.10 par value per share –shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Preferred stock; $1,000 par value share – shares authorized 25,000; issued and outstanding 14,116	14,116	—	—	14,116	14,116	—	—	14,116
Additional paid-in capital	157,251	16,626	(16,626)	157,251	159,844	16,626	(16,626)	159,844
Retained earnings	187,012	12,919	(12,919)	187,012	190,333	12,253	(12,253)	190,333
Accumulated other comprehensive loss	(7,262)	(1,360)	1,360	(7,262)	(7,090)	(1,394)	1,394	(7,090)

Total stockholder’s equity	351,117	28,203	(28,203)	351,117	357,203	27,503	(27,503)	357,203

	$739,534	$223,915	$(169,880)	$793,569	$740,727	$222,775	$(167,207)	$796,295

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Operations

(in thousands)

	Three Months Ended November 30, 2013				Three Months Ended November 30, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$691,688	$415,006	$(214,979)	$891,715	$749,734	$437,568	$(230,240)	$957,062

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses on derivative contracts)	675,725	377,419	(214,979)	838,165	631,836	397,289	(230,240)	798,885
Losses on derivative contracts	—	—	—	—	2,684	—	—	2,684
Selling, general and administrative expenses	6,531	34,615	—	41,146	5,913	34,901	—	40,814
Depreciation and amortization expenses	5,173	1,817	—	6,990	5,187	1,669	—	6,856

	687,429	413,851	—	886,301	645,620	433,859	(230,240)	849,239

Operating income	4,259	1,155	—	5,414	104,114	3,709	—	107,823

Other income (expense):
Interest expense, net	(6,298)	(236)	—	(6,534)	(9,030)	(122)	—	(9,152)
Other, net	(848)	184	—	(664)	(1,068)	179	—	(889)
Equity in net income of subsidiaries	666	—	(666)	—	2,321	—	(2,321)	—

	(6,480)	(52)	(666)	(7,198)	(7,777)	57	(2,321)	(10,041)

(Loss) income before income tax (benefit) expense	(2,221)	1,103	(666)	(1,784)	96,337	3,766	(2,321)	97,782
Income tax (benefit) expense	(1,134)	437	—	(697)	36,690	1,445	—	38,135

Net (loss) income	$(1,087)	$666	$(666)	$(1,087)	$59,647	$2,321	$(2,321)	$59,647

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(in thousands)

	Three Months Ended November 30, 2013				Three Months Ended November 30, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company and Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company and Subsidiaries
Net cash (used in) provided by operating activities	$(26,209)	$2,503	$—	$(23,706)	$84,159	$(1,298)	$—	$82,861

Cash flows from investing activities:
Additions to property, plant and equipment	(6,607)	(4,507)	—	(11,114)	(2,534)	(3,187)	—	(5,721)
Additions to deferred turnaround costs	(401)	(110)	—	(511)	(17)	(25)	—	(42)
Proceeds from asset dispositions	38	—	—	38	—	—	—	—

Net cash used in investing activities	(6,970)	(4,617)	—	(11,587)	(2,551)	(3,212)	—	(5,763)

Cash flows from financing activities:
Dividends to preferred shareholder and stockholder	(2,234)	—	—	(2,234)	(30,453)	—	—	(30,453)
Proceeds from issuance of long-term debt	—	1,426	—	1,426	—	—	—	—
Principal reductions of long-term debt	(232)	(222)	—	(454)	(247)	(107)	—	(354)
Distribution to parent under the tax sharing agreement	(2,593)	—	—	(2,593)	—	—	—	—

Net cash used in financing activities	(5,059)	1,204	—	(3,855)	(30,700)	(107)	—	(30,807)

Net (decrease) increase in cash and cash equivalents	(38,238)	(910)	—	(39,148)	50,908	(4,617)	—	46,291
Cash and cash equivalents, beginning of year	141,386	17,151	—	158,537	122,219	15,321	—	137,540

Cash and cash equivalents, end of period	$103,148	$16,241	$—	$119,389	$173,127	$10,704	$—	$183,831

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.	Employee Benefit Plans

For the periods ended November 30, 2013 and 2012, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended November 30,		Three Months Ended November 30,
	2013	2012	2013	2012
	(in thousands)
Service cost	$149	$164	$194	$238
Interest cost on benefit obligation	1,311	1,286	518	476
Expected return on plan assets	(1,403)	(1,470)	—	—
Amortization and deferral of net loss	175	335	(465)	31

Net periodic benefit cost	$232	$315	$247	$745

As of November 30, 2013, $2,403,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2014.

The Company accrues post-retirement benefits other than pensions, during the years that the employees render the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents.

6.	Fair Value Measurements

The carrying values of all financial instruments classified as a current asset or a current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The fair value exceeded the carrying value of the long term debt at November 30, 2013 and August 31, 2013 by $31,934,000 and $26,642,000, respectively.

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

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal 2014. The lagged 3-2-1 crackspread is measured by the difference between the prices of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month. The Company uses a lagged crackspread as a margin indicator as it reflects the margin during the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the first quarter of fiscal 2014 was $12.09. Through December 31, 2013 the indicated lagged crackspread for the second quarter ending February 28, 2014 was $23.47, an $11.38 increase from the average for the first quarter of fiscal 2014.

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

Retail Operations:

	Three Months Ended November 30,
	2013	2012
	(dollars in thousands)
Net Sales
Petroleum	$345,712	$368,786
Merchandise and other	68,016	67,561

Total Net Sales	413,728	436,347
Costs of goods sold	376,277	396,114
Selling, general and administrative expenses	34,505	34,786
Depreciation and amortization expenses	1,561	1,457

Segment Operating Income	$1,385	$3,990

Retail Operating Data:
Petroleum sales (thousands of gallons)	97,473	95,046
Petroleum margin (a)	$20,392	$23,199
Petroleum margin ($/gallon) (b)	.2092	.2441
Merchandise and other margins	$17,058	$17,033
Merchandise margin (percent of sales)	25%	25%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended November 30, 2013 and 2012

Net Sales

Retail sales decreased during the fiscal quarter ended November 30, 2013 by $22.6 million or 5.2% from the comparable period in fiscal 2013 from $436.3 million to $413.7 million. The decrease was primarily due to $23.1 million in petroleum sales offset by an increase of $.5 million in merchandise sales. The petroleum sales decrease resulted from an 8.6% decrease in retail selling prices per gallon offset by a 2.4 million gallon or a 2.6% increase in retail petroleum volume.

Costs of Goods Sold

Retail costs of goods sold decreased during the fiscal quarter ended November 30, 2013 by $19.8 million or 5.0% from the comparable period in fiscal 2013 from $396.1 million to $376.3 million. The decrease was primarily due to $18.7 million in petroleum purchase prices and freight cost of $2.9 million, offset by an increase in merchandise cost of $.4 million and fuel tax of $1.4 million.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses remained relatively consistent during fiscal 2014 to the comparable period in fiscal 2013.

Wholesale Operations:

	Three Months Ended November 30,
	2013	2012
	(dollars in thousands)
Net Sales (a)	$477,987	$520,715
Costs of goods sold (exclusive of depreciation, amortization and losses on derivative contracts)	461,888	402,771
Losses on derivate contracts	—	2,684
Selling, general and administrative expenses	6,641	6,028
Depreciation and amortization expenses	5,429	5,399

Segment Operating Income	$4,029	$103,833

Key Wholesale Operating Statistics:

	Three Months Ended November 30,
	2013	2012
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	2,712	2,564
Distillates	1,401	1,422
Asphalt	1,990	1,808
Butane, propane, residual products, internally produced fuel and other (“Other”)	548	530

Total Product Yield	6,651	6,324

% Heavy Crude Oil of Total Refinery Throughput (b)	62%	59%
Crude throughput (thousand barrels per day)	67.2	64.6

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,451	1,587
Distillates	1,076	1,181
Asphalt	1,930	1,773
Other	267	205

Total Product Sales Volume	4,724	4,746

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$162,894	$197,526
Distillates	140,281	162,392
Asphalt	158,409	149,387
Other	16,403	11,410

Total Product Sales	$477,987	$520,715

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended November 30, 2013 and 2012

Net Sales

Wholesale sales decreased during the three months ended November 30, 2013 by $42.7 million or 8.2% from the comparable period in fiscal 2013 from $520.7 million to $478.0 million. The decrease was due to a 7.8% decrease in wholesale prices and a .5% decrease in wholesale volumes.

Costs of Goods Sold (exclusive of depreciation and amortization and losses on derivative contracts)

Wholesale costs of goods sold increased during the three months ended November 30, 2013 by $59.1 million or 14.7% from the comparable period in fiscal 2013 from $402.8 million to $461.9 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in cost and volume of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses increased during the three months ended November 30, 2013 by $.6 million or 10.2% from the comparable period in fiscal 2013 from $6.0 million or 1.2% of net wholesale sales to $6.6 million or 1.4% of net wholesale sales. The increase was primarily due to payroll costs and professional services.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) decreased during the three months ended November 30, 2013 by $2.6 million for the comparable period for fiscal 2013 from $9.1 million to $6.5 million. The decrease was due to the partial redemption of 10.500% First Priority Senior Secured Notes due 2018.

Income Tax Expense

The Company’s effective tax rate for the three months ended November 30, 2013 and 2012 remained approximately 39%.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

November 30, 2013
Cash and cash equivalents	$119,389
Working capital	$362,718
Current ratio	4.4
Debt	$240,186

Primary sources of liquidity have been cash and cash equivalents, and borrowing availability under our revolving credit facility (the “Amended and Restated Revolving Credit Facility”) with PNC Bank, N.A. as Administrator (the “Agent Bank”). We believe available capital resources are adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets.

Significant Uses of Cash

The changes in cash for the three months ended November 30, 2013 were as follows. The cash used in working capital is shown below:

Three Months Ended November 30, 2013
(in millions)
Cash used in working capital items:
Accounts receivable decrease	$22.2
Accrued liabilities increase	5.5
Accounts payable increase	3.6
Prepaid expense increase	.3
Increase in inventory	(54.1)
Sales, use and fuel taxes payable decrease	(2.2)
Income taxes payable decrease	(1.9)
Amounts due from affiliated companies, net	(.9)

Total change	$(27.5)

The decrease of available cash on hand of $39.1 million, including the $1.4 million of net cash received from lease proceeds was used mainly to:

•	Fund operating activities used in working capital items of $27.5 million

•	Fund capital expenditures and deferred turnaround costs of $11.6 million

•	Make a distribution to parent under tax sharing agreement of $2.6 million

•	Pay preferred shareholder dividends of $2.2 million

•	Make scheduled long-term debt repayments of $.5 million

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $6.0 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in these maintenance and non-discretionary capital expenditures during fiscal year 2014 at this time.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Amended and Restated Revolving Credit Facility of $175,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on May 18, 2016. Under the Amended and Restated Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate or the Federal Funds Open Rate plus 1.5%; or the Daily LIBOR rate plus 3%; plus an applicable margin of 0% to .5%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.75% to 3.25%. The Agent Bank’s prime rate at November 30, 2013 was 3.25%.

The Amended and Restated Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $8.9 million as of November 30, 2013 and there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility resulting in net availability of $166.1 million. As of January 14, 2014, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility and there were standby letters of credit in the amount of $8.9 million, resulting in a net availability of $166.1 million and the Company had full access to it. The Company’s working capital ratio was 4.4 as of November 30, 2013.

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

The Company uses its Amended and Restated Revolving Credit Facility to finance a portion of its operations. This on-balance sheet financial instrument, to the extent it provides for variable rates, exposes the Company to interest rate risk resulting from changes in the Agent Bank’s Prime rate, the Federal Funds or LIBOR rate. As of January 14, 2014, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2013.

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

Date: January 14, 2014

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2014

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2014

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2014

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2014

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2014

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2014

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2014

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2014

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2014

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2014

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2014

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2014

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President Finance