Form 10-Q
period 2014-05-31
UNITED REFINING CO; VULCAN ASPHALT REFINING CORP; BELL OIL CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; KWIK FILL CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KIANTONE PIPELINE CORP; PPC INC; COUNTRY FAIR INC
filed 2014-07-15
CIK 101462, 1045546, 1045543, 1045547, 1045541, 1040270, 1045539, 830253, 1045544, 1171162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 15, 2014, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	May 31, 2014 (Unaudited)	August 31, 2013
Assets
Current:
Cash and cash equivalents	$46,033	$158,537
Accounts receivable, net	108,018	125,196
Refundable income taxes	—	20,890
Inventories, net	248,227	130,966
Prepaid income taxes	6,532	—
Prepaid expenses and other assets	57,136	42,093

Total current assets	465,946	477,682
Property, plant and equipment, net	309,697	289,132
Deferred financing costs, net	3,882	4,803
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	977	1,057
Deferred turnaround costs and other assets, net	37,416	11,772

	$829,767	$796,295

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,599	$1,592
Accounts payable	65,269	54,170
Accrued liabilities	24,772	18,715
Income taxes payable	—	8,587
Sales, use and fuel taxes payable	23,693	19,247
Deferred income taxes	365	365
Amounts due to affiliated companies, net	823	434

Total current liabilities	116,521	103,110
Long term debt: less current installments	238,098	237,114
Deferred income taxes	31,060	29,193
Deferred retirement benefits	65,396	69,675

Total liabilities	451,075	439,092

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Series A Preferred stock; $1,000 par value per share – shares authorized 25,000; issued and outstanding 14,116	14,116	14,116
Additional paid-in capital	157,251	159,844
Retained earnings	214,930	190,333
Accumulated other comprehensive loss	(7,605)	(7,090)

Total stockholder’s equity	378,692	357,203

	$829,767	$796,295

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations – (Unaudited)

(in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net sales	$784,269	$883,520	$2,449,703	$2,710,691

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses on derivative contracts)	722,327	752,047	2,183,453	2,259,321
Losses on derivative contracts	—	—	—	2,319
Selling, general and administrative expenses	41,942	41,307	124,869	122,817
Depreciation and amortization expenses	7,199	6,478	21,329	19,900

	771,468	799,832	2,329,651	2,404,357

Operating income	12,801	83,688	120,052	306,334

Other expense:
Interest expense, net	(6,597)	(9,878)	(19,700)	(28,958)
Other, net	(905)	(738)	(2,302)	(2,326)

	(7,502)	(10,616)	(22,002)	(31,284)

Income before income tax expense	5,299	73,072	98,050	275,050
Income tax expense	2,067	28,513	38,235	107,282

Net income	$3,232	$44,559	$59,815	$167,768

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income – (Unaudited)

(in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net income	$3,232	$44,559	$59,815	$167,768
Other comprehensive (loss) income, net of taxes:
Unrecognized post retirement (loss) income, net of taxes of $(119) and $136 for the three months ended May 31, 2014 and 2013, respectively and $(358) and $410 for the nine months ended May 31, 2014 and 2013, respectively	(172)	197	(515)	590

Other comprehensive (loss) income	(172)	197	(515)	590

Total comprehensive income	$3,060	$44,756	$59,300	$168,358

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Nine Months Ended May 31,
	2014	2013
Cash flows from operating activities:
Net income	$59,815	$167,768
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	23,074	21,490
Deferred income taxes	2,225	2,810
Loss on asset dispositions	1,045	530
Cash used in working capital items	(87,364)	(80,886)
Change in operating assets and liabilities:
Other assets, net	507	370
Deferred retirement benefits	(5,152)	(2,555)

Total adjustments	(65,665)	(58,241)

Net cash (used in) provided by operating activities	(5,850)	109,527

Cash flows from investing activities:
Additions to property, plant and equipment	(36,608)	(29,466)
Additions to deferred turnaround costs	(32,219)	(316)
Proceeds from asset dispositions	58	75

Net cash used in investing activities	(68,769)	(29,707)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,426	—
Dividends to preferred shareholder and common stockholder	(35,218)	(92,058)
Principal reductions of long-term debt	(1,500)	(1,210)
Distribution to parent under the tax sharing agreement	(2,593)	—

Net cash used in financing activities	(37,885)	(93,268)

Net decrease in cash and cash equivalents	(112,504)	(13,448)
Cash and cash equivalents, beginning of year	158,537	137,540

Cash and cash equivalents, end of period	$46,033	$124,092

Cash provided by (used in) working capital items:
Accounts receivable, net	$17,178	$16,718
Refundable income taxes	20,890	—
Inventories, net	(117,261)	(70,241)
Prepaid income taxes	(6,532)	—
Prepaid expenses and other assets	(15,043)	(25,249)
Amounts due to affiliated companies, net	389	833
Accounts payable	11,099	17,218
Derivative liability	—	(9,098)
Accrued liabilities	6,057	7,800
Income taxes payable	(8,587)	(17,941)
Sales, use, and fuel taxes payable	4,446	(926)

Total change	$(87,364)	$(80,886)

Cash paid during the period for:
Interest	$12,954	$19,368
Income taxes	$48,950	$122,774

Non-cash investing activities:
Property additions & capital leases	$241	$1,693

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2013.

2.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either the lower of cost or market or replacement cost and include various parts for the refinery operations.

Inventories consist of the following:

	May 31, 2014	August 31, 2013
	(in thousands)
Crude Oil	$85,208	$21,344
Petroleum Products	108,934	60,094

Total @ LIFO	194,142	81,438

Merchandise	24,714	24,002
Supplies	29,371	25,526

Total @ FIFO	54,085	49,528

Total Inventory	$248,227	$130,966

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of May 31, 2014 and August 31, 2013, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $93,278,000 and $108,984,000, respectively.

3.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net Sales
Retail	$436,564	$436,697	$1,243,048	$1,269,271
Wholesale	347,705	446,823	1,206,655	1,441,420

	$784,269	$883,520	$2,449,703	$2,710,691

Intersegment Sales
Wholesale	$240,360	$229,942	$657,951	$672,050

Operating Income (Loss)
Retail	$3,238	$2,678	$(1,292)	$(1,985)
Wholesale	9,563	81,010	121,344	308,319

	$12,801	$83,688	$120,052	$306,334

Depreciation and Amortization
Retail	$1,610	$1,453	$4,749	$4,378
Wholesale	5,589	5,025	16,580	15,522

	$7,199	$6,478	$21,329	$19,900

			May 31, 2014	August 31, 2013
Total Assets
Retail			$186,717	$182,662
Wholesale			643,050	613,633

			$829,767	$796,295

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Subsidiary Guarantors

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

Condensed Consolidating Balance Sheets

(in thousands)

	May 31, 2014				August 31, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$28,881	$17,152	$—	$46,033	$141,386	$17,151	$—	$158,537
Accounts receivable, net	66,844	41,174	—	108,018	83,800	41,396	—	125,196
Refundable income taxes	—	—	—	—	21,944	(1,054)	—	20,890
Inventories, net	219,027	29,200	—	248,227	101,891	29,075	—	130,966
Prepaid income taxes	5,281	1,251	—	6,532	—	—	—	—
Prepaid expenses and other assets	52,945	4,191	—	57,136	37,860	4,233	—	42,093
Intercompany	139,286	2,529	(141,815)	—	133,159	6,545	(139,704)	—

Total current assets	512,264	95,497	(141,815)	465,946	520,040	97,346	(139,704)	477,682
Property, plant and equipment, net	194,602	115,095	—	309,697	179,326	109,806	—	289,132
Deferred financing costs, net	3,882	—	—	3,882	4,803	—	—	4,803
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	977	—	977	—	1,057	—	1,057
Deferred turnaround costs & other assets	34,848	2,568	—	37,416	9,055	2,717	—	11,772
Investment in subsidiaries	25,812	—	(25,812)	—	27,503	—	(27,503)	—

	$771,408	$225,986	$(167,627)	$829,767	$740,727	$222,775	$(167,207)	$796,295

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$591	$1,008	$—	$1,599	$836	$756	$—	$1,592
Accounts payable	40,894	24,375	—	65,269	31,625	22,545	—	54,170
Accrued liabilities	18,346	6,426	—	24,772	12,399	6,316	—	18,715
Income taxes payable	—	—	—	—	8,242	345	—	8,587
Sales, use and fuel taxes payable	18,789	4,904	—	23,693	14,933	4,314	—	19,247
Deferred income taxes	1,734	(1,369)	—	365	1,734	(1,369)	—	365
Amounts due to affiliated companies, net	—	823	—	823	(169)	603	—	434
Intercompany	—	141,815	(141,815)	—	—	139,704	(139,704)	—

Total current liabilities	80,354	177,982	(141,815)	116,521	69,600	173,214	(139,704)	103,110
Long term debt: less current installments	232,784	5,314	—	238,098	232,180	4,934	—	237,114
Deferred income taxes	16,264	14,796	—	31,060	14,325	14,868	—	29,193
Deferred retirement benefits	63,314	2,082	—	65,396	67,419	2,256	—	69,675

Total liabilities	392,716	200,174	(141,815)	451,075	383,524	195,272	(139,704)	439,092

Commitment and contingencies
Stockholder’s equity
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Series A Preferred stock; $1,000 par value share – shares authorized 25,000; issued and outstanding 14,116	14,116	—	—	14,116	14,116	—	—	14,116
Additional paid-in capital	157,251	16,626	(16,626)	157,251	159,844	16,626	(16,626)	159,844
Retained earnings	214,930	10,460	(10,460)	214,930	190,333	12,253	(12,253)	190,333
Accumulated other comprehensive loss	(7,605)	(1,292)	1,292	(7,605)	(7,090)	(1,394)	1,394	(7,090)

Total stockholder’s equity	378,692	25,812	(25,812)	378,692	357,203	27,503	(27,503)	357,203

	$771,408	$225,986	$(167,627)	$829,767	$740,727	$222,775	$(167,207)	$796,295

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Operations

(in thousands)

	Three Months Ended May 31, 2014				Three Months Ended May 31, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$588,065	$437,393	$(241,189)	$784,269	$676,765	$437,885	$(231,130)	$883,520

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	566,498	397,018	(241,189)	722,327	584,966	398,211	(231,130)	752,047
Selling, general and administrative expenses	6,201	35,741	—	41,942	5,900	35,407	—	41,307
Depreciation and amortization expenses	5,333	1,866	—	7,199	4,813	1,665	—	6,478

	578,032	434,625	(241,189)	771,468	595,679	435,283	(231,130)	799,832

Operating income	10,033	2,768	—	12,801	81,086	2,602	—	83,688

Other income (expense):
Interest expense, net	(6,347)	(250)	—	(6,597)	(9,751)	(127)	—	(9,878)
Other, net	(818)	(87)	—	(905)	(895)	157	—	(738)
Equity in net income of subsidiaries	1,283	—	(1,283)	—	1,666	—	(1,666)	—

	(5,882)	(337)	(1,283)	(7,502)	(8,980)	30	(1,666)	(10,616)

Income before income tax expense	4,151	2,431	(1,283)	5,299	72,106	2,632	(1,666)	73,072
Income tax expense	919	1,148	—	2,067	27,547	966	—	28,513

Net income	$3,232	$1,283	$(1,283)	$3,232	$44,559	$1,666	$(1,666)	$44,559

	Nine Months Ended May 31, 2014				Nine Months Ended May 31, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$1,864,606	$1,246,280	$(661,183)	$2,449,703	$2,113,470	$1,272,938	$(675,717)	$2,710,691

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses on derivative contracts)	1,707,098	1,137,538	(661,183)	2,183,453	1,768,975	1,166,063	(675,717)	2,259,321
Losses on derivative contracts	—	—	—	—	2,319	—	—	2,319
Selling, general and administrative expenses	19,205	105,664	—	124,869	18,384	104,433	—	122,817
Depreciation and amortization expenses	15,812	5,517	—	21,329	14,887	5,013	—	19,900

	1,742,115	1,248,719	(661,183)	2,329,651	1,804,565	1,275,509	(675,717)	2,404,357

Operating income (loss)	122,491	(2,439)	—	120,052	308,905	(2,571)	—	306,334

Other income (expense):
Interest expense, net	(18,976)	(724)	—	(19,700)	(28,584)	(374)	—	(28,958)
Other, net	(2,538)	236	—	(2,302)	(2,805)	479	—	(2,326)
Equity in net loss of subsidiaries	(1,793)	—	1,793	—	(1,863)	—	1,863	—

	(23,307)	(488)	1,793	(22,002)	(33,252)	105	1,863	(31,284)

Income (loss) before income tax expense (benefit)	99,184	(2,927)	1,793	98,050	275,653	(2,466)	1,863	275,050
Income tax expense (benefit)	39,369	(1,134)	—	38,235	107,885	(603)	—	107,282

Net income (loss)	$59,815	$(1,793)	$1,793	$59,815	$167,768	$(1,863)	$1,863	$167,768

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(in thousands)

	Nine Months Ended May 31, 2014				Nine Months Ended May 31, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company and Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company and Subsidiaries
Net cash (used in) provided by operating activities	$(16,866)	$11,016	$—	$(5,850)	$90,216	$19,311	$—	$109,527

Cash flows from investing activities:
Additions to property, plant and equipment	(25,150)	(11,458)	—	(36,608)	(8,641)	(20,825)	—	(29,466)
Additions to deferred turnaround costs	(32,028)	(191)	—	(32,219)	(268)	(48)	—	(316)
Proceeds from asset dispositions	56	2	—	58	65	10	—	75

Net cash used in investing activities	(57,122)	(11,647)	—	(68,769)	(8,844)	(20,863)	—	(29,707)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,426	—	1,426	—	—	—	—
Dividends to preferred shareholder and common stockholder	(35,218)	—	—	(35,218)	(92,058)	—	—	(92,058)
Principal reductions of long-term debt	(706)	(794)	—	(1,500)	(782)	(428)	—	(1,210)
Distribution to parent under the tax sharing agreement	(2,593)	—	—	(2,593)	—	—	—	—

Net cash (used in) provided by financing activities	(38,517)	632	—	(37,885)	(92,840)	(428)	—	(93,268)

Net (decrease) increase in cash and cash equivalents	(112,505)	1	—	(112,504)	(11,468)	(1,980)	—	(13,448)
Cash and cash equivalents, beginning of year	141,386	17,151	—	158,537	122,219	15,321	—	137,540

Cash and cash equivalents, end of period	$28,881	$17,152	$—	$46,033	$110,751	$13,341	$—	$124,092

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.	Employee Benefit Plans

For the periods ended May 31, 2014 and 2013, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits
	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
	(in thousands)
Service cost	$149	$163	$447	$491
Interest cost on benefit obligation	1,312	1,280	3,934	3,845
Expected return on plan assets	(1,404)	(1,463)	(4,210)	(4,395)
Amortization and deferral of net loss	175	335	526	1,005

Net periodic benefit cost	$232	$315	$697	$946

	Other Post-Retirement Benefits
	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
	(in thousands)
Service cost	$194	$235	$581	$708
Interest cost on benefit obligation	518	471	1,554	1,418
Amortization and deferral of net loss	(465)	31	(1,395)	93

Net periodic benefit cost	$247	$737	$740	$2,219

As of May 31, 2014, $4,642,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2014.

The Company accrues post-retirement benefits other than pensions, during the years that the employees render the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents.

6.	Fair Value Measurements

The carrying values of all financial instruments classified as a current asset or a current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The fair value exceeded the carrying value of the long term debt at May 31, 2014 and August 31, 2013 by $18,645,000 and $26,642,000, respectively.

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

Recent Developments

Our scheduled maintenance turnaround for the refinery was successfully completed during the third fiscal quarter ended May 31, 2014. A refinery turnaround generally occurs every three to five years, during which time units are shut down for internal inspection and repair. The scheduled maintenance turnarounds result in an inventory build of petroleum products to meet minimum sales demand during the maintenance shutdown period. Our turnaround lasted approximately 33 days. This affected refinery production and runs resulting in crude throughput for the quarter averaging 39.7 thousand barrels per day (bpd) versus crude throughput averaging 61.9 bpd for the same period a year ago.

The Company continues to be impacted by the volatility in petroleum markets in fiscal 2014. The lagged 3-2-1 crackspread is measured by the difference between the prices of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month. The Company uses a lagged crackspread as a margin indicator as it reflects the margin during the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the third quarter of fiscal 2014 was $23.24. Through June 27, 2014 the indicated lagged crackspread for the fourth quarter ending August 31, 2014 was $23.75, a $.51 increase from the average for the third quarter of fiscal 2014.

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

Retail Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
	(dollars in thousands)
Net Sales
Petroleum	$368,495	$367,088	$1,044,956	$1,069,721
Merchandise and other	68,069	69,609	198,092	199,550

Total Net Sales	436,564	436,697	1,243,048	1,269,271
Costs of goods sold	396,073	397,270	1,134,228	1,162,774
Selling, general and administrative expenses	35,643	35,296	105,363	104,104
Depreciation and amortization expenses	1,610	1,453	4,749	4,378

Segment Operating Income / (Loss)	$3,238	$2,678	$(1,292)	$(1,985)

Retail Operating Data:
Petroleum sales (thousands of gallons)	97,416	99,455	286,546	285,329
Petroleum margin (a)	$23,196	$21,969	$58,951	$56,037
Petroleum margin ($/gallon) (b)	.2381	.2209	.2057	.1964
Merchandise and other margins	$17,294	$17,456	$49,867	$50,460
Merchandise margin (percent of sales)	25.4%	25.1%	25.2%	25.3%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended May 31, 2014 and 2013

Net Sales

Retail sales remained relatively consistent during the fiscal quarter ended May 31, 2014 and fiscal 2013

Costs of Goods Sold

Retail costs of goods sold decreased during the fiscal quarter ended May 31, 2014 by $1.2 million or .3% from the comparable period in fiscal 2013 from $397.3 million to $396.1 million. The decrease was primarily due to $1.4 million in merchandise cost and freight cost of $2.7 million, offset by an increase in petroleum purchase price of $.3 million and fuel tax of $2.6 million.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses remained relatively consistent during the fiscal quarter ended May 31, 2014 and fiscal 2013.

Comparison of Nine Months Ended May 31, 2014 and 2013

Net Sales

Retail sales decreased during the nine months ended May 31, 2014 by $26.2 million or 2.1% for the comparable period in fiscal 2013 from $1,269.3 million to $1,243.1 million. The decrease was primarily due to

$24.8 million in petroleum sales and $1.4 million in merchandise sales. The petroleum sales decrease resulted from a 2.7% decrease in retail selling prices per gallon offset by a 1.2 million gallon or .4% increase in sales volume.

Costs of Goods Sold

Retail costs of goods sold decreased during the nine months ended May 31, 2014 by $28.6 million or 2.5% for the comparable period in fiscal 2013 from $1,162.8 million to $1,134.2 million. The decrease was primarily due to $26.4 million in petroleum purchase prices and freight costs of $8.0 million, and merchandise costs of $.9 million offset by an increase in fuel taxes of $6.7 million.

Selling, General and Administrative Expenses

Retail SG&A expenses increased during the nine months ended May 31, 2014 by $1.3 million or 1.2% for the comparable period in fiscal 2013 from $104.1 million to $105.4 million. The increase was due to payroll costs of $.2 million, insurance, utilities and taxes of $.2 million, promotion/advertising costs of $.5 million, supplies cost of $.4 million and maintenance costs of $.9 million, offset by a decrease in pension/post-retirement costs of $.4 million and environmental costs of $.5 million.

Wholesale Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
	(dollars in thousands)
Net Sales (a)	$347,705	$446,823	$1,206,655	$1,441,420
Costs of goods sold (exclusive of depreciation and amortization and losses on derivative contracts)	326,254	354,777	1,049,225	1,096,547
Losses on derivative contracts	—	—	—	2,319
Selling, general and administrative expenses	6,299	6,011	19,506	18,713
Depreciation and amortization expenses	5,589	5,025	16,580	15,522

Segment Operating Income	$9,563	$81,010	$121,344	$308,319

Key Wholesale Operating Statistics:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	1,393	2,311	6,525	7,575
Distillates	855	1,310	3,492	4,137
Asphalt	1,104	1,754	4,791	5,468
Butane, propane, residual products, internally produced fuel and other (“Other”)	682	736	1,872	1,817

Total Product Yield	4,034	6,111	16,680	18,997

% Heavy Crude Oil of Total Refinery Throughput (b)	60%	60%	61%	60%
Crude throughput (thousand barrels per day (“bpd”))	39.7	61.9	55.7	64.7

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,198	1,469	3,983	4,670
Distillates	693	1,048	2,661	3,389
Asphalt	1,272	1,659	4,498	4,987
Other	123	208	588	577

Total Product Sales Volume	3,286	4,384	11,730	13,623

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$144,216	$174,109	$459,110	$564,086
Distillates	91,413	132,926	351,590	450,433
Asphalt	105,673	128,673	360,272	395,088
Other	6,403	11,115	35,683	31,813

Total Product Sales	$347,705	$446,823	$1,206,655	$1,441,420

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended May 31, 2014 and 2013

A scheduled maintenance turnaround for the refinery was successfully completed during the third fiscal quarter ended May 31, 2014 for approximately 33 days. This affected refinery production and runs resulting in crude throughput for the quarter averaging 39.7 bpd versus crude throughput averaging 61.9 bpd for the same comparable period in fiscal 2013.

Net Sales

Wholesale sales decreased during the three months ended May 31, 2014 by $99.1 million or 22.2% from the comparable period in fiscal 2013 from $446.8 million to $347.7 million. The decrease was due to a 25.0% decrease in wholesale volumes offset by a 3.8% increase in wholesale prices. The decrease in sales volume was the result of reducing incremental sales volume during the turnaround.

Costs of Goods Sold (exclusive of depreciation and amortization and losses on derivative contracts)

Wholesale costs of goods sold decreased during the three months ended May 31, 2014 by $28.5 million or 8.0% from the comparable period in fiscal 2013 from $354.8 million to $326.3 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost and volume of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the three months ended May 31, 2014 and fiscal 2013.

Comparison of Nine Months Ended May 31, 2014 and 2013

Net Sales

Wholesale sales decreased during the nine months ended May 31, 2014 by $234.8 million or 16.3% from the comparable period in fiscal 2013 from $1,441.4 million to $1,206.6 million. The decrease was due to a 2.8% decrease in wholesale prices and 13.9% decrease in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization and losses on derivative contracts)

Wholesale costs of goods sold decreased during the nine months ended May 31, 2014 by $47.3 million or 4.3% for the comparable period in fiscal 2013 from $1,096.5 million to $1,049.2 million. The decrease in wholesale costs of goods sold was primarily due to a decrease in the cost and volume of raw materials.

Losses on Derivative Contracts

For the nine months ended May 31, 2014 and 2013, the Company recognized $0 and $2.3 million of losses in its Consolidated Statement of Operations, respectively. There has been no such activity in fiscal 2014. All derivatives were settled by December 31, 2012.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the nine months ended May 31, 2014 and fiscal 2013.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) decreased during the three months ended May 31, 2014 by $3.3 million for the comparable period for fiscal 2013 from $9.9 million to $6.6 million. The decrease was due to the partial redemption in August 2013 of $127.8 million of 10.500% First Priority Senior Secured Notes due 2018 (“Senior Notes”).

Net interest expense (interest expense less interest income) decreased during the nine months ended May 31, 2014 by $9.3 million for the comparable period for fiscal 2013 from $29.0 million to $19.7 million. The decrease was due to the partial redemption in August 2013 of $127.8 million of Senior Notes.

Income Tax Expense

The Company’s effective tax rate for the three months and nine months ended May 31, 2014 and 2013 remained approximately 39%.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

May 31, 2014
Cash and cash equivalents	$46,033
Working capital	$349,425
Current ratio	4.0
Debt	$239,697

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

Significant Uses of Cash

The changes in cash for the nine months ended May 31, 2014 are described below.

The cash used in working capital is shown below:

Nine Months Ended May 31, 2014
(in millions)
Cash used in working capital items:
Refundable income tax decrease	$20.9
Accounts receivable decrease	17.2
Accounts payable increase	11.1
Accrued liabilities increase	6.0
Sales, use and fuel taxes payable increase	4.4
Amounts due from affiliated companies, net	.4
Inventory increase	(117.3)
Prepaid expense increase	(15.0)
Income taxes payable decrease	(8.6)
Prepaid income taxes increase	(6.5)

Total change	$(87.4)

The decrease of available cash on hand of $112.5 million includes $1.4 million of net cash received from capital lease proceeds. Other cash uses included:

•	Fund operating activities used in working capital items of $87.4 million

•	Fund capital expenditures and deferred turnaround costs of $68.8 million

•	Distribution to parent under tax sharing agreement of $2.6 million

•	Dividends to preferred stockholder and common stockholder of $35.2 million

•	Scheduled long-term debt repayments of $1.5 million

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

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Amended and Restated Revolving Credit Facility of $175,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on May 18, 2016. Under the Amended and Restated Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate or the Federal Funds Open Rate plus 1.5%; or the Daily LIBOR rate plus 3%; plus an applicable margin of 0% to .5%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.75% to 3.25%. The Agent Bank’s prime rate at May 31, 2014 was 3.25%.

The Amended and Restated Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $8.8 million as of May 31, 2014 and there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility resulting in net availability of $166.2 million. As of July 15, 2014, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility and there were standby letters of credit in the amount of $8.8 million, resulting in a net availability of $166.2 million and the Company had full access to it. The Company’s working capital ratio was 4.0 as of May 31, 2014.

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

The Company uses its Amended and Restated Revolving Credit Facility to finance a portion of its operations. This on-balance sheet financial instrument, to the extent it provides for variable rates, exposes the Company to interest rate risk resulting from changes in the Agent Bank’s Prime rate, the Federal Funds or LIBOR rate. As of July 15, 2014, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility.

From time to time, the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, specifically crude oil option contracts and crack spread option contracts are used to hedge the volatility of these items. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its Consolidated Statement of Operations. There has been no derivative activity in fiscal 2014.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: July 15, 2014

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2014

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2014

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2014

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2014

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2014

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2014

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2014

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2014

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2014

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2014

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2014

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2014

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President Finance