Form 10-K
period 2014-08-31
UNITED REFINING CO; VULCAN ASPHALT REFINING CORP; KWIK FIL INC; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; KWIK FILL CORP; UNITED JET CENTER INC; KIANTONE PIPELINE CO; KIANTONE PIPELINE CORP; SUPER TEST PETROLEUM INC; COUNTRY FAIR INC
filed 2014-11-21
CIK 101462, 1045546, 1045540, 1045547, 1045541, 1045542, 1045539, 830253, 1045545, 1171162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 21, 2014, 100 shares of the Registrant’s common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant’s are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

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

Our operations are organized into two major business segments: refining/wholesale and retail. The refining division operates the refinery in Warren and offsite terminals. The wholesale division sells finished products produced at the Warren refinery, primarily in western New York and northwestern Pennsylvania, to both our retail network and to third-party customers. The retail business segment sells petroleum products under the Kwik Fill®, Citgo®, Keystone® and Country Fair® brand names at a network of Company operated retail units and convenience and grocery items through convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

For fiscal 2014, we had total net sales of $3.4 billion. Of total sales, petroleum based sales were approximately 53% gasoline, 21% distillate, 17% asphalt and the remaining 9% were from sales of merchandise and other revenue.

Our Operations

Refining Operations

Our refinery, located on a 107-acre site in Warren, Pennsylvania, has a nominal capacity of 70,000 bpd of crude oil processing and averaged saleable production of approximately 63,100 bpd during fiscal 2014. We believe our location in the product-short PADD I, in an area that is geographically distant from the majority of PADD I refining capacity, is a significant marketing advantage. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and we believe that no significant production from such refinery is currently shipped into our primary market area.

A scheduled nine day reformer catalyst regeneration was performed in December 2013. Intermediate product inventory management during December 2013 resulted in crude throughput being reduced to 52,300 bpd for the month of December.

In 2014, a planned turnaround of the entire refinery occurred during the months of March and April. The turnaround of the crude unit lasted 33 days while the Fluid Catalytic Cracking (“FCC”) unit lasted 41 days. Crude throughputs during the months of March and April were 34,160 and 23,190 bpd, respectively.

During August 2014 crude rates were reduced to 57,600 bpd to manage intermediate product inventories in preparation for a planned reformer catalyst regeneration in September.

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

Blended crude is stored in a tank farm near the refinery, which has a capacity of approximately 512,000 barrels. The blended crude is then brought into the refinery where it is first distilled at low pressure into its component streams in the crude and preflash unit. This yields the following intermediate products: light products consisting of fuel gas components (methane and ethane) and LPG (propane and butane), naphtha or gasoline, kerosene, diesel or heating oil, heavy atmospheric distillate, and crude tower bottoms which are further distilled under vacuum conditions to yield light and heavy vacuum distillates and asphalt.

The intermediate products are then processed in downstream units and blended to produce finished products. A naphtha hydrotreater treats naphtha and FCC light catalytic naphtha with hydrogen across a fixed bed catalyst to remove sulfur before further treatment. The treated naphtha is then distilled into light and heavy naphtha at a prefractionator. Light naphtha is then sent to an isomerization unit and heavy naphtha is sent to a reformer, in each case for octane enhancement. The isomerization unit converts the light naphtha catalytically into a gasoline component with 83 octane. The reformer unit converts the heavy naphtha into another gasoline component with up to 94 octane depending upon the desired octane requirement for the grade of gasoline to be produced. The reformer also produces as a co-product, hydrogen needed to operate hydrotreating units in the refinery.

Raw kerosene is treated with hydrogen at a distillate hydrotreater to remove sulfur to make finished kerosene. A distillate hydrotreater built in 1993 and modified in 2012 with the addition of a second reactor also treats raw distillates to produce ultra low sulfur diesel fuel.

The long molecular chains of the heavy atmospheric and vacuum distillates are broken or “cracked” in the FCC unit and separated and recovered in the gas concentration unit to produce fuel gas, propylene, butylene, LPG, light and heavy catalytic naphtha gasoline, light cycle oil and clarified oil. Fuel gas is burned within the refinery, propylene is fed to a polymerization unit which polymerizes its molecules into a larger chain to produce an 87 octane gasoline component, butylene is fed into an alkylation unit to produce a gasoline component and LPG is treated to remove trace quantities of water and then sold. Clarified oil is burned in the refinery or sold. Various refinery gasoline components are blended together in refinery tankage to produce 87 octane and 93 octane finished gasoline. Likewise, light cycle oil is blended with other distillates to produce No. 2 heating oil. FCC light and heavy catalytic naphtha is hydrotreated in order to meet new more stringent legally mandated limits on gasoline sulfur content which took effect January 1, 2008, and a portion of the light cycle oil is hydrotreated in order to meet new more stringent legally mandated limits on diesel fuel sulfur content which took effect June 1, 2006.

Our refining configuration allows the processing of a wide variety of crude oil inputs. During the past five years our inputs have been predominantly of Canadian origin and range from light low sulfur (38 degrees API, 0.5% sulfur) to high sulfur heavy asphaltic (21 degrees API, 3.5% sulfur). Our ability to market asphalt on a year round basis enables us to purchase selected heavier crude oils at higher differentials and thus at a lower cost.

Supply of Crude Oil

Substantially all of our crude supply is sourced from Canada and the northern plain states through the Enbridge Pipeline. We are however not dependent on this source alone. We could within 90 days shift up to 70% of our crude oil requirements to some combination of domestic and offshore crude. With additional time, 100% of our crude requirements could be obtained from non-Canadian sources. This change in crude supply could result in a different crude slate and alter product yields and product mix and could affect refinery profitability. Fifty-eight percent of our term contracts with our crude suppliers are on a month-to-month evergreen basis, with 60-to-90 day cancellation provisions; 42% of our term crude contracts are on an annual basis (with month to month pricing provisions). As of August 31, 2014, we had supply contracts with 11 major suppliers for an aggregate of 63,335 bpd of crude oil. We have contracts with four suppliers amounting to approximately 67% of daily crude oil supply. None of the remaining suppliers accounted for more than 10% of our crude oil supply.

We access crude through the Kiantone Pipeline, which connects with the Enbridge pipeline system in West Seneca, New York, which is near Buffalo. The Enbridge pipeline system provides access to most North American and foreign crude oils through three primary routes: (i) Canadian and US domestic crude from both Western Canada and North Dakota (Bakken) are transported eastward through the Enbridge mainline system (ii) foreign crude oils unloaded at the Louisiana Offshore Oil Port can be transported north via the Capline and Chicap pipelines and into the Enbridge (Lakehead) mainline system at Mokena, near Chicago, IL (iii) US domestic crude grades can be transported north via the Capline System and/or the Enbridge Mid-Continent (Ozark/Woodpat) system to Patoka, Illinois where they can be moved via the Chicap Pipeline into the Enbridge (Lakehead) Mainline system at Mokena, near Chicago, Illinois. We also receive US domestic crude (Bakken) and western Canadian crudes via rail deliveries into Hamburg, NY where these volumes are trans-loaded and moved by truck to West Seneca, NY and into the Kiantone Pipeline.

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

The pipeline operation is monitored by operators using a recently upgraded Supervisory Control and Data Acquisition (“SCADA”) system. Shipments of crude arriving at the West Seneca terminal are separated and stored in one of the terminal’s three storage tanks, which have an aggregate storage capacity of 413,000 barrels. The refinery tank farm has four additional crude storage tanks with a total capacity of 512,000 barrels. An additional 35,000 barrels of crude can be stored at the refinery.

Refinery Turnarounds

Turnaround cycles vary for different refinery units. A planned turnaround of each of the two major refinery units (the crude unit and the FCC) is conducted approximately every three to five years, during which time such units are shut down for internal inspection and repair. The next turnaround cycle is planned for 2017.

A turnaround of the whole refinery was completed in March and April 2014. During the turnaround two new crude tanks with a capacity of 305,000 barrels were commissioned. In addition to the normal maintenance activities, new internals were installed in the FCC reactor to improve liquid volume yield. Other improvements included upgrade of the FCC flue gas line, catalyst replacement at the reformer and sulfur plant along with vessel and equipment upgrades at the naphtha hydrotreater, distillate hydrotreater and sour water stripper.

We defer the cost of turnarounds when incurred and amortize them on a straight-line basis over the period of benefit, which ranges from 3 to 10 years (for tank turnarounds). Thus, we charge costs to production over the period most clearly benefited by the turnarounds.

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

In fiscal 2014, we sold on a wholesale basis approximately 40,000 bpd of gasoline, distillate and asphalt products to distributor, commercial, and government accounts. In addition, we sell approximately 1,000 bpd of propane to liquefied petroleum gas marketers. In fiscal year 2014, our production of gasoline, distillate, and asphalt sold at wholesale was 30%, 81%, and 100%, respectively. We sell approximately 98% of our wholesale gasoline and distillate products from our refinery in Warren, Pennsylvania, and our Company-owned and operated product terminals. The remaining 2% are sold through third-party exchange terminals.

We use a network of six terminals to store and distribute refined products. This network provides distillate and asphalt storage capacities of approximately 1,225,000 barrels as of August 31, 2014. During fiscal 2014, approximately 83% of our refined products were transported from the refinery via truck transports, with the remaining 17% transported by rail. All gasoline product is stored at the refinery. The majority of our wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive rates. We also operate a fleet of eight tank trucks that supply approximately 21% of our Kwik Fill® retail stations.

In fiscal 2014, our retail network sold approximately 70% of our gasoline production and approximately 20% of our distillate production. The remaining 30% of gasoline production and 80% of distillate production was sold to wholesale customers.

Long-term dealer/distributor contracts accounted for approximately 18% of our wholesale gasoline sales in fiscal 2014. Supply contracts generally range from three to five years in length, with branded prices based on our prevailing wholesale rack price in Warren. Our wholesale gasoline customer base includes 49 branded dealer/distributor units operating under our proprietary “Keystone®” and “Kwik Fill®” brand names.

We distribute asphalt from the refinery by railcar or truck transport to end user contractors, in addition to re-supplying our asphalt terminals. We own or lease terminals in Springdale and Dravosburg, Pennsylvania; Tonawanda and Oswego, New York; and Cordova, Alabama.

We believe that the location of our refinery provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100-mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, including fiscal 2014, we have experienced an approximately 2.90 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo.

Our ability to market asphalt is critical to the performance of our refinery. Crude oil scheduling and a consistent marketing effort enables the refinery to process lower cost higher sulfur content crude oils, which in turn affords us higher refining margins. Sales of paving asphalt generally occur during the period May 1 through October 31 based on weather conditions. In order to maximize our in season asphalt sales, we increase our asphalt storage capacity through the lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is our ability to sell asphalt year-round to roofing shingle manufacturers. In fiscal year 2014, we sold 6.9 million barrels of asphalt.

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

Retail Operations

As of August 31, 2014, 170 of our retail units were located in New York, 177 in Pennsylvania and 12 in Ohio. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names and grocery items under the Red Apple Food Mart® and Country Fair® brand names. We believe that Red Apple Food Mart®, Kwik Fill®, Country Fair®, Keystone® and Citgo® are well-recognized names in our marketing areas. Approximately 20% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. In fiscal year 2014, approximately 70% of the refinery’s gasoline production was sold through our retail network. In addition to gasoline, many retail units sell diesel fuel and all units sell convenience and grocery items through convenience stores under the Red Apple Food Mart® and Country Fair® brand names. As of August 31, 2014, we operated 359 units, of which 194 units are owned, 104 units are leased, and the remaining stores are operated under a management agreement. 101 are Quick Serve Restaurants (“QSRs”) including franchise operations and eight of the units are full-service truck stops. Customers may pay for purchases with credit cards including our own Kwik Fill® credit card. In addition to this credit card, we maintain a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins. We maintain a 58% / 42% split between sales at our rural and urban units, balancing the higher volumes and lower gross margins in urban areas. We believe that the Company’s operation of our retail units provides us with a significant advantage over competitors that operate wholly or partly through dealer arrangements because we have greater control over pricing and operating expenses.

Retail Marketing and Distribution

We classify our retail stores into four categories: convenience stores, limited gasoline stations, truck stop facilities, and other stores. Convenience stores sell a wide variety of foods, snacks, cigarettes and beverages and also provide self-service gasoline. 101 of our 359 retail outlets include QSRs where food is prepared on the premises for retail sales and also distribution to our other nearby units that do not have in-store delicatessens. Limited gasoline stations sell gasoline, cigarettes, oil and related car care products and provide full service for gasoline customers. Truckstop facilities sell gasoline and diesel fuel on a self-service and full-service basis. All truckstops include either a full or mini convenience store.

Total merchandise sales for fiscal year 2014 were $273.3 million, with a gross profit of approximately $69.1 million. Gross margins on the sale of convenience merchandise averaged 25.3% for fiscal 2014 and have been relatively constant at 25.2% for the last three years.

Merchandise Supply

Tripifoods, Buffalo, New York is our primary wholesale grocery supplier for our entire chain. During fiscal year 2014, we purchased approximately 75.9% of our convenience merchandise from this vendor. Tripifoods supplies us with products including tobacco, candy, deli, grocery, health and beauty products, and sundry items.

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

Starting Jan. 1, 2013 the Company became an “obligated party” under the USEPA’s Renewable Fuel Standard (RFS) and is required to satisfy its Renewable Volume Obligation (“RVO”) on an annual basis. To meet the RVO, the Company’s fuels must either contain the mandated renewable fuel components, or credits must be purchased to cover any shortfall. The Company has met it’s RVO for 2014 and expects to also satisfy the requirements for 2015 without the purchase of credits, known as “RINs” (Renewable Identification Numbers). As the RFS program is currently structured, the RVO of all obligated parties will increase annually, while the ability to incorporate increasing volumes of renewable fuel components into fuel products remains limited. This phenomenon, better known as the “blend wall”, will be experienced throughout the industry and is expected to present challenges in future years. We will also continue to monitor proposals to amend the RFS to address the blend wall issue and evaluate its effect on future operations.

On July 20, 2010 the State of New York mandated that all heating oil sold in the state contain no more than 15 parts per million (ppm) sulfur beginning July 1, 2012. Pennsylvania has also lowered the sulfur content maximum starting July 1, 2016 from 5,000 ppm to 500 ppm. We are complying with the New York mandate and will comply with the Pennsylvania mandate when applicable.

The USEPA has finalized the Tier 3 gasoline regulation which calls for a further reduction in the average yearly sulfur content below the existing Tier 2 sulfur standard. The regulations consist of reducing the refinery annual average maximum sulfur content from 30 ppm to 10 ppm. In the “Final Rule” there is a three year exemption for Small Volume Refineries, which would include the Company, giving us a 2020 effective date rather than 2017. A preliminary estimate to modify the refinery process to meet this new requirement is approximately $20 million.

Over the past three years we have maintained compliance with the benzene standard that is part of the Mobile Source Air Toxics Rule No. 2 (MSAT II). We expect to purchase benzene credits for the 2014 compliance period at an estimated cost of $1.5 million.

We are also monitoring closely all climate change and Greenhouse Gas (“GHG”) legislation, better known as Cap and Trade. We believe, however, that implementation of reasonable, incremental changes over time will not have a material adverse effect on the Company’s consolidated financial position or operations. GHG reduction mandates and their effect on our business are, however, unknown until all aspects of the programs are final and implementing regulations are available.

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

Petroleum refining is highly competitive. With respect to wholesale gasoline and distillate sales, we compete with P.E.S., P.B.F., Valero, Exxon-Mobil, and other refiners and marketers via the pipeline system. We primarily compete with Marathon Petroleum in the asphalt market, both in New York and Pennsylvania. Many of our principal competitors are integrated multinational oil companies that are substantially larger and better known than us. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

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

Employees

As of August 31, 2014, we had approximately 4,207 employees; 1,894 full-time and 2,313 part-time employees. Approximately 3,660 persons were employed at our retail units, 346 persons at our refinery, Kiantone Pipeline and at terminals operated by us, with the remainder at our office in Warren, Pennsylvania. We have entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A and General Teamsters Local Union No. 397 covering 242, 7, and 19 employees, respectively. The agreements expire on February 1, 2017, January 31, 2017 and July 31, 2018, respectively. We believe that our relationship with our employees is good.

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

We have obtained the right to use the Red Apple Food Mart® service mark to identify our retail units under a royalty-free, nonexclusive, nontransferable license from Red Apple Supermarkets, Inc., a corporation which is indirectly wholly owned by John A. Catsimatidis, the indirect sole stockholder, Chairman of the Board and Chief Executive Officer of the Company. The license is for an indefinite term. The licensor has the right to terminate this license in the event that we fail to maintain quality acceptable to the licensor. We license the right to use the Keystone® trademark to approximately 40 independent distributors on a non-exclusive royalty-free basis.

We currently do not own any material patents. Management believes that the Company does not infringe upon the patent rights of others, nor does our lack of patent ownership impact our business in any material manner.

Governmental Approvals

We believe we have obtained all necessary governmental approvals, licenses, and permits to operate the refinery and convenience stores.

Financing

On August 30, 2013 the Company redeemed $127,750,000 aggregate principal amount of its outstanding $365,000,000 10.500% First Priority Senior Secured Notes due 2018 (“Senior Secured Notes due 2018”). Funding for the redemption was provided by the Company’s sale of $141,163,750 of 6.00% Fixed Rate Cumulative Perpetual Preferred Stock Series A (“Preferred Stock”, see Note 13) to United Refining, Inc. (“URI”), its parent (see Note 14). In accordance with the indenture governing the Senior Secured Notes due 2018, the Company obtained an opinion concerning the fairness from a financial point of view of the issuance of the Preferred Stock to URI.

The Senior Secured Notes due 2018 were redeemed at a redemption price of 110.50% of the principal amount thereof, plus accrued and unpaid interest to August 30, 2013. In connection with the redemption, a loss of $18,727,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $13,414,000, a write-off of deferred financing costs of $1,998,000 and a write-off of unamortized debt discount of $3,315,000.

On June 18, 2013, the Company amended its Revolving Credit Facility (“Amended and Restated Revolving Credit Facility”) with PNC Bank, National Association as Administrator (the “Agent”). The expiration date of the Amended and Restated Revolving Credit Facility was extended to November 29, 2017 and the commitment fee on the unused balance of the facility was reduced to 0.25%. The maximum facility commitment remains at $175,000,000 and interest will now be calculated as follows: for base rate borrowings, at the greater of the Agent’s prime rate, federal funds open rate plus 0.5% or the daily LIBOR rate plus 1.0% plus the applicable margin of .75% to 1.75% and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.25% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s unused availability under the facility. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility. The participating banks in the Amended and Restated Revolving Credit Facility are PNC Bank, National Association, Bank of America, N.A., Manufacturers and Traders Trust Company, and Bank Leumi USA. The applicable margin varies with our facility leverage ratio calculation. The Agent Bank’s prime rate at August 31, 2014 was 3.25%.

The Amended and Restated Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had outstanding letters of credit of $8,752,000 as of August 31, 2014. As of August 31, 2014, we had no outstanding borrowings under the Revolving Credit Facility resulting in net availability of $166,248,000.

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

We obtain substantially all of our crude oil supply through pipelines owned and operated by Enbridge Energy Partners (“Enbridge Pipeline”), and the Kiantone Pipeline, which we own and operate. Any prolonged disruption to the operations of our refinery, the Enbridge Pipeline or the Kiantone Pipeline, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons, would have a material adverse effect on our business, results of operations or financial condition. Further, our property and business interruption insurance may not compensate us adequately for any losses that occur.

In addition, due to the common carrier regulatory obligation applicable to interstate oil pipelines, capacity must be prorated among shippers in an equitable manner in accordance with the tariff then in effect in the event there are nominations in excess of capacity. Therefore, nominations by new shippers or increased nominations by existing shippers may reduce the capacity available to us with respect to the Enbridge pipeline system. Any prolonged interruption in the operation or curtailment of available capacity of the pipelines that we rely upon for transportation of crude oil could have a material adverse effect on our business, financial condition, results of operations and cash flows and, as a result, our ability to make distributions (See Item 7, Recent Developments).

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

Our refinery and pipelines operations are subject to federal, state and local laws regulating, among other things, the generation, storage, handling, use, treatment and transportation of petroleum and hazardous substances, the emission and discharge of materials into the environment, waste management, characteristics and composition of gasoline and diesel and other matters otherwise relating to the protection of the environment. Our operations are also subject to various laws and regulations relating to occupational health and safety. Compliance with the complex array of federal, state and local laws relating to the protection of the environment, health and safety is difficult and likely will require us to make significant expenditures. Moreover, our business is inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances into the environment including at neighboring areas or third party storage, treatment or disposal facilities. Certain environmental laws impose joint and several liabilities without regard to fault or the legality of the original conduct in connection with the investigation and cleanup of such spills, discharges or releases. As such, we may be required to pay more than our fair share of such investigation or cleanup. We may not be able to operate in compliance with all applicable environmental, health and safety laws, regulations and permits at all times.

Violations of applicable legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or facility shutdowns. We may also be required to make significant capital expenditures or incur increased operating costs or change operations to achieve compliance with applicable standards.

We cannot predict what additional environmental, health and safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. For example, on June 1, 2012, the U.S. Environmental Protection Agency (“EPA”) issued final amendments to the New Source Performance Standards (“NSPS”) for petroleum refineries, including standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares. We are evaluating the regulation and amended standards, as may be applicable to the flare, process heaters and operations at our refinery. We cannot currently predict the costs that we may have to incur, if any, to comply with the amended NSPS, but costs could be material. In addition, the EPA has announced new “Tier 3” motor vehicle emission and fuel standards. These regulations lower the maximum average sulfur content of gasoline from 30 parts per million to 10 parts per million. We may at some point in the future be required to make significant capital expenditures and/or incur materially increased operating costs to comply with the new standards. Expenditures or costs for environmental, health and safety compliance could have a material adverse effect on our results of operations, financial condition and profitability and, as a result, our ability to make distributions.

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

In fiscal 2014, asphalt sales represented 17% of our total revenues. Over the same period, approximately 90% of our asphalt was produced for use in paving or repaving roads and highways. The level of paving activity is, in turn, dependent upon funding available from federal, state and local governments. Funding for paving has been affected in the past, and may be affected in the future, by budget difficulties at the federal, state or local levels. A decrease in demand for asphalt could cause us to sell asphalt at significantly lower prices or to curtail production of asphalt by processing more costly lower sulfur content crude oil which would adversely affect refining margins.

We have an indirect controlling stockholder.

John A. Catsimatidis indirectly owns all of our outstanding voting stock. By virtue of such stock ownership, Mr. Catsimatidis has the power to control all matters submitted to our stockholder and to elect all of our directors.

Our pension plans are currently underfunded.

Substantially all of our employees are covered by three noncontributory defined benefit pension plans. As of August 31, 2014, as measured under ASC 715 (which is not the same as the measure used for purposes of calculating required contributions and potential liability to the Pension Benefit Guaranty Corporation, or PBGC), the aggregate accumulated benefit obligation under our pension plans was approximately $119.2 million and the value of the assets of the plans was approximately $93.2 million. In fiscal 2014, we contributed $5.9 million to the three plans, and we have made additional contributions to our pension plans of $1.1 million in fiscal year 2014. If the performance of the assets in our pension plans does not meet our expectations or if other actuarial assumptions are modified, our contributions for future years could be higher than we expect.

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

Risks Relating to Senior Secured Notes due 2018 and Revolving Credit Facility.

The indenture governing our Senior Secured Notes due 2018 and our revolving credit facility contain certain covenants that may inhibit our ability to make certain investments, incur certain additional indebtedness and engage in certain other transactions, which could adversely affect our ability to pursue our business strategies.

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

Subject to the covenants and conditions contained in the indenture, we are permitted to issue additional notes and enter into hedging obligations secured by a lien that ranks equally with the Senior Secured Notes due 2018. In addition, the estimated net book value of the collateral is substantially less than the outstanding principal amount of the Senior Secured Notes due 2018 and the mortgage on the refinery is limited to a stated maximum principal amount of $450 million. To the extent that the Senior Secured Notes due 2018, any obligations in respect of hedging arrangements and any other obligations secured by the mortgage exceed $450 million, the principal amount of such obligations in excess of such capped amount is not secured by the mortgage. Moreover, by its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. Any additional obligations, and the limited net book value and potential illiquidity of the collateral, may limit the recovery from the realization of the value of such collateral available to satisfy the holders of the Senior Secured Notes due 2018.

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

We own various real property in the states of Pennsylvania, New York, Ohio, and Alabama, upon which, as of August 31, 2014, we operated 194 retail units and two crude oil and six refined product storage terminals. We also own the 78-mile long Kiantone Pipeline, a pipeline which connects our crude oil storage terminal to the refinery’s tank farm. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. We also have easements, right-of-way agreements, leases, permits, and similar agreements that would enable us to build a second pipeline on property contiguous to the Kiantone Pipeline. We also own a partially completed 50 million gallon per year biodiesel facility in Brooklyn, New York.

As of August 31, 2014, we also lease an aggregate of 165 sites in Pennsylvania, New York, and Ohio upon which we operate retail units.

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

The following table sets forth certain historical financial and operating data (the “Selected Information”) as of the end of and for each of the years in the five-year period ended August 31, 2014. The selected income statement, balance sheet, financial and ratio data as of and for each of the five-years ended August 31, 2014 has been derived from our audited consolidated financial statements. The operating information for all periods presented has been derived from our accounting and financial records. The Selected Information set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and Notes thereto in Item 8 and other financial information included elsewhere herein.

	Year Ended August 31,
	2014	2013	2012	2011	2010
	(in thousands)
Income Statement Data:
Net sales	$3,439,218	$3,681,253	$3,730,925	$3,166,876	$2,654,401
Refining operating expenses (1)	117,104	119,549	103,001	106,715	111,078
Selling, general and administrative expenses	162,764	163,874	157,581	149,456	150,825
Operating income (loss)	144,177	328,608	358,350	33,332	(78,091)
Interest expense	26,677	39,530	40,913	40,567	35,177
Interest income	336	495	44	17	6
Other, net	(2,897)	(3,819)	(4,711)	(2,564)	(1,518)
Loss on early extinguishment of debt	—	(18,727)	—	(1,245)	—
Income (Loss) before income tax expense (benefit)	114,939	267,027	312,770	(11,027)	(114,780)
Income tax expense (benefit)	43,826	98,344	121,954	(3,619)	(38,646)
Net income (loss)	71,113	168,683	190,816	(7,408)	(76,134)
Less net income attributable to non-controlling interest	—	—	—	711	—
Net income (loss) attributable to United Refining Company’s stockholder	71,113	168,683	190,816	(8,119)	(76,134)

Balance Sheet Data (at end of period):
Total assets	870,464	796,295	728,330	670,611	637,103
Total debt	239,525	238,706	359,996	381,087	413,053
Total stockholder’s equity	384,225	357,203	141,276	20,753	26,237

(1)	Refinery operating expenses include refinery fuel produced and consumed in refinery operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company performed separate impairment tests on June 1, 2014 for its tradename and other intangible assets using discounted and undiscounted cash flow methods, respectively. The fair value of the tradename and other intangible assets exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing the tradename and intangible assets for impairment.

There were no material changes in the gross carrying amounts of goodwill, tradename, or other intangible assets for fiscal 2014.

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

The percentage of total asset allocation range is as follows:

Asset Class	Minimum	Maximum
Equity	50%	75%
Fixed Income	20%	50%
Alternative Investments	0%	15%
Cash or Cash Equivalents	0%	10%

The discount rate utilized in valuing the benefit obligations of the plans was derived from the rate of return on high quality bonds as of August 31, 2014. Similarly, the rate of compensation utilizes historic increases granted by the Company and the industry as well as future compensation policies. See Note 10 to “Consolidated Financial Statements, Item 8”.

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

General

The Company is engaged in the refining and marketing of petroleum products. In fiscal 2014, approximately 70% and 20% of the Company’s gasoline and distillate production, respectively, was sold through the Company’s network of service stations and truck stops. The balances of the Company’s refined products were sold to wholesale customers. In addition to transportation and heating fuels, primarily gasoline and distillate, the Company is a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company’s profitability is influenced by fluctuations in the market prices of crude oils and refined products. Although the Company’s product sales mix helps to reduce the impact of large short-term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. Specifically, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt, retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise averaged 25.3% for fiscal 2014 and have been between 25.2% and 25.3% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices.

On March 6, 2013, the Company, through its subsidiary United Biofuels, Inc. (“UBI”), acquired a partially completed 50 million gallon per year biodiesel facility in Brooklyn, New York as part of the acquisition by its parent company, United Refining, Inc., of certain assets of Metro Fuel Oil Corp, and its affiliates. UBI has initiated the project to complete and modify the biodiesel plant. Commissioning the modified biodiesel plant is expected at the end of fiscal 2015. The remaining cost of the project is expected to be about $19 million.

The Company includes in costs of goods sold operating expenses incurred in the refining process. Therefore, operating expenses reflect only selling, general and administrative expenses, including all expenses of the retail network, and depreciation and amortization.

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal year 2015. From August 31, 2014 prices for NYMEX WTI crude have fallen $20.14, from $95.96 on August 31, 2014 to $75.82 on November 14, 2014. The lagged 3-2-1 crackspread as measured by the difference between the price of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, have been negatively affected through October. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. Through November 14, 2014 the indicated lagged crackspread for the first quarter of fiscal 2015 was $9.24, a $9.35 or 50% decrease from the average for the fourth quarter of fiscal 2014. The indicated lagged crackspread for our second quarter ending February 28, 2015, calculated as of November 14, 2014 was $14.06.

On July 31, 2014, United Refining Company (the “Company”) and Kiantone Pipeline Corporation, a subsidiary of the Company (“Kiantone” and, together with the Company, the “Company Parties”) on the one hand, and Enbridge Energy Limited Partnership (“EELP”) and Enbridge Pipelines Inc. (“EPI” and, together with EELP, the “Carriers”), on the other hand, entered into a letter agreement (the “Letter Agreement”) with respect to approximately 88.85 miles of pipeline (“Line 10”) owned by the Carriers, which transports crude oil from Canada to the Company’s Kiantone Pipeline in West Seneca, New York which serves the Company’s refinery in Warren, Pennsylvania.

Pursuant to the Letter Agreement, the Company agreed to fund certain integrity costs necessary to maintain Line 10 (the “Integrity Costs”), which aggregate $36 million for the calendar year 2014 and, were paid August 14, 2014. The Carriers will reconcile their actual expenses for the integrity maintenance by June 30, 2015 and the Carriers will refund any excess payments made by the Company and the Company will fund the Carriers’ expenses in excess of the $36 million. Assuming the Company and the Carriers enter into a Put and Call Agreement (as defined and discussed below) on or before December 31, 2014, for each subsequent calendar year through the earlier of the expiration or closing of the purchase rights granted to the Company pursuant to the Put and Call Agreement, the Carriers will provide the Company with an invoice for the Integrity Costs for such calendar year (“Subsequent Year Integrity Costs”). The Carriers’ actual expenses with respect to the integrity maintenance will be reconciled against the Subsequent Year Integrity Costs similarly to the reconciliation for calendar year 2014.

In addition, the Company agreed to pay for half of the cost of replacing certain portions of Line 10 in accordance with a plan agreed to between the Company and the Carriers. The Company will pay 50% of the estimated costs of the replacement project for each segment of Line 10 to be replaced (the “Replacement Costs”) within 30 days of its receipt of an invoice for the same, along with a project management fee of 2 1/4%. On September 2, 2014, the Company paid the Carriers $28 million plus a project management fee of 2 1/4% for 50% of a pipeline replacement project. Each Carrier will initially fund the remaining 50% of the Replacement Costs during construction, provided that the Company will reimburse the Carriers for their actual cost of funds during the construction process. Once construction is complete and each replaced segment of Line 10 is put into service, and assuming the Company has not exercised its rights to purchase Line 10 pursuant to the Put and Call Agreement (as defined and discussed below), the Company will repay the Carriers the 50% of the Replacement Costs they funded over a 10 year period.

Pursuant to the Letter Agreement, the Company and the Carriers will negotiate the terms and conditions of a put and call option agreement for Line 10 (the “Put and Call Agreement”) on or before December 31, 2014. Pursuant to the Put and Call Agreement, the Company would have the right to purchase the Line 10 Pipeline from the Carriers at any time during the next approximately eleven years and the Carriers would have the right to require the Company to purchase the Line 10 Pipeline over a two year period starting at the later of approximately nine years or when all of the replacements are completed.

Kiantone, as the owner of the Kiantone Pipeline, has agreed to guaranty any and all payments due by the Company pursuant to the Letter Agreement.

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

Retail Operations

	Fiscal Year Ended August 31,
	2014	2013	2012
	(in thousands)
Net Sales
Petroleum	$1,415,157	$1,446,453	$1,448,009
Merchandise and other	273,310	275,172	278,038

Total Net Sales	$1,688,467	$1,721,625	$1,726,047
Costs of Goods Sold	$1,529,463	$1,569,040	$1,574,474
Selling, general and administrative expenses	137,936	138,912	132,408
Depreciation and amortization expenses	6,566	6,153	5,691

Segment Operating Income	$14,502	$7,520	$13,474

Retail Operating Data:
Petroleum Sales (thousands of gallons)	385,460	388,903	393,157
Petroleum margin (a)	$89,950	$83,298	$81,406
Petroleum margin ($/gallon) (b)	.2334	.2142	.2071
Merchandise and other margins	$69,052	$69,291	$70,168
Merchandise margin (percent of sales)	25.3%	25.2%	25.2%

(a)	Includes the effect of intersegment purchases from our wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross profit by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Net Sales

2014 vs. 2013

Retail sales decreased during fiscal 2014 by $33.1 million or 1.9% for the comparable period in fiscal 2013 from $1,721.6 million to $1,688.5 million. The decrease was primarily due to a decrease of $31.3 million in petroleum sales and $1.6 million in merchandise sales. The petroleum sales decrease resulted from a 3.4 million gallon or .9% decrease in retail petroleum volume and a 1.3% decrease in retail selling prices per gallon.

2013 vs. 2012

Retail sales decreased during fiscal 2013 by $4.4 million or .3% for the comparable period in fiscal 2012 from $1,726.0 million to $1,721.6 million. The decrease was primarily due to a decrease of $1.6 million in petroleum sales and $2.8 million in merchandise sales. The petroleum sales decrease resulted from a 4.3 million gallon or 1.8% decrease in retail petroleum volume offset by a 1.0% increase in retail selling prices per gallon.

Costs of Goods Sold

2014 vs. 2013

Retail costs of goods sold decreased during fiscal 2014 by $39.6 million or 2.5% for the comparable period in fiscal 2013 from $1,569.0 million to $1,529.4 million. The decrease was primarily due to $51.2 million in petroleum volume and prices, and merchandise cost of $1.6 million offset by an increase of $13.2 million in fuel tax. This tax increase was due primarily to the increase in Pennsylvania fuels tax.

2013 vs. 2012

Retail costs of goods sold decreased during fiscal 2013 by $5.4 million or .3% for the comparable period in fiscal 2012 from $1,574.4 million to $1,569.0 million. The decrease was primarily due to, freight cost of $9.7 million, merchandise cost of $2.0 million and fuel tax of $.4 million offset by an increase of $6.7 million in petroleum purchase prices.

Selling, General and Administrative Expenses

2014 vs. 2013

Retail Selling, General and Administrative (“SG&A”) expenses decreased during fiscal 2014 by $1.0 million or .7% for the comparable period in fiscal 2013 from $138.9 million to $137.9 million. The decrease was due in part to a reduction in pension costs of $.5 million, environmental costs of $.6 million, credit costs of $.4 million and payroll costs of $.5 million offset by an increase in maintenance costs of $1.0 million.

2013 vs. 2012

SG&A expenses increased during fiscal 2013 by $6.5 million or 4.9% for the comparable period in fiscal 2012 from $132.4 million to $138.9 million. The increase was due to maintenance expenses of $1.0 million, payroll costs of $.8 million, pension and post-retirement costs of $.6 million, environmental costs of $.5 million, advertising costs of $.3 million, supplies of $.3 million, retail fixed asset retirements of $.9 million and a gain on the sale of fixed assets in fiscal 2012 that reduced SG&A during that period.

Wholesale Operations

	Fiscal Year Ended August 31,
	2014	2013	2012
	(in thousands)
Net Sales (a)	$1,750,751	$1,959,628	$2,004,878
Costs of Goods Sold (exclusive of depreciation, amortization and (gains) losses on derivative contracts)	1,571,010	1,590,535	1,623,551
(Gains) losses on derivative contracts	—	2,319	(28,848)
Selling, general and administrative expenses	24,828	24,962	25,173
Depreciation, amortization and asset impairments	25,238	20,724	40,126

Segment Operating Income	$129,675	$321,088	$344,876

Key Wholesale Operating Statistics

	Fiscal Year Ended August 31,
	2014	2013	2012
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	8,864	9,748	10,055
Distillates	4,898	5,451	5,635
Asphalt	6,644	7,138	7,299
Butane, propane, residual products, internally produced fuel and other	2,594	2,534	2,414

Total Product Yield	23,000	24,871	25,403

% Heavy Crude Oil of Total Refinery Throughput (a)	61%	60%	60%
Crude throughput (thousand barrels per day) (b)	57.8	63.1	64.8

Product Sales (thousands of barrels) (c)
Gasoline and gasoline blendstock	5,457	6,152	6,142
Distillates	3,868	4,390	4,475
Asphalt	6,892	7,418	7,500
Other	772	844	836

Total Product Sales Volume	16,989	18,804	18,953

Product Sales (dollars in thousands) (c)
Gasoline and gasoline blendstock	$631,746	$740,233	$726,001
Distillates	500,337	576,570	573,965
Asphalt	573,605	595,267	657,158
Other	45,063	47,558	47,754

Total Product Sales	$1,750,751	$1,959,628	$2,004,878

(a)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.
(b)	See also Item 1, Refining Operations.
(c)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.

Net Sales

2014 vs. 2013

Wholesale sales decreased during fiscal 2014 by $208.9 million or 10.7% for the comparable period in fiscal 2013 from $1,959.6 million to $1,750.7 million. The decrease was due to a 1.1% decrease in wholesale prices and a 9.6% decrease in wholesale volume, primarily resulting from a planned refinery turnaround during the third fiscal quarter. See also Item 1, Refining Operations.

2013 vs. 2012

Wholesale sales decreased during fiscal 2013 by $45.3 million or 2.3% for the comparable period in fiscal 2012 from $2,004.9 million to $1,959.6 million. The decrease was due to a 2.3% decrease in wholesale prices and a .8% decrease in wholesale volume.

Costs of Goods Sold (exclusive of depreciation, amortization and (gains) losses on derivative contracts)

2014 vs. 2013

Wholesale costs of goods sold decreased during fiscal 2014 by $19.5 million or 1.2% for the comparable period in fiscal 2013 from $1,590.5 million to $1,571.0 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost of raw materials.

2013 vs. 2012

Wholesale costs of goods sold decreased during fiscal 2013 by $33.0 million or 2.0% for the comparable period in fiscal 2012 from $1,623.5 million to $1,590.5 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost of raw materials.

(Gains) Losses on Derivative Contracts

2014

During fiscal year 2014, the Company did not have any outstanding derivative contracts.

2013

During fiscal year 2013, the Company recognized a $2.3 million loss in costs and expenses in its Consolidated Statements of Operations.

Selling, General and Administrative Expenses

2014 vs. 2013

Wholesale SG&A expenses remained relatively constant during fiscal 2014 to the comparable period in fiscal 2013.

2013 vs. 2012

Wholesale SG&A expenses remained relatively constant during fiscal 2013 to the comparable period in fiscal 2012.

Depreciation, Amortization and Asset Impairments

2014 vs. 2013

Depreciation, amortization and asset impairments increased during fiscal 2014 by $4.5 million for the comparable period for fiscal 2013 from $20.7 million to $25.2 million. This increase was due primarily to an increase in turnaround amortization.

2013 vs. 2012

Depreciation, amortization and asset impairments decreased during fiscal 2013 by $19.4 million for the comparable period for fiscal 2012 from $40.1 million to $20.7 million. This decrease was due primarily to a charge of $20.1 million resulting from the write-off of certain design costs associated with the Company’s coker facility project in fiscal 2012. See Note 4 to the “Company’s Consolidated Financial Statements, Item 8”.

Interest Expense, Net

2014 vs. 2013

Net interest expense (interest expense less interest income) decreased during fiscal 2014 by $12.8 million for the comparable period for fiscal 2013 from $39.1 million to $26.3 million. The decrease was due to the redemption of $127.8 million aggregate principal amount of Senior Notes due 2018 on August 30, 2013.

2013 vs. 2012

Net interest expense (interest expense less interest income) decreased during fiscal 2013 by $1.8 million for the comparable period for fiscal 2012 from $40.9 million to $39.1 million. The decrease was due to the discount on new Senior Notes and by reduced borrowing activity.

Income Tax Expense / (Benefit)

Our fiscal 2014 and 2013 effective tax rates were approximately 38% and 37%, respectively.

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

The following table summarizes selected measures of liquidity and capital sources:

	August 31, 2014	August 31, 2013
	(in thousands)
Cash and cash equivalents	$99,037	$158,537
Working capital	$292,738	$374,572
Current ratio	3.1	4.6
Debt	$239,525	$238,706

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations. We continuously evaluate our capital budget; however, management does not foresee any significant increase in maintenance and non-discretionary capital expenditures during fiscal 2015 that would impact future liquidity or capital resources. Maintenance and non-discretionary capital expenditures have averaged approximately $6 million annually over the last three years for the refining and marketing operations and management currently projects this capital expenditure to be approximately $8 - $10 million for fiscal 2015.

On June 18, 2013, the Company amended its Revolving Credit Facility (“Amended and Restated Revolving Credit Facility”) with PNC Bank, National Association as Administrator (the “Agent”). The expiration date of the Amended and Restated Revolving Credit Facility was extended to November 29, 2017 and the commitment fee on the unused balance of the facility was reduced to 0.25%. The maximum facility commitment remains at $175,000,000. See Note 8 to the “Company’s Consolidated Financial Statements, Item 8”.

On August 30, 2013 the Company redeemed $127,750,000 aggregate principal amount of its outstanding $365,000,000 Senior Secured Notes due 2018. Funding for the redemption was provided by the Company’s sale of $141,163,750 of 6.00% Fixed Rate Cumulative Perpetual Preferred Stock Series A (“Preferred Stock”, see

Note 13) to URI, its parent (see Note 14). In accordance with the indenture governing the Senior Secured Notes due 2018, the Company obtained an opinion concerning the fairness from a financial point of view of the issuance of the Preferred Stock to URI.

The Senior Secured Notes due 2018 were redeemed at a redemption price of 110.50% of the principal amount thereof, plus accrued and unpaid interest to August 30, 2014. In connection with the redemption, a loss of $18,727,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $13,414,000, a write-off of deferred financing costs of $1,998,000 and a write-off of unamortized debt discount of $3,315,000.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During fiscal 2014, significant uses of cash are summarized in the table below under “Significant Uses of Cash”:

Significant Uses of Cash

The changes in cash for the fiscal year ended August 31, 2014 are described below.

The cash used in working capital is shown below:

Fiscal Year Ended
August 31, 2014
(in millions)
Cash used in working capital items:
Accounts receivable decrease	$24.7
Refundable income tax decrease	14.9
Accounts payable increase	9.1
Sales, use and fuel taxes payable increase	1.3
Amounts due from affiliated companies, net	1.1
Inventory increase	(20.5)
Prepaid expense increase	(17.0)
Prepaid income taxes increase	(13.7)
Income taxes payable decrease	(8.6)

Total change	$(8.7)

The decrease of available cash on hand of $59.5 million includes $1.4 million of net cash received from proceeds of long-term debt, relating to capital leases. Other cash uses included:

•	Fund operating activities used in working capital items of $8.7 million

•	Fund capital expenditures and deferred turnaround costs of $91.5 million

•	Fund deferred integrity and replacement cost of $36.8 million

•	Distribution to parent under tax sharing agreement of $3.0 million

•	Dividends to preferred stockholder and common stockholder of $38.9 million

•	Scheduled long-term debt repayments of $2.0 million

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and available borrowings under our Amended and Restated Revolving Credit Facility of $175,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on May 18, 2016. Under the Amended and Restated Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate the Federal Funds Open Rate plus 1.5%; or the Daily LIBOR rate plus 3%; plus an applicable margin of 0% to .5%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.75% to 3.25%. The Agent Bank’s prime rate at August 31, 2014 was 3.25%.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility.

We had outstanding letters of credit of $8,752,000 as of August 31, 2014. As of August 31, 2014, we had no outstanding borrowings under the Revolving Credit Facility resulting in net availability of $166,248,000.

The Company’s 10.5% First Senior Secured Notes mature in 2018, at which time the Company will either have to pay the principal amount in full or refinance the Notes.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of August 31, 2014 and is based on information appearing in the Notes to the Consolidated Financial Statements in Item 8:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Long-term debt	$244,561	$1,551	$2,912	$237,651	$2,447
Operating leases	68,879	13,126	23,228	16,130	16,395
Interest on 10.5% Senior Notes due 2/28/2018 (a) (b) (c)	87,189	24,911	49,822	12,456	—

Total contractual cash obligations (d)	$400,629	$39,588	$75,962	$266,237	$18,842

(a)	On March 8, 2011, the Company sold $365,000,000 of the Senior Secured Notes due 2018 for $352,020,600, resulting in original issue discount of $12,979,400, which will be amortized over the life of the Senior Secured Notes due 2018 using the interest method and is not reflected in this table. The net proceeds of the offering of $344,249,000 were used to fund the tender offer for all of its outstanding Senior Notes due 2012, pay accrued interest of $3,400,000 there on and a redemption premium related thereto. See Note 9 to “Consolidated Financial Statements, Item 8”.
(b)	On August 30, 2013 the Company redeemed $127,750,000 aggregate principal amount of its outstanding $365,000,000 Senior Secured Notes due 2018. The Senior Secured Notes due 2018 were redeemed at a redemption price of 110.50% of the principal amount thereof, plus accrued and unpaid interest to August 30, 2013. In connection with the redemption, a loss of $18,727,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $13,414,000, a write-off of deferred financing costs of $1,998,000 and a write-off of unamortized debt discount of $3,315,000.
(c)	The above does not reflect our long term Amended and Restated Revolving Credit Facility, which had a balance of $0 as of August 31, 2014. The applicable margin varies with our facility’s average unused availability calculation See Notes 8 and 9 to “Consolidated Financial Statements, Item 8”.
(d)	Pension obligations are not included since payments are not known.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2016, with early application prohibited. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We use our Amended and Restated Revolving Credit Facility to finance a portion of our operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose us to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds rate or the LIBOR rate.

We have exposure to price fluctuations of crude oil and refined products. We do not manage the price risk related to all of our inventories of crude oil and refined products with a permanent formal hedging program, but we do manage our risk exposure by managing inventory levels and by selectively applying hedging activities. At August 31, 2014, the Company had no future positions hedging crude or product inventories.

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

At August 31, 2014, we were exposed to the risk of market price declines with respect to a substantial portion of our crude oil and refined product inventories.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Refining Company

Warren, Pennsylvania

We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholder’s equity and cash flows for each of the three years in the period ended August 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, New York

November 21, 2014

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	August 31,
	2014	2013
Assets
Current:
Cash and cash equivalents	$99,037	$158,537
Accounts receivable, net	92,391	125,196
Refundable income taxes	6,000	20,890
Inventories, net	151,472	130,966
Prepaid income taxes	13,674	—
Prepaid expenses and other assets	67,168	42,093

Total current assets	429,742	477,682
Property, plant and equipment, net	317,519	289,132
Deferred financing costs, net	3,575	4,803
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	951	1,057
Deferred integrity and replacement costs, net	64,916	—
Deferred turnaround costs and other assets, net	41,912	11,772

	$870,464	$796,295

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,551	$1,592
Accounts payable	91,881	54,170
Accrued liabilities	18,691	18,715
Income taxes payable	—	8,587
Sales, use and fuel taxes payable	20,550	19,247
Deferred income taxes	2,810	365
Amounts due to affiliated companies, net	1,521	434

Total current liabilities	137,004	103,110
Long term debt: less current installments	237,974	237,114
Deferred income taxes	44,140	29,193
Deferred retirement benefits	67,121	69,675

Total liabilities	486,239	439,092

Commitments and Contingencies
Stockholder’s equity:
Common stock; $.10 par value per share—shares authorized 100; issued and outstanding 100	—	—
Series A Preferred stock; $1,000 par value per share—shares authorized 25,000; issued and outstanding 14,116	14,116	14,116
Additional paid-in capital	156,810	159,844
Retained earnings	222,495	190,333
Accumulated other comprehensive loss	(9,196)	(7,090)

Total stockholder’s equity	384,225	357,203

	$870,464	$796,295

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands)

	Year Ended August 31,
	2014	2013	2012
Net sales	$3,439,218	$3,681,253	$3,730,925

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses (gains) on derivative contracts)	3,100,473	3,159,575	3,198,025
Losses (gains) on derivative contracts	—	2,319	(28,848)
Selling, general and administrative expenses	162,764	163,874	157,581
Depreciation, amortization and asset impairments	31,804	26,877	45,817

	3,295,041	3,352,645	3,372,575

Operating income	144,177	328,608	358,350

Other expense:
Interest expense, net	(26,341)	(39,035)	(40,869)
Other, net	(2,897)	(3,819)	(4,711)
Loss on early extinguishment of debt	—	(18,727)	—

	(29,238)	(61,581)	(45,580)

Income before income tax expense	114,939	267,027	312,770

Income tax expense:
Current	25,050	95,723	101,130
Deferred	18,776	2,621	20,824

	43,826	98,344	121,954

Net income	$71,113	$168,683	$190,816

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended August 31,
	2014	2013	2012
Net income	$71,113	$168,683	$190,816
Other comprehensive (loss) income, net of taxes:
Unrecognized post-retirement (costs) income, net of taxes of $(1,384), $8,003 and $(3,745) for the years ended August 31, 2014, 2013 and 2012, respectively	(2,106)	12,447	(5,389)

Other comprehensive (loss) income	(2,106)	12,447	(5,389)

Total comprehensive income	$69,007	$181,130	$185,427

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount
Balance at August 31, 2011	100	$—	—	$—	$24,789	$10,112	$(14,148)	$20,753
Other comprehensive loss	—	—	—	—	—	—	(5,389)	(5,389)
Contribution from Parent under the Tax Sharing Agreement	—	—	—	—	36	—	—	36
Net income	—	—	—	—	—	190,816	—	190,816
Dividends	—	—	—	—	—	(64,940)	—	(64,940)

Balance at August 31, 2012	100	—	—	—	24,825	135,988	(19,537)	141,276
Other comprehensive income	—	—	—	—	—	—	12,447	12,447
Issuance of preferred stock	—	—	14,116	14,116	127,048	—	—	141,164
Contribution from Parent under the Tax Sharing Agreement	—	—	—	—	1,996	—	—	1,996
Capital contribution related to purchase of assets	—	—	—	—	5,975	—	—	5,975
Net income	—	—	—	—	—	168,683	—	168,683
Dividends	—	—	—	—	—	(114,338)	—	(114,338)

Balance at August 31, 2013	100	—	14,116	14,116	159,844	190,333	(7,090)	357,203
Other comprehensive loss	—	—	—	—	—	—	(2,106)	(2,106)
Distribution to Parent under the Tax Sharing Agreement	—	—	—	—	(3,034)	—	—	(3,034)
Net income	—	—	—	—	—	71,113	—	71,113
Dividends	—	—	—	—	—	(38,951)	—	(38,951)

Balance at August 31, 2014	100	$—	14,116	$14,116	$156,810	$222,495	$(9,196)	$384,225

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended August 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$71,113	$168,683	$190,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and asset impairments	34,147	29,279	49,354
Unrealized gain on derivative contracts	—	—	(43,826)
Non cash portion of loss on early extinguishment of debt	—	5,313	—
Deferred income taxes	18,776	2,621	20,824
Loss (gain) on asset dispositions	1,205	1,119	(1,496)
Cash provided by (used in) working capital items	(8,700)	(40,311)	22,654
Change in operating assets and liabilities:
Other assets, net	736	538	(3,174)
Deferred retirement benefits	(6,044)	(2,871)	(3,268)

Total adjustments	40,120	(4,312)	41,068

Net cash provided by operating activities	111,233	164,371	231,884

Cash flows from investing activities:
Additions to property, plant and equipment	(49,264)	(41,597)	(19,845)
Additions to deferred turnaround costs	(42,195)	(1,241)	(3,725)
Additions to deferred integrity and replacement costs	(36,810)	—	—
Proceeds from asset dispositions	58	81	2,639

Net cash used in investing activities	(128,211)	(42,757)	(20,931)

Cash flows from financing activities:
Distribution (to) from Parent under the Tax Sharing Agreement	(3,034)	1,996	36
Proceeds from sale of preferred stock	—	141,164	—
Dividends to preferred shareholder and stockholder	(38,951)	(114,338)	(64,940)
Proceeds from issuance of long-term debt	1,426	—	—
Principal reductions of long-term debt	(1,963)	(129,439)	(1,169)
Net payments on revolving credit facility	—	—	(24,000)

Net cash used in financing activities	(42,522)	(100,617)	(90,073)

Net (decrease) increase in cash and cash equivalents	(59,500)	20,997	120,880
Cash and cash equivalents, beginning of year	158,537	137,540	16,660

Cash and cash equivalents, end of year	$99,037	$158,537	$137,540

Cash provided by (used in) working capital items:
Accounts receivable, net	$32,805	$(4,597)	$(9,173)
Refundable income taxes	14,890	(20,890)	—
Inventories	(20,506)	25,254	15,660
Prepaid income taxes	(13,674)	—	—
Prepaid expenses and other assets	(25,075)	(22,280)	20,574
Amounts due to affiliated companies, net	1,087	523	3,015
Accounts payable	9,081	11,967	(37,743)
Derivative liability	—	(9,098)	(2,796)
Accrued liabilities	(24)	1,799	1,558
Income taxes payable	(8,587)	(20,344)	26,304
Sales, use and fuel taxes payable	1,303	(2,645)	5,255

Total Change	$(8,700)	$(40,311)	$22,654

Cash paid during the period for:
Interest	$25,561	$38,806	$39,293
Income taxes	$49,366	$135,412	$75,033

Non-cash investing and financing activities:
Deferred integrity and replacement costs	$28,630	$—	$—
Property additions and capital leases	$241	$15,037	$2,224

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

The Company is a wholly-owned subsidiary of United Refining, Inc. (“URI”), a wholly-owned subsidiary of United Acquisition Corp., which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investment securities with maturities of three months or less at date of acquisition to be cash equivalents.

Derivative Instruments

From time to time the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, historically crude oil option contracts (puts) and crackspread option contracts have been used to hedge the volatility of these items. The Company does not enter such contracts for speculative purposes. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its Statement of Operations. The Company includes the carrying amounts of the contracts in derivative liability in its Consolidated Balance Sheet.

At August 31, 2014, the Company had no derivative instruments outstanding as part of its risk management strategy.

For the fiscal years ended August 31, 2014, 2013 and 2012 the Company recognized $0, $2,319,000 and $(28,848,000) of losses (gains) in costs and expenses in its Consolidated Statements of Operations.

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

Deferred Integrity and Replacement Costs

The Company and Kiantone Pipeline Corporation, a subsidiary of the Company, and Enbridge Energy Limited Partnership (“EELP”) and Enbridge Pipelines, Inc. (“EPI” and, together with EELP, the Carriers”), entered into a letter agreement (the “Letter Agreement”) with respect to pipeline (“Line 10”) owned by the Carriers, which transports crude oil from Canada to the Company’s Kiantone Pipeline. Pursuant to the Letter Agreement, the Company agreed to fund certain integrity costs necessary to maintain Line 10, and agreed to pay for half the cost of replacing certain portions of Line 10.

The integrity and replacement costs, are deferred when incurred and amortized on a straight-line basis over the period of benefit, which is approximately 11 years. As of August 31, 2014 and 2013, net deferred integrity and replacement costs amounted to $64,916,000 and $0, respectively. Amortization expense of $524,000, $0 and $0 is included in Costs of Goods Sold for the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

Deferred Maintenance Turnarounds

The cost of maintenance turnarounds, which consist of complete shutdown and inspection of significant units of the refinery at intervals of two or more years for necessary repairs and replacements, are deferred when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 2 to 10 years. As of August 31, 2014 and 2013, deferred turnaround costs included in Deferred Turnaround Costs and Other Assets, amounted to $39,352,000 and $8,476,000, which are net of accumulated amortization of $32,760,000 and $32,202,000, respectively. Amortization expense included in Costs of Goods Sold for the fiscal years ended August 31, 2014, 2013 and 2012 amounted to $11,319,000, $7,082,000 and $7,198,000, respectively.

Amortizable Intangible Assets

The Company amortizes identifiable intangible assets such as brand names, non-compete agreements, leasehold covenants and deed restrictions on a straight line basis over their estimated useful lives which range from 5 to 25 years.

Revenue Recognition

Revenues for products sold by the wholesale segment are recorded upon delivery of the products to our customers, at which time title to those products is transferred and when payment has either been received or collection is reasonably assured. At no point do we recognize revenue from the sale of products prior to the

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transfer of its title. Title to product is transferred to the customer at the shipping point, under pre-determined contracts for sale at agreed upon or posted prices to customers of which collectability is reasonably assured. Revenues for products sold by the retail segment are recognized immediately upon sale to the customer. Included in Net Sales and Costs of Goods Sold are consumer excise taxes of $238,332,000, $225,125,000 and $225,605,000 for the years ended August 31, 2014, 2013 and 2012, respectively.

Cost Classifications

Our Costs of Goods Sold (which excludes depreciation and amortization on property, plant and equipment and (gains) or losses on derivative contracts) include Refining Cost of Products Sold and related Refining Operating expenses.

Refining Cost of Products Sold includes cost of crude oil, other feedstocks, blendstocks, the cost of purchased finished products, amortization of turnaround costs, transportation costs and distribution costs. Retail Cost of Products Sold include cost for motor fuels and for merchandise. Motor fuel cost of products sold represents net cost for purchased fuel. Merchandise cost of products sold includes merchandise purchases, net of merchandise rebates and inventory shrinkage. Wholesale cost of products sold includes the cost of fuel and lubricants, transportation and distribution costs and labor.

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

The Company’s results of operations are included in the consolidated Federal income tax return of the Parent and separately in various state jurisdictions. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. The Company is open to examination for tax years 2002 through 2012, due to the carryback of net operating losses, and there was a federal tax audit for the tax years 2007 through 2010 which has been settled. There are currently state tax audits in process and there are unsettled income tax assessments outstanding in the amount of $45,000. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of interest expense, net and other, net, respectively. No amounts of such expenses are currently accrued.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company purchased approximately 14% and 9% of its cost of goods sold from one vendor during the fiscal years ended August 31, 2014 and 2013, respectively. The Company is not obligated to purchase from this vendor, and, if necessary, there are other vendors from which the Company can purchase crude oil and other petroleum based products. The Company had $0 in accounts payable for the years ended August 31, 2014 and 2013 to these vendors.

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

The Company performed separate impairment tests for its goodwill and tradename using the discounted cash flow method. The fair value of the Company’s reporting units exceeded their carrying values. The fair value of the tradename exceeded its carrying value. The Company has noted no subsequent indication that would require testing its goodwill and tradename for impairment.

Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying value of any of these assets (other than goodwill and tradename) may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. When any such impairment exists, the related assets will be written down to fair value.

Other Comprehensive (Loss) Income

The Company reports comprehensive (loss) income in accordance with ASC 220-10. ASC 220-10 establishes guidelines for the reporting and display of comprehensive (loss) income and its components in financial statements. Comprehensive (loss) income includes charges and credits to equity that is not the result of transactions with the shareholder. Included in other comprehensive loss for the Company is a charge for unrecognized post-retirement costs, which is net of taxes in accordance with ASC 715. The accumulated other comprehensive loss balance is made up entirely of unrecognized post-retirement costs.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2016, with early application prohibited. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

Reclassification

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform with the presentation in the current year.

2.	Accounts Receivable, Net

As of August 31, 2014 and 2013, accounts receivable were net of allowance for doubtful accounts of $1,070,000 and $1,800,000, respectively.

3.	Inventories

Inventories consist of the following:

	August 31,
	2014	2013
	(in thousands)
Crude Oil	$36,667	$21,344
Petroleum Products	63,252	60,094

Total @ LIFO	99,919	81,438

Merchandise	23,983	24,002
Supplies	27,570	25,526

Total @ FIFO	51,553	49,528

Total Inventory	$151,472	$130,966

Included in petroleum product inventories are exchange balances either held for or due from other petroleum marketers. These balances are not significant.

The Company does not own sources of crude oil and depends on outside vendors for its needs.

As of August 31, 2014 and 2013, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $109,711,000, and $108,984,000, respectively. For the fiscal years ended August 31, 2014 and 2013, the Company recorded a charge to Costs of Goods Sold from a LIFO layer liquidation of $1,095,000 and $6,507,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	August 31,
	2014	2013
	(in thousands)
Refinery equipment	$361,822	$343,918
Marketing (i.e. retail outlets)	131,870	121,570
Transportation	12,477	9,883
Construction-in-progress	44,914	30,293

	551,083	505,664
Less: Accumulated depreciation	233,564	216,532

	$317,519	$289,132

On March 6, 2013, the Company, through its subsidiary United Biofuels, Inc. (“UBI”), acquired a partially completed 50 million gallon per year biodiesel facility in Brooklyn, New York as part of the acquisition by its parent company, United Refining, Inc., of certain assets of Metro Fuel Oil Corp, and its affiliates. UBI has initiated the project to complete and modify the biodiesel plant. The Company paid $9,800,000 for such biodiesel facility. Due to having a common owner, the Company recorded the facility based on the carrying value of its parent or $20,735,000. The difference between the carrying value and the amount paid by the Company has been recorded as a capital contribution net of the tax effect of $4,960,000. Commissioning the modified biodiesel plant is expected at the end of fiscal 2015. As of August 31, 2014 the remaining cost of the project is expected to be about $19,000,000.

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

5.	Goodwill and Intangible Assets

As of August 31, 2014 and 2013, the Company’s trade name, goodwill and amortizable intangible assets, included in the Company’s retail segment, were as follows:

	Weighted Average Remaining Life	August 31, 2014		August 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(in thousands)
Amortizable intangible assets:
Deed restrictions	12 yrs.	$800	$405	$800	$373
Leasehold covenants	9 yrs.	1,490	1,001	1,490	927

		$2,290	$1,406	$2,290	$1,300

Non-amortizable assets:
Tradename		$10,500	$—	$10,500	$—
Goodwill		$1,349	$—	$1,349	$—

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for the fiscal years ended August 31, 2014, 2013 and 2012 amounted to $106,000, $107,000 and $106,000, respectively.

Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending August 31, 2019 is estimated to be $106,000 in each year.

6.	Accrued Liabilities

Accrued liabilities include the following:

	August 31,
	2014	2013
	(in thousands)
Interest	$104	$106
Payrolls and benefits	16,972	17,012
Other	1,615	1,597

	$18,691	$18,715

7.	Leases

The Company occupies premises, primarily retail gas stations and convenience stores and office facilities under long-term leases which require minimum annual rents plus, in certain instances, the payment of additional rents based upon sales. The leases generally are renewable for one to three five-year periods.

As of August 31, 2014 and 2013, capitalized lease obligations, included in long-term debt, amounted to $3,021,000 and $3,124,000, respectively, inclusive of current portion of $109,000 and $102,000, respectively. The related assets (retail gas stations and convenience stores) as of August 31, 2014 and 2013 amounted to $2,620,000 and $2,805,000, net of accumulated amortization of $869,000 and $684,000, respectively. Lease amortization amounting to $185,000, $145,000 and $89,000 for the years ended August 31, 2014, 2013 and 2012, respectively is included in depreciation and amortization expense.

Future minimum lease payments as of August 31, 2014 are summarized as follows:

Year ended August 31,	Capital Leases	Operating Leases
	(in thousands)
2015	$525	$13,126
2016	513	12,407
2017	513	10,821
2018	514	8,620
2019	478	7,510
Thereafter	5,255	16,395

Total minimum lease payments	7,798	68,879
Less: Minimum sublease rents	—	108

Net minimum lease payments	7,798	$68,771

Less: Amount representing interest	4,777

Present value of net minimum lease payments	$3,021

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net rent expense for operating leases amounted to $13,243,000, $13,135,000 and $12,502,000 for the years ended August 31, 2014, 2013 and 2012, respectively.

8.	Credit Facility

On June 18, 2013, the Company amended its Revolving Credit Facility (“Amended and Restated Revolving Credit Facility”) with PNC Bank, National Association as Administrator (the “Agent”). The expiration date of the Amended and Restated Revolving Credit Facility was extended to November 29, 2017 and the commitment fee on the unused balance of the facility was reduced to 0.25%. The maximum facility commitment remains at $175,000,000 and interest will now be calculated as follows: a) for base rate borrowings, at the greater of the Agent’s prime rate, federal funds open rate plus 0.5% or the daily LIBOR rate plus 1.0% plus the applicable margin of .75% to 1.75% and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.25% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s unused availability under the facility.

The Amended and Restated Revolving Credit Facility continues to be secured primarily by certain cash accounts, accounts receivable and inventory which amounted to $289,955,000 as of August 31, 2014. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility. The participating banks in the Amended and Restated Revolving Credit Facility are PNC Bank, National Association, Bank of America, N.A., Manufacturers and Traders Trust Company, and Bank Leumi USA.

As of August 31, 2014 and 2013, there were no Base-Rate borrowings nor Euro-Rate borrowings outstanding under the agreement. $8,753,000 and $6,533,000 of letters of credit were outstanding under the agreement as of August 31, 2014 and 2013, respectively. The weighted average interest rate for Base-Rate borrowing for the years ended August 31, 2014 and 2013 was 4.00% and 0%, respectively. The weighted average interest rate for Euro-Rate borrowings for the years ended August 31, 2014 and 2013 was 0%. The Company pays a commitment fee of .25% per annum on the unused balance of the facility. All bank related charges are included in Other, net in its Consolidated Statements of Operations.

9.	Long-Term Debt

On August 30, 2013 the Company redeemed $127,750,000 aggregate principal amount of its outstanding $365,000,000 Senior Secured Notes due 2018. Funding for the redemption was provided by the Company’s sale of $141,163,750 aggregate principal amount of 6.00% Fixed Rate Cumulative Perpetual Preferred Stock Series A to URI, its parent (see Note 14). In accordance with the indenture governing the Senior Secured Notes due 2018, the Company obtained an opinion concerning the fairness from a financial point of view with the issuance of the Preferred Stock to URI.

The Senior Secured Notes due 2018 were redeemed at a redemption price of 110.50% of the principal amount thereof, plus accrued and unpaid interest to August 30, 2013. In connection with the redemption, a loss of $18,727,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $13,413,000, a write-off of deferred financing costs of $1,999,000 and a write-off of unamortized debt discount of $3,315,000.

On March 8, 2011, the Company sold $365,000,000 of Senior Secured Notes due 2018 for $352,020,600, resulting in original issue discount of $12,979,400, which is being amortized over the life of the Senior Secured Notes due 2018 using the interest method. The net proceeds of the offering of $344,249,000 were used to retire all of its outstanding 10 1/2% Senior Notes due 2012, pay accrued interest of $3,400,000 and a redemption premium related thereto. A loss of $1,245,000 on the early extinguishment of debt was recorded consisting of a

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redemption premium of $915,000, a write-off of unamortized net debt premium of $1,153,000 and a write-off of deferred financing costs of $1,483,000. The Senior Secured Notes due 2018 are guaranteed on an unsecured basis by all of the Company’s domestic subsidiaries existing at March 8, 2011. The Senior Secured Notes due 2018 are secured on a first-priority basis by the Company’s assets comprising its refinery located in Warren, Pennsylvania and the capital stock of its pipeline subsidiary, subject to permitted liens. The Senior Secured Notes due 2018 will rank equally with all of the Company’s existing and future senior indebtedness that is not subordinate in right of payment to the Senior Secured Notes due 2018.

Both the Indenture of the Senior Secured Notes and the facility (See Note 8 to “Consolidated Financial Statements”) require that the Company maintain certain financial covenants. The facility requires the Company to meet certain financial covenants, as defined in the facility, a minimum Fixed Charge Coverage Ratio and a minimum Consolidated Net Worth. In addition, the facility limits the amount the Company can distribute for capital and operating leases. Both the facility and the Indenture of the Senior Secured Notes restrict the amount of dividends payable and the incurrence of additional Indebtedness. As of August 31, 2014 the Company is in compliance with covenants under the facility and the Indenture.

A summary of long-term debt is as follows:

	August 31,
	2014	2013
	(in thousands)
Long-term debt:
10.50% Senior Secured Notes due February 28, 2018, net of unamortized discount of $5,036 and $6,151, respectively	$232,214	$231,099
Other long-term debt	7,311	7,607

	239,525	238,706
Less: Current installments of long-term debt	1,551	1,592

Total long-term debt, less current installments	$237,974	$237,114

The principal amount of long-term debt matures as follows:

Year ended August 31,
(in thousands)
2015	$1,551
2016	1,994
2017	918
2018	237,497
2019	154
Thereafter	2,447

244,561
Unamortized discount	5,036

Total	$239,525

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following financing costs have been deferred and are being amortized to expense over the term of the related debt:

	August 31,
	2014	2013
	(in thousands)
Beginning balance	$8,881	$10,880
Current year additions	—	—

Total financing costs	8,881	10,880
Less:
Deferred financing costs associated with debt retirement	—	1,999
Accumulated amortization	5,306	4,078

	$3,575	$4,803

Amortization expense for the fiscal years ended August 31, 2014, 2013 and 2012 amounted to $1,228,000, $1,669,000 and $1,667,000, respectively.

10.	Employee Benefit Plans

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

Net periodic pension cost and post-retirement healthcare benefit cost consist of the following components for the years ended August 31, 2014, 2013 and 2012:

	Pension Benefits			Other Post-Retirement Benefits
	2014	2013	2012	2014	2013	2012
	(in thousands)
Service cost	$597	$652	$993	$774	$940	$1,114
Interest cost on benefit obligation	5,204	4,511	5,037	2,072	1,884	2,428
Expected return on plan assets	(5,569)	(5,160)	(4,717)	—	—	—
Curtailment effect	—	—	126	—	—	—
Amortization of transition obligation	—	—	2	—	—	—
Amortization and deferrals	697	1,210	599	(1,860)	123	(662)

Net periodic benefit cost	$929	$1,213	$2,040	$986	$2,947	$2,880

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

Other changes in plan assets and benefit obligation recognized in Other Comprehensive Income consist of the following for the fiscal years ended August 31, 2014 and 2013 (in thousands):

	Pension Benefits		Other Post-Retirement Benefits
	2014	2013	2014	2013
Current year actuarial (gain) / loss	$4,702	$(11,796)	$162	$(7,322)
Amortization of actuarial gain / (loss)	(697)	(1,209)	(5,073)	(7,056)
Current year prior service (credit) / cost	—	—	(2,537)	—
Amortization of prior service credit / (cost)	—	(1)	6,933	6,933

Total recognized in other comprehensive (income) / loss	$4,005	$(13,006)	$(515)	$(7,445)

Total recognized in net periodic benefit cost and other comprehensive (income)/loss	$4,934	$(11,793)	$471	$(4,498)

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended August 31, 2014 and 2013:

	Pension Benefits		Other Post-Retirement Benefits
	2014	2013	2014	2013
	(in thousands)
Change in benefit obligation:
Benefit obligation @ beginning of year	$107,141	$116,359	$45,700	$52,126
Service cost	597	652	774	940
Interest cost	5,204	4,511	2,073	1,884
Plan amendments	—	—	(2,538)	—
Curtailment	(69)	—	—	—
Medicare act subsidy effect	—	—	—	305
Actuarial (gains) / losses	10,816	(10,320)	162	(7,300)
Benefits paid	(4,480)	(4,061)	(2,458)	(2,255)

Projected benefit obligation @ end of year	119,209	107,141	43,713	45,700

Change in plan assets:
Fair values of plan assets @ beginning of year	80,224	72,408	—	—
Actual return on plan assets	11,613	6,636	—	—
Company contributions	5,888	5,241	2,458	1,950
Benefits paid	(4,480)	(4,061)	(2,458)	(2,255)
Medicare act subsidy effect	—	—	—	305

Fair values of plan assets @ end of year	93,245	80,224	—	—

Unfunded status	$25,964	$26,917	$43,713	$45,700

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Other Post-Retirement Benefits
	2014	2013	2014	2013
	(in thousands)
Amounts recognized in the balance sheet consist of:
Current liability	$—	$—	$2,839	$3,259
Noncurrent liability	25,964	26,917	40,874	42,441

Net amount recognized	$25,964	$26,917	$43,713	$45,700

Note: For plans with assets less than the accumulated benefit obligation (ABO), the aggregate ABO is $119,209,000 and $107,117,000, while the aggregate asset value is $93,245,000 and $80,224,000 for the years ended August 31, 2014 and 2013, respectively.

Amounts recognized in Accumulated Other Comprehensive Income:

	Pension Benefits		Other Post-Retirement Benefits
	2014	2013	2014	2013
	(in thousands)
Accumulated net actuarial loss	$(29,411)	$(25,406)	$(29,465)	$(34,376)
Accumulated prior service cost	—	—	42,722	47,117

Net amount recognized, before tax effect	$(29,411)	$(25,406)	$13,257	$12,741

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

Weighted average assumptions used to determine year end benefit obligations:

	Pension Benefits		Other Post-Retirement Benefits
	2014	2013	2014	2013
Discount rate	4.00% - 4.20%	4.80% - 5.00%	3.85%	4.60%
Rate of compensation increase	3.00%	3.00%	N/A	N/A
Health care cost trend
Initial trend	N/A	N/A	7.00%	7.00%
Ultimate trend	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2025	2022

The discount rate assumptions at August 31, 2014 and 2013 were determined independently for each plan. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions). For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted average assumptions used to determine net periodic costs:

	Pension Benefits		Other Post-Retirement Benefits
	2014	2013	2014	2013
Discount rate	4.80% - 5.00%	3.75% - 4.00%	4.60%	3.65%
Expected return on plan assets	5.00% - 7.00%	7.00%	N/A	N/A
Rate of compensation increase	3.00%	3.00%	N/A	N/A
Health care cost trend
Initial trend	N/A	N/A	7.00%	7.25%
Ultimate trend	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2022	2022

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 7.00% and 7.25% for 2014 and 2013, respectively. The rates were assumed to decrease gradually to 5% for medical benefits until 2022 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1 percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease
	(in thousands)
Effect on total of service and interest cost components	$116	$(102)
Effect on post-retirement benefit obligation	1,804	(1,667)

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plans and the allocation strategy currently in place among those classes.

A reconciliation of the above accrued benefit costs to the consolidated amounts reported on the Company’s Consolidated Balance Sheets follows:

	August 31,
	2014	2013
	(in thousands)
Accrued pension benefits	$25,964	$26,917
Accrued other post-retirement benefits	43,713	45,700

	69,677	72,617
Current portion of above benefits, included in payrolls and benefits in accrued liabilities	(2,839)	(3,259)
Supplemental pension and other deferred compensation benefits	283	317

Deferred retirement benefits	$67,121	$69,675

Fair Value of Plan Assets

Our Defined Benefit plans’ assets fall into any of three fair value classifications as defined in ASC 820-10. Level 1 assets are valued based on observable prices for identical assets in active markets such as national security exchanges. Level 2 assets are valued based on a) quoted prices of similar assets in active markets, b) quoted prices for similar assets in inactive markets, c) other than quoted prices that are observable for the asset,

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or d) values that are derived principally from or corroborated by observable market data by correlation or other means. There are no Level 3 assets held by the plans as defined by ASC 820-10. The fair value of our plan assets as of August 31, 2014 and 2013 is as follows (in thousands):

Asset Category	August 31, 2014	Level 1	Level 2	Level 3
Cash Equivalents	$180	$180	$—	$—
Mutual Funds	45,634	45,634	—	—
Equities	47,431	47,431	—	—
Fixed Income	—	—	—	—

Total	$93,245	$93,245	$—	$—

Asset Category	August 31, 2013	Level 1	Level 2	Level 3
Cash Equivalents	$4,069	$4,069	$—	$—
Mutual Funds	24,646	24,646	—	—
Equities	39,699	39,699	—	—
Fixed Income	11,810	9,361	2,449	—

Total	$80,224	$77,775	$2,449	$—

The pension plans weighted-average target allocation for the year ended August 31, 2014 and strategic asset allocation matrix as of August 31, 2014 and 2013 are as follows:

	Target Allocation	Plan Assets @ 8/31
Asset Category	2014	2014	2013
Equity Securities	50 - 75%	51%	61%
Debt Securities	20 - 50%	49%	25%
Alternative Investments	0 - 15%	0%	9%
Cash/Cash Equivalents	0 - 10%	0%	5%

		100%	100%

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under ASC 715-30-25, the transition obligation, prior service costs, and actuarial (gains)/losses are recognized in Accumulated Other Comprehensive Income each August 31 or any interim measurement date, while amortization of these amounts through net periodic benefit cost will occur in accordance with ASC 715-30 and ASC 715-60. The estimated amounts that will be amortized in 2015 are as follow:

Estimated 2015 Amortization	Pension Benefits	Other Post-Retirement Benefits
	(in thousands)
Prior service cost (credit) amortization	$—	$(7,351)
Net loss amortization	724	4,199

Total	$724	$(3,152)

The following contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Post-Retirement Benefits
Employer Contributions		Gross	(Subsidy receipts)
	(in thousands)
FYE 8/31/2015 (expected)	$4,372	$2,758	$(250)

Expected Benefit Payments for FYE 8/31
2015	$5,559	$2,894	$(250)
2016	5,757	3,123	(281)
2017	5,911	3,339	(315)
2018	6,268	3,633	(352)
2019	6,523	4,070	(390)
2020 - 2024	36,311	26,385	(2,597)

The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets. For the postretirement benefit plan, the contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets.

The Company’s postretirement benefit plan is affected by The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Beginning in 2006, the Act provides a Federal subsidy payment to companies providing benefit plans that meet certain criteria regarding their generosity. The Company expects to receive those subsidy payments. The Company has accounted for the Act in accordance with ASC 715-60-05-8, which requires, in the Company’s case, recognition on August 31, 2004. The benefit obligation as of that date

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reflects the effect of the federal subsidy, and this amount is identified in the table reconciling the change in benefit obligation above. The estimated effect of the subsidy on cash flow is shown in the accompanying table of expected benefit payments above. The expected subsidy reduced net periodic postretirement benefit cost by $4,185,000, as compared with the amount calculated without considering the effects of the subsidy.

The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company’s contributions to these plans amounted to $2,752,000, $2,604,000 and $1,839,000 for the years ended August 31, 2014, 2013 and 2012, respectively.

11.	Income Taxes

Income tax expense consists of:

	Year Ended August 31,
	2014	2013	2012
	(in thousands)
Federal:
Current	$20,431	$78,569	$83,571
Deferred	14,453	4,154	13,806

	34,884	82,723	97,377

State:
Current	4,619	17,154	17,559
Deferred	4,323	(1,533)	7,018

	8,942	15,621	24,577

	$43,826	$98,344	$121,954

Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income before income tax expense is as follows:

	Year Ended August 31,
	2014	2013	2012
	(in thousands)
U. S. federal income taxes at the statutory rate	$40,243	$93,465	$109,486
State income taxes, net of Federal benefit	5,758	10,113	16,012
Domestic production activity deduction	(2,068)	(5,391)	(3,500)
Permanent items	405	863	458
Employment credits	(845)	(722)	(616)
Other	333	16	114

Income tax expense	$43,826	$98,344	$121,954

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax liabilities (assets) are comprised of the following:

	August 31,
	2014	2013
	(in thousands)
Current deferred income tax liabilities (assets):
Inventory valuation	$5,901	$5,681
Accounts receivable allowance	(442)	(895)
Accrued liabilities	(3,863)	(4,560)
Other	1,214	139

	2,810	365

Deferred income tax liabilities (assets):
Property, plant and equipment	71,540	58,694
Accrued liabilities	(26,924)	(27,386)
State net operating loss carryforwards	(7,927)	(8,605)
Valuation allowance	2,837	3,030
Other	4,614	3,460

	44,140	29,193

Net deferred income tax liability	$46,950	$29,558

The Company’s results of operations are included in the consolidated Federal tax return of the Parent, See Note 13 to “Consolidated Financial Statements”. The Company has no Federal net operating loss carryforwards for regular tax purposes. For state purposes, three entities have Pennsylvania net operating loss carry forwards of $78,000,000, $44,000,000 and $1,209,000, respectively, which will expire between fiscal year 2022 and 2034. Pennsylvania limits the amount of net operating loss carry forwards which can be used to offset Pennsylvania taxable income to the greater of $3,000,000 or 20% of Pennsylvania taxable income prior to the net operating loss deduction. Due to these limitations, the Company has recognized valuation allowances, net of a federal benefit, of $2,837,000 and $3,030,000 at August 31, 2014 and 2013, respectively, for Pennsylvania net operating loss carry forwards not anticipated to be realized before expiration.

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

The fair value of long-term debt (See Note 9 to “Consolidated Financial Statements”) was determined using the fair market value of the individual debt instruments. As of August 31, 2014, the carrying amount and estimated fair value of these debt instruments approximated $239,525,000 and $259,485,000, respectively.

13.	Stockholder’s Equity

On July 26, 2013, the Board of Directors of the Company and the Company’s sole stockholder, URI, approved, and the Company filed with the Secretary of State of the Commonwealth of Pennsylvania, an

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amended and Restated Articles of Incorporation of the Company (the “Amendment”). Pursuant to the Amendment, the capital stock of the Company was increased from 100 to 50,100, of which 50,000 were designated as preferred stock.

Out of the preferred stock, the Board of Directors created the 6% Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and the Amendment included the designations of the rights and preferences of such series. Among other things, the Series A Preferred Stock, of which the Company is authorized to issue a maximum of 25,000, carry the following rights:

•

The Series A Preferred Stock rank: (i) senior to the Company’s common stock; (ii) senior to all other classes of equity securities other than preferred stock which by their terms do not rank senior to the Series A Preferred Stock; and (iii) on parity with any other series of the Company’s preferred stock that does not provide it ranks junior to the Series A Preferred Stock;

•	The Series A Preferred Stock shall receive dividends at a rate of 6.00% of the Stated Value, which is $10,000, per annum;

•	The Series A Preferred Stock shall have no voting rights unless otherwise required by law;

•

In the event dividends have not been paid in the aggregate amount payable for six or more Dividends Periods, holders of the Series A Preferred Stock shall be entitled to elect two directors to the Board of Directors, who shall remain directors until all accumulated and unpaid dividends on the Series A Preferred Stock have been paid in full or set aside for payment. Upon the payment or set aside of such dividends, the term of office of the directors appointed by the holders of the Series A Preferred Stock shall terminate and the size of the Board of Directors shall automatically decrease by two; and

•

The Series A Preferred Stock are perpetual and have no maturity date. However, the Company may, at its option, redeem shares of the Series A Preferred Stock, in whole or in part, on any Dividend Repayment Date on or after July 26, 2023 at a price of $10,000 per share plus accrued and unpaid dividends.

On July 26, 2013, the Company issued 14,116.375 shares of Series A $1,000 par value per share to United Refining, Inc., its parent. The proceeds from the issuance in the amount of $141,163,750 were used to redeem $127,750,000 of the Company’s Senior Secured Notes due 2018, which redemption occurred on August 30, 2013. In accordance with the Indenture governing the Senior Secured Notes due 2018, the Company obtained an opinion concerning the fairness from a financial point of view of the issuance of the Series A Preferred Stock to URI.

14.	Transactions with Affiliated Companies

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental fee which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2014, 2013 and 2012, $5,360,000, $5,319,000 and $5,049,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 10 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2014, 2013 and 2012, the Company billed the affiliate

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1,207,000, $1,229,000 and $1,289,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2014 and 2013, the Company had a (payable) receivable to the affiliate of $(151,000) and $32,000, respectively, under the terms of the agreement, which is included in Amounts Due from Affiliated Companies, Net.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2014, 2013 and 2012, the Company billed the affiliate $2,165,000, $2,219,000 and $2,250,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 51 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2014, 2013 and 2012, net sales to the affiliate amounted to $191,828,000, $207,104,000 and $198,785,000, respectively. As of August 31, 2014 and 2013, the Company had a payable to the affiliate of $1,355,000 and $635,000, respectively, under the terms of the agreement, which is included in Amounts Due To/From Affiliated Companies, net.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2014, 2013 and 2012, such fees amounted to approximately $2,000,000, $2,000,000, and $2,000,000, respectively, which is included in Selling, General and Administrative Expenses.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to the tax years ended August 31, 2014, 2013 and 2012 amounted to $(2,903,000), $1,996,000 and $36,000, respectively and have been recorded as a capital (distribution) contribution. As of August 31, 2014 and 2013, the Company had a receivable from the Parent of $0 and $169,000, respectively, under the terms of the Tax Sharing Agreement.

During the years ended August 31, 2014, 2013 and 2012, the Company incurred $420,000, $420,000 and $357,000, respectively, as its share of occupancy expenses for its offices in New York that it shares with affiliates of the Company. Such offices are located in a building owned by John A. Catsimatidis.

On July 26, 2013, the Company issued and sold to URI, its sole stockholder and parent, 14,116.375 shares of the Series A Preferred Stock for an aggregate purchase price of $141,163,750 in accordance with the terms and provisions of a Subscription Agreement by and between the Company and URI. The Subscription Agreement contained customary representations and warranties concerning the acquisition of the Series A Preferred Stock by URI and restrictions on the transfer of the Series A Preferred Stock. See Note 13, Stockholders’ Equity, for a description of the terms of the Series A Preferred Stock.

In each of the years ended August 31, 2014 and 2013, the Company made $152,000 of rent payments to a related entity for the lease of a convenience store.

During the years ended August 31, 2014 and 2013, the Company paid $4,399,000 and $0, respectively, to a related captive insurance company (“Captive”). The Captive was established in fiscal 2014 and will provide the Company with “stop-loss” protection in the area of worker’s compensation, general liability and automobile liability.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company receives engineering services from a subsidiary of our Parent company to assist with the construction of its biodiesel facility in Brooklyn, New York. During the fiscal year ended August 31, 2014, the Company paid $475,000 to this entity for such services.

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

The Company also closely monitors all climate change and Greenhouse Gas (“GHG”) legislation, better known as Cap and Trade as well as fuels mandates requiring the increased use of renewable resources in motor fuel. The Company believes, however, that implementation of reasonable, incremental changes over time will not have a material adverse effect on the Company’s consolidated financial position or operations. The ultimate cost of GHG reduction mandates and their effect on our business are, however, unknown until implementing regulations are available. Similarly, the costs of compliance with renewable fuels mandates in the future remains unknown until a final regulatory structure has been adopted.

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

	Year Ended August 31,
	2014	2013	2012
	(in thousands)
Net Sales
Retail	$1,688,467	$1,721,625	$1,726,047
Wholesale	1,750,751	1,959,628	2,004,878

	$3,439,218	$3,681,253	$3,730,925

Intersegment Sales
Wholesale	$875,264	$904,526	$901,472

Operating Income
Retail	$14,502	$7,520	$13,474
Wholesale	129,675	321,088	344,876

	$144,177	$328,608	$358,350

Depreciation, Amortization and Asset Impairments
Retail	$6,566	$6,153	$5,691
Wholesale	25,238	20,724	40,126

	$31,804	$26,877	$45,817

Capital Expenditures (including non-cash portion)
Retail	$11,271	$17,065	$8,433
Wholesale	38,234	39,569	13,636

	$49,505	$56,634	$22,069

	August 31,
	2014	2013
Total Assets
Retail	$186,277	$182,662
Wholesale	684,187	613,633

	$870,464	$796,295

17.	Subsidiary Guarantors

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	August 31, 2014
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$79,356	$19,681	$—	$99,037
Accounts receivable, net	51,452	40,939	—	92,391
Refundable income taxes	6,000	—	—	6,000
Inventories, net	122,161	29,311	—	151,472
Prepaid income taxes	16,918	(3,244)	—	13,674
Prepaid expenses and other assets	62,889	4,279	—	67,168
Intercompany	127,105	1,116	(128,221)	—

Total current assets	465,881	92,082	(128,221)	429,742
Property, plant and equipment, net	199,703	117,816	—	317,519
Deferred financing costs, net	3,575	—	—	3,575
Goodwill and other non-amortizable assets	—	11,849	—	11,849
Amortizable intangible assets, net	—	951	—	951
Deferred integrity and replacement costs, net	64,916	—	—	64,916
Deferred turnaround costs & other assets	39,302	2,610	—	41,912
Investment in subsidiaries	35,811	—	(35,811)	—

	$809,188	$225,308	$(164,032)	$870,464

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$519	$1,032	$—	$1,551
Accounts payable	64,965	26,916	—	91,881
Accrued liabilities	12,315	6,376	—	18,691
Sales, use and fuel taxes payable	16,037	4,513	—	20,550
Deferred income taxes	3,770	(960)	—	2,810
Amounts due to affiliated companies, net	—	1,521	—	1,521
Intercompany	—	128,221	(128,221)	—

Total current liabilities	97,606	167,619	(128,221)	137,004
Long term debt: less current installments	232,946	5,028	—	237,974
Deferred income taxes	28,816	15,324	—	44,140
Deferred retirement benefits	65,595	1,526	—	67,121

Total liabilities	424,963	189,497	(128,221)	486,239

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—
Preferred stock; $1,000 par value per share—shares authorized 25,000; issued and outstanding 14,116	14,116	—	—	14,116
Additional paid-in capital	156,810	16,626	(16,626)	156,810
Retained earnings	222,495	20,143	(20,143)	222,495
Accumulated other comprehensive loss	(9,196)	(976)	976	(9,196)

Total stockholder’s equity	384,225	35,811	(35,811)	384,225

	$809,188	$225,308	$(164,032)	$870,464

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	August 31, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$141,386	$17,151	$—	$158,537
Accounts receivable, net	83,800	41,396	—	125,196
Refundable income taxes	21,944	(1,054)	—	20,890
Inventories, net	101,891	29,075	—	130,966
Prepaid expenses and other assets	37,860	4,233	—	42,093
Intercompany	133,159	6,545	(139,704)	—

Total current assets	520,040	97,346	(139,704)	477,682
Property, plant and equipment, net	179,326	109,806	—	289,132
Deferred financing costs, net	4,803	—	—	4,803
Goodwill and other non-amortizable assets	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,057	—	1,057
Deferred turnaround costs & other assets	9,055	2,717	—	11,772
Investment in subsidiaries	27,503	—	(27,503)	—

	$740,727	$222,775	$(167,207)	$796,295

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$836	$756	$—	$1,592
Accounts payable	31,625	22,545	—	54,170
Accrued liabilities	12,399	6,316	—	18,715
Income taxes payable	8,242	345	—	8,587
Sales, use and fuel taxes payable	14,933	4,314	—	19,247
Deferred income taxes	1,734	(1,369)	—	365
Amounts due to affiliated companies, net	(169)	603	—	434
Intercompany	—	139,704	(139,704)	—

Total current liabilities	69,600	173,214	(139,704)	103,110
Long term debt: less current installments	232,180	4,934	—	237,114
Deferred income taxes	14,325	14,868	—	29,193
Deferred retirement benefits	67,419	2,256	—	69,675

Total liabilities	383,524	195,272	(139,704)	439,092

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—
Preferred stock; $1,000 par value per share—shares authorized 25,000; issued and outstanding 14,116	14,116	—	—	14,116
Additional paid-in capital	159,844	16,626	(16,626)	159,844
Retained earnings	190,333	12,253	(12,253)	190,333
Accumulated other comprehensive loss	(7,090)	(1,394)	1,394	(7,090)

Total stockholder’s equity	357,203	27,503	(27,503)	357,203

	$740,727	$222,775	$(167,207)	$796,295

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2014
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$2,626,015	$1,692,936	$(879,733)	$3,439,218

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	2,445,839	1,534,367	(879,733)	3,100,473
Selling, general and administrative expenses	24,441	138,323	—	162,764
Depreciation and amortization expense	24,182	7,622	—	31,804

	2,494,462	1,680,312	(879,733)	3,295,041

Operating income	131,553	12,624	—	144,177

Other expense:
Interest expense, net	(25,368)	(973)	—	(26,341)
Other, net	(3,298)	401	—	(2,897)
Equity in net income of subsidiaries	7,890	—	(7,890)	—

	(20,776)	(572)	(7,890)	(29,238)

Income before income tax expense	110,777	12,052	(7,890)	114,939

Income tax expense
Current	21,478	3,572	—	25,050
Deferred	18,186	590	—	18,776

	39,664	4,162	—	43,826

Net income	$71,113	$7,890	$(7,890)	$71,113

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$2,864,154	$1,726,422	$(909,323)	$3,681,253

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses on derivative contracts)	2,495,478	1,573,420	(909,323)	3,159,575
Losses on derivative contracts	2,319	—	—	2,319
Selling, general and administrative expenses	24,562	139,312	—	163,874
Depreciation and amortization expense	19,883	6,994	—	26,877

	2,542,242	1,719,726	(909,323)	3,352,645

Operating income	321,912	6,696	—	328,608

Other expense:
Interest expense, net	(38,292)	(743)	—	(39,035)
Other, net	(3,743)	(76)	—	(3,819)
Loss on early extinguishment of debt	(18,727)	—	—	(18,727)
Equity in net income of subsidiaries	4,130	—	(4,130)	—

	(56,632)	(819)	(4,130)	(61,581)

Income before income tax expense	265,280	5,877	(4,130)	267,027

Income tax expense
Current	94,154	1,569	—	95,723
Deferred	2,443	178	—	2,621

	96,597	1,747	—	98,344

Net income	$168,683	$4,130	$(4,130)	$168,683

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2014
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net cash provided by operating activities	$92,535	$18,698	$—	$111,233

Cash flows from investing activities:
Additions to property, plant and equipment	(33,069)	(16,195)	—	(49,264)
Additions to deferred turnaround costs	(41,850)	(345)	—	(42,195)
Additions to deferred integrity and replacement costs	(36,810)	—	—	(36,810)
Proceeds from asset dispositions	56	2	—	58

Net cash used in investing activities	(111,673)	(16,538)	—	(128,211)

Cash flows from financing activities:
Distribution to Parent under the Tax Sharing Agreement	(3,034)	—	—	(3,034)
Dividends to preferred shareholder and stockholder	(38,951)	—	—	(38,951)
Proceeds from issuance of long term debt	—	1,426	—	1,426
Principal reductions of long-term debt	(907)	(1,056)	—	(1,963)

Net cash used in financing activities	(42,892)	370	—	(42,522)

Net decrease in cash and cash equivalents	(62,030)	2,530	—	(59,500)
Cash and cash equivalents, beginning of year	141,386	17,151	—	158,537

Cash and cash equivalents, end of period	$79,356	$19,681	$—	$99,037

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net cash provided by operating activities	$136,168	$28,203	$—	$164,371

Cash flows from investing activities:
Additions to property, plant and equipment	(15,921)	(25,676)	—	(41,597)
Additions to deferred turnaround costs	(1,170)	(71)	—	(1,241)
Proceeds from asset dispositions	70	11	—	81

Net cash used in investing activities	(17,021)	(25,736)	—	(42,757)

Cash flows from financing activities:
Distribution from Parent under the Tax Sharing Agreement	1,996	—	—	1,996
Proceeds from sale of preferred stock	141,164	—	—	141,164
Dividends to stockholder	(114,338)	—	—	(114,338)
Principal reductions of long-term debt	(128,802)	(637)	—	(129,439)

Net cash used in financing activities	(99,980)	(637)	—	(100,617)

Net increase in cash and cash equivalents	19,167	1,830	—	20,997
Cash and cash equivalents, beginning of year	122,219	15,321	—	137,540

Cash and cash equivalents, end of period	$141,386	$17,151	$—	$158,537

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net cash provided by operating activities	$218,688	$13,196	$—	$231,884

Cash flows from investing activities:
Additions to property, plant and equipment	(11,324)	(8,521)	—	(19,845)
Additions to deferred turnaround costs and other assets	(1,385)	(2,340)	—	(3,725)
Proceeds from asset dispositions	40	2,599	—	2,639

Net cash used in investing activities	(12,669)	(8,262)	—	(20,931)

Cash flows from financing activities:
Distribution from Parent under the Tax Sharing Agreement	36	—	—	36
Dividends to stockholder	(64,940)	—	—	(64,940)
Principal reductions of long-term debt	(823)	(346)	—	(1,169)
Net reductions on revolving credit facility	(24,000)	—	—	(24,000)

Net cash used in financing activities	(89,727)	(346)	—	(90,073)

Net increase in cash and cash equivalents	116,292	4,588	—	120,880
Cash and cash equivalents, beginning of year	5,927	10,733	—	16,660

Cash and cash equivalents, end of period	$122,219	$15,321	$—	$137,540

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Quarterly Financial Data (unaudited)

	Net Sales	Operating Profit	Net Income (Loss)
	(in thousands)
2014
First Quarter	$891,715	$5,414	$(1,087)
Second Quarter	773,719	101,837	57,670
Third Quarter	784,269	12,801	3,232
Fourth Quarter	989,515	24,125	11,298
2013
First Quarter	$957,062	$107,823	$59,647
Second Quarter	870,109	114,823	63,562
Third Quarter	883,520	83,688	44,559
Fourth Quarter	970,562	22,274	915

19.	Legal Proceedings.

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

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended), as of August 31, 2014, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014 and concluded that it is effective.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information as of November 21, 2014 with respect to all directors and executive officers of the Company.

Name	Age	Position
John A. Catsimatidis	66	Chairman of the Board, Chief Executive Officer, Director
Myron L. Turfitt	62	President, Chief Operating Officer, Director
Ashton L. Ditka	73	Senior Vice President—Marketing
Michael E. Toole	59	Vice President—Refining
Frederick J. Martin, Jr.	60	Vice President—Supply and Transportation
James E. Murphy	69	Vice President, Chief Financial Officer and Treasurer
John R. Wagner	55	Vice President, General Counsel and Secretary
Martin R. Bring	71	Director
Jacob Feinstein	71	Director
Kishore Lall	67	Director
Douglas Lemmonds	65	Director
Andrew Maloney	83	Director
Dennis Mehiel	72	Director

John A. Catsimatidis has been Chairman of the Board and Chief Executive Officer since February 1986, when his wholly-owned company, United Acquisition Corp., purchased our parent. He also served as President from February 1986 until September 1996. He also is Chairman of the Board, Chief Executive Officer, President, and the founder of Red Apple Group, Inc. (a holding company for certain businesses, including the Company and corporations which operate supermarkets in New York). Mr. Catsimatidis’s broad experience as a senior executive and owner of other operating businesses, his experience as a successful investor in real estate, and his 26 year tenure as Chief Executive Officer of the Company lead us to conclude that he will make significant contributions as a director.

Myron L. Turfitt has been President and Chief Operating Officer since September 1996. From June 1987 to September 1996 he was Chief Financial Officer and Executive Vice President. From August 1983 until June 1987 he was Senior Vice President-Finance and from July 1981 to August 1983, Mr. Turfitt held the position of Vice President, Accounting and Administration. Mr. Turfitt is a CPA with over 40 years of financial and operations experience in all phases of the petroleum business including exploration and production, refining and retail marketing. His experience covers both fully-integrated major oil companies and large independents. Mr. Turfitt’s experience and training as a certified public accountant, his prior experience in other aspects of the petroleum business and his over 31 of financial and operational experience with the Company lead us to conclude that he will make significant contributions as a director.

Ashton L. Ditka has been Senior Vice President-Marketing since July 1990. From December 1989 to July 1990 he was Vice President-Wholesale & Retail Marketing and from August 1976 until December 1989 he was Vice President-Wholesale Marketing. Mr. Ditka has over 49 years of experience in the petroleum industry, including 11 years in retail marketing with Atlantic Richfield Company.

Michael E. Toole has been with United Refining Company for 30 years with over 36 years of experience in the petroleum refining industry. Prior to his employment with United in 1984, Mike worked for UOP LLC for over 6 years. From November of 1984 to August 1991 he held the position of Process Engineer. In September of 1991 he was promoted to Refining Engineer until May 1994 when he became Senior Refining Engineer. In January 2013, he was promoted to Vice President-Refining. He obtained his Bachelor of Science in Chemical Engineering from Cornell University.

Frederick J. Martin, Jr. has been Vice President-Supply and Transportation since February 1993. From 1980 to January 1993 he held other positions with us involving transportation, product supply, crude supply and pipeline and terminal administration.

James E. Murphy has been Chief Financial Officer since January 1997 and in January 2009 also became Treasurer. He was Vice President-Finance from April 1995 to December 1996 and since May 1982 has held other accounting and internal auditing positions with us. Mr. Murphy is a CPA and prior to joining us he had over 15 years of experience in accounting and auditing with banking, public accounting and manufacturing companies.

John R. Wagner has been Vice President, General Counsel and Secretary since August 1997. Prior to joining us, Mr. Wagner served as Counsel to Dollar Bank, F.S.B. from 1988 to August 1997.

Martin R. Bring has served as a Director since 1988. Since November 2004, he has been a partner at the law firm of Ellenoff, Grossman & Schole LLP. Previously he was a stockholder in Anderson, Kill & Olick, P.C., a New York law firm, from February 2002 to November 2004. Prior thereto Mr. Bring was a partner in the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, a Philadelphia, Pennsylvania law firm and its predecessor law firm for more than 5 years. Mr. Bring’s 47 years of experience as a corporate attorney and 28 years of involvement as a legal advisor to the Company lead us to conclude that he will make significant contributions as a director.

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

Kishore Lall has served as a Director since 1997. He is currently Managing Director & Global Head/ Diamonds & Jewelry with Standard Chartered Bank, London. He was Global Head, Business Development, International Diamond and Jewelry Group of ABN AMRO Bank in New York from September 2005 to September 2008. He served as Chief Financial Officer of Gristede’s Foods, Inc. an affiliate of the Company from August 2003 to August 2005 and Executive Vice President-Finance and Administration and Secretary of Gristede’s Foods, Inc. from May 2002 to August 2005. From October 1997 to May 2002 he held the position of Executive Assistant to the Chairman of the board, Red Apple Group, Inc. From January 1997 to October 1997 he served as a consultant to Red Apple Group, Inc. From June 1994 to December 1996 was a private investor. From January 1991 to May 1994 he was Senior Vice President and Head of Commercial Banking of ABN AMRO Bank (New York branch). Mr. Lall’s experience in commercial and investment banking lead us to conclude that he will make significant contributions as a director.

Douglas Lemmonds has served as a Director since 1997. He is currently the owner of MDL Partners Virginia, LLC. Previously he served as Vice President and International Business Manager of Mercuri Urval, a Swedish based global management consultancy and as Executive Vice President at SunTrust Bank. From May 1996 to 2002 he served as Managing Director and Chief Operating Officer, Private Banking-Americas of the Deutsche Bank Group and President of Deutsche Bank Trust Company. Private Banking-Americas operated across four separate legal entities, including a registered investment advisor, a broker-dealer, a trust company and a commercial bank. From June 1991 to May 1996 Mr. Lemmonds was the Regional Director of Private Banking of the Northeast Regional Office of the Bank of America and from August 1973 to June 1991 he held various other positions with Bank of America. Mr. Lemmond’s experience in senior management positions with various banking institutions as well as his consulting experience lead us to conclude that he will continue to make significant contributions as a director.

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

COMPENSATION DISCUSSION AND ANALYSIS

The Summary Compensation Table and supplementary tables that follow describe the compensation paid to our Chairman of the Board and Chief Executive Officer (“CEO”), Vice President and Chief Financial Officer (“CFO”), President and Chief Operating Officer (“COO”), Senior Vice President Marketing and Vice President Refining for 2014.

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

The following table sets forth the compensation paid by the Company to its principal executive officer and principal financial officer and each of the three other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended August 31, 2014.

SUMMARY COMPENSATION TABLE

Name & Principal Position				Change in Pension Value ($)	Other Compensation ($) (1)	Total ($)
		Annual Compensation
	Year	Salary ($)	Bonus ($)
John A. Catsimatidis	2014	$650,000	$1,600,000	$35,112	$20,210	$2,305,322
Chairman of the Board &	2013	650,000	1,600,000	—	21,103	2,271,103
Chief Executive Officer	2012	650,000	1,100,000	81,085	11,064	1,842,149

James E. Murphy	2014	$170,000	$75,000	$19,295	$24,959	$289,254
Vice President &	2013	157,500	70,000	—	23,690	251,190
Chief Financial Officer	2012	151,313	50,000	49,904	18,415	269,632

Myron L. Turfitt	2014	$420,000	$1,200,000	$62,845	$40,272	$1,723,117
President &	2013	420,000	1,200,000	—	36,667	1,656,667
Chief Operating Officer	2012	420,000	700,000	134,581	26,524	1,281,105

Ashton L. Ditka	2014	$240,000	$100,000	$12,235	$30,443	$382,678
Senior Vice President	2013	231,667	100,000	—	30,790	362,457
Marketing	2012	225,479	40,000	52,579	26,573	344,631

Frederick J. Martin	2014	$175,000	$100,000	$92,961	$24,909	$392,870
Vice President	2013	162,550	100,000	—	23,000	285,550
Supply & Transportation	2012	155,888	60,000	198,416	22,551	436,855

(1)	Amounts in this column represent the total of all perquisites (non-cash benefits and perquisites such as the use of employer-owned automobiles, membership dues and other personal benefits), employee benefits (employer cost of life insurance), and employer contributions to defined contribution plans (the 401(K) Plan). Amounts are reported separately under the “All Other Compensations” table below.

2014 ALL OTHER COMPENSATION

Name	Automobile Usage	Company Contribution To 401(k) Plan	Life Insurance Premium	Total All Other
John A. Catsimatidis	$—	$18,000	$2,210	$20,210
James E. Murphy	$6,249	$16,500	$2,210	$24,959
Myron L. Turfitt	$9,567	$28,725	$1,980	$40,272
Ashton L. Ditka	$4,675	$23,667	$2,101	$30,443
Frederick J. Martin	$6,159	$17,000	$1,750	$24,909

PENSION BENEFITS

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefits (1)	Payments During Last Fiscal Year
John A. Catsimatidis	United Refining Company Pension Plan for Salaried Employees	24.50	$869,573	$—
James E. Murphy	United Refining Company Pension Plan for Salaried Employees	28.25	$620,502	$—
Myron L. Turfitt	United Refining Company Pension Plan for Salaried Employees	32.17	$1,253,329	$—
Ashton L. Ditka	United Refining Company Pension Plan for Salaried Employees	34.08	$908,395	$—
Frederick J. Martin	United Refining Company Pension Plan for Salaried Employees	30.42	$1,120,097	$—

(1)	The present value of accumulated benefits increased for all executives during fiscal 2014 due to a decrease in the discount rate change and executives’ change in age.

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

The present value of accumulated benefits in the table above has been determined by an independent actuary. These assumptions for August 31, 2014 include a 3.90% discount rate and the RP 2000 mortality table projected to 2015 with a 15-year phase-in and no collar adjustment, each of which is consistent with the assumptions used for FYE 2011 financial reporting. Further, it was assumed that benefits will commence at the earliest age in which an unreduced benefit is available (age 59.5 or current age if later) and there will be no turnover or death prior to retirement.

DIRECTOR COMPENSATION

The Company pays its non-officer Directors an annual retainer of $15,000 per year and $1,000 for meetings attended. Directors are reimbursed for reasonable travel, meals, lodging and other expenses incidental to attendance at meetings.

2014 Director Compensation

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

(1) Martin R. Bring is a partner in the firm of Ellenoff, Grossman and Schole LLP. Mr. Bring was paid $204,000 on a retainer basis for legal and consulting services during fiscal 2014.

(2) Chairman of the Board and Chief Executive Officer of the Company.

(3) President and Chief Operating Officer of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding ownership of Common Stock on November 21, 2014 by: (i) each stockholder known to the Company to own beneficially, directly or indirectly, more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s directors; and (iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investing power with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class
John A. Catsimatidis 823 Eleventh Avenue New York, NY 10019	100	100%

All officers and directors as a group (13 persons)	100	100%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental fee which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2014, 2013 and 2012, $5,360,000, $5,319,000 and $5,049,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 10 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2014, 2013 and 2012, the Company billed the affiliate $1,207,000, $1,229,000 and $1,289,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2014 and 2013, the Company had a (payable) receivable to the affiliate of $(151,000) and $32,000, respectively, under the terms of the agreement, which is included in Amounts Due from Affiliated Companies, Net.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2014, 2013 and 2012, the Company billed the affiliate $2,165,000, $2,219,000 and $2,250,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 51 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2014, 2013 and 2012, net sales to the affiliate amounted to $191,828,000, $207,104,000 and $198,785,000, respectively. As of August 31, 2014 and 2013, the Company had a payable to the affiliate of $1,355,000 and $635,000, respectively, under the terms of the agreement, which is included in Amounts Due To/From Affiliated Companies, net.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2014, 2013 and 2012, such fees amounted to approximately $2,000,000, $2,000,000, and $2,000,000, respectively, which is included in Selling, General and Administrative Expenses.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to the tax years ended August 31, 2014, 2013 and 2012 amounted to $(2,903,000), $1,996,000 and $36,000, respectively and have been recorded as a capital (distribution) contribution. As of August 31, 2014 and 2013, the Company had a receivable from the Parent of $0 and $169,000, respectively, under the terms of the Tax Sharing Agreement.

During the years ended August 31, 2014, 2013 and 2012, the Company incurred $420,000, $420,000 and $357,000, respectively, as its share of occupancy expenses for its offices in New York that it shares with affiliates of the Company. Such offices are located in a building owned by John A. Catsimatidis.

On July 26, 2013, the Company issued and sold to URI, its sole stockholder and parent, 14,116.375 shares of the Series A Preferred Stock for an aggregate purchase price of $141,163,750 in accordance with the terms and provisions of a Subscription Agreement by and between the Company and URI. The Subscription Agreement contained customary representations and warranties concerning the acquisition of the Series A Preferred Stock by URI and restrictions on the transfer of the Series A Preferred Stock. See Note 13, Stockholders’ Equity, for a description of the terms of the Series A Preferred Stock.

In each of the years ended August 31, 2014 and 2013, the Company made $152,000 of rent payments to a related entity for the lease of a convenience store.

During the years ended August 31, 2014 and 2013, the Company paid $4,399,000 and $0, respectively, to a related captive insurance company (“Captive”). The Captive was established in fiscal 2014 and will provide the Company with “stop-loss” protection in the area of worker’s compensation, general liability and automobile liability.

The Company receives engineering services from a subsidiary of our Parent company to assist with the construction of its biodiesel facility in Brooklyn, New York. During the fiscal year ended August 31, 2014, the Company paid $475,000 to this entity for such services.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following represents amounts billed and amounts expected to be billed to the Company for the professional services of BDO USA, LLP rendered during fiscal years 2014 and 2013:

	2014	2013
Audit Fees	$582,000	$558,000
Audit—Related Fees (1)	—	60,000
Tax Fees	—	—
All Other Fees	—	—

Total	$582,000	$618,000

(1)	Represents fees for professional services in connection with accounting consultations.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

A list of all financial statements filed as part of this report is contained in the index to Item 8, which index is incorporated herein by reference.

     (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule II – Valuation and Qualifying Accounts

     (3) Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of United Refining Company (“URC”). Incorporated by reference to Exhibit 3.1 to URC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
3.2	Bylaws of URC. Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-35083) (the “Registration Statement”).
3.3	Certificate of Incorporation of United Refining Company of Pennsylvania (“URCP”). Incorporated by reference to Exhibit 3.3 to the Registration Statement.
3.4	Bylaws of URCP. Incorporated by reference to Exhibit 3.4 to the Registration Statement.
3.5	Certificate of Incorporation of Kiantone Pipeline Corporation (“KPC”). Incorporated by reference to Exhibit 3.5 to the Registration Statement.
3.6	Bylaws of KPC. Incorporated by reference to Exhibit 3.6 to the Registration Statement.
3.7	Certificate of Incorporation of Kiantone Pipeline Company (“KPCY”). Incorporated by reference to Exhibit 3.7 to the Registration Statement.
3.8	Bylaws of KPCY. Incorporated by reference to Exhibit 3.8 to the registration Statement.
3.9	Certificate of Incorporation of Kwik Fill Corporation. (“K-FC”). Incorporated by reference to Exhibit 3.9 to the Registration Statement.
3.10	Bylaws of K-FC. Incorporated by reference to Exhibit 3.10 to the Registration Statement.
3.11	Certificate of Incorporation of Independent Gasoline & Oil Company of Rochester, Inc. (“IGOCRI”). Incorporated by reference to Exhibit 3.11 to the Registration Statement.
3.12	Bylaws of IGOCRI. Incorporated by reference to Exhibit 3.12 to the Registration Statement.
3.13	Certificate of Incorporation of Bell Oil Corp. (“BOC”). Incorporated by reference to Exhibit 3.13 to the Registration Statement.
3.14	Bylaws of BOC. Incorporated by reference to Exhibit 3.14 to the Registration Statement.
3.15	Certificate of Incorporation of PPC, Inc. (“PPCI”). Incorporated by reference to Exhibit 3.15 to the Registration Statement.
3.16	Bylaws of PPCI. Incorporated by reference to Exhibit 3.16 to the Registration Statement.
3.17	Certificate of Incorporation of Super Test Petroleum, Inc. (“STPI”). Incorporated by reference to Exhibit 3.17 to the Registration Statement.
3.18	Bylaws of STPI. Incorporated by reference to Exhibit 3.18 to the Registration Statement.
3.19	Certificate of Incorporation of Kwik-Fil, Inc. (“K-FI”). Incorporated by reference to Exhibit 3.19 to the Registration Statement.
3.20	Bylaws of K-FI. Incorporated by reference to Exhibit 3.20 to the Registration Statement.
3.21	Certificate of Incorporation of Vulcan Asphalt Refining Corporation (“VARC”). Incorporated by reference to Exhibit 3.21 to the Registration Statement.
3.22	Bylaws of VARC. Incorporated by reference to Exhibit 3.22 to the Registration Statement.
3.23	Certificate of Incorporation of United Jet Center, Inc. (“UJCI”). Incorporated by reference to Exhibit 3.23 to the Registration Statement.
3.24	Bylaws of UJCI. Incorporated by reference to Exhibit 3.24 to the Registration Statement.

Number	Description
4.1	First Supplemental Indenture, dated March 8, 2011, by and among URC, CFI, KPC, KPCY, UJCI, URCP, KFC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and The Bank of New York Mellon, as trustee relating to the 10 1/2% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to URC’s Current Report on Form 8-K filed on March 11, 2011.
4.2	Indenture dated as of March 8, 2011, among URC, CFI, KPC, KPCY, UJCI, URCP, KFC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent, relating to the 10.500% First Priority Senior Secured Notes due 2018. Incorporated by reference to Exhibit 4.2 to URC’s amended Current Report on Form 8-K filed on March 22, 2011.
4.3	Form of Note (included in Exhibit 4.2).
10.1	Servicing Agreement dated June 9, 1997 between URC and Red Apple Group, Inc. Incorporated by reference to Exhibit 10.4 to the Registration Statement.
10.2	Amended and Restated Credit Agreement, dated May 18, 2011, by and among United Refining Company, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation, Country Fair, Inc., the lenders party thereto, PNC Capital Markets LLC and Merrill Lynch, Pierce, Fenner & Smith Inc., as Co-Lead Arrangers and Joint Bookrunners, PNC Bank, National Association, as Administrative Agent and Bank of America, N.A., as Documentation Agent. Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-173809).
10.3	Purchase Agreement dated February 25, 2011, by and between United Refining Company and Credit Suisse Securities (USA) LLC relating to the purchase of $365,000,000 of 10.500% First Priority Senior Secured Notes due 2018. Incorporated by reference to Exhibit 10.1 to URC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011.
10.4	Registration Rights Agreement dated March 8, 2011, between URC, CFI, KPC, KPCY, UJCI, URCP, KFC, IGOCRI, BOC, STPI, K-FI, VARC and Credit Suisse Securities (USA) LLC, as representative for the several initial purchasers named therein. Incorporated by reference to Exhibit 4.4 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.5	Security Agreement, dated March 8, 2011, between URC and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated by reference to Exhibit 4.3 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.6	Intercreditor Agreement dated as of March 8, 2011, by and among The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, PNC Bank, National Association, as Agent for itself and the Bank Lenders, URC, URCP, KPC, CFI and K-FI. Incorporated by reference to Exhibit 10.1 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.7	Open-End Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of March 8, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated by reference to Exhibit 10.2 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.8	Amended and Restated Credit Agreement, dated June 18, 2013, by and among United Refining Company, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation, Country Fair, Inc., the lenders party thereto, PNC Bank, National Association, as Administrative Agent, Bank of America, N.A., as Documentation Agent, Manufacturers and Traders Trust Company and Bank Leumi, USA. Incorporated by reference to Exhibit 10.8 to URC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2013.
*10.9	Letter Agreement between Enbridge Energy Limited Partnership in the United States and Enbridge Pipeline, Inc. in Canada collectively and United Refining Company and Kiantone Corporation dated July 31, 2014.
14.1	Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 14.1 in Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2003.

Number	Description
21.1	Subsidiaries of the Registrants. A) Incorporated by reference to Exhibit 21.1 to the Registration Statement. B) Country Fair, Inc. Incorporated in the Commonwealth of Pennsylvania in 1965, doing business as “Country Fair”.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101	Interactive XBRL Data

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholder of United Refining Company

Warren, Pennsylvania

The audits referred to in our report dated November 21, 2014 relating to the consolidated financial statements of United Refining Company, which is contained in Item 8 of this Form 10-K also included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York

November 21, 2014

UNITED REFINING COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End Of Period
Year ended August 31, 2012:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$1,800	$1,015	$(1,015)	$1,800

Year ended August 31, 2013:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$1,800	$1,680	$(1,680)	$1,800

Year ended August 31, 2014:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$1,800	$1,050	$(1,780)	$1,070

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY
Dated: November 21, 2014	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2014

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	November 21, 2014

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2014

/s/ Martin R. Bring Martin R. Bring	Director	November 21, 2014

/s/ Jacob Feinstein Jacob Feinstein	Director	November 21, 2014

/s/ Kishore Lall Kishore Lall	Director	November 21, 2014

/s/ Douglas Lemmonds Douglas Lemmonds	Director	November 21, 2014

Andrew Maloney	Director

/s/ Dennis Mehiel Dennis Mehiel	Director	November 21, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY OF PENNSYLVANIA
Dated: November 21, 2014	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2014

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer	November 21, 2014

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE CORPORATION
Dated: November 21, 2014	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2014

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	November 21, 2014

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE COMPANY
Dated: November 21, 2014	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2014

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 21, 2014

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED JET CENTER, INC.
Dated: November 21, 2014	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2014

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 21, 2014

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VULCAN ASPHALT REFINING CORPORATION
Dated: November 21, 2014	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2014

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 21, 2014

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FIL, INC.
Dated: November 21, 2014	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2014

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 21, 2014

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FILL CORPORATION
Dated: November 21, 2014	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2014

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 21, 2014

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT GASOLINE & OIL COMPANY OF ROCHESTER, INC.
Dated: November 21, 2014	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2014

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 21, 2014

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELL OIL CORP.
Dated: November 21, 2014	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2014

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 21, 2014

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPC, INC.
Dated: November 21, 2014	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2014

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 21, 2014

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER TEST PETROLEUM, INC.
Dated: November 21, 2014	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2014

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 21, 2014

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTRY FAIR, INC.
Dated: November 21, 2014	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board	November 21, 2014

/s/ Myron L. Turfitt Myron L. Turfitt	President and Chief Operating Officer	November 21, 2014

/s/ James E. Murphy James E. Murphy	Vice President - Finance	November 21, 2014

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Corporation during the fiscal year ended August 31, 2014.