Form 10-Q
period 2014-11-30
UNITED REFINING CO; BELL OIL CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; KIANTONE PIPELINE CORP; PPC INC; SUPER TEST PETROLEUM INC; VULCAN ASPHALT REFINING CORP; COUNTRY FAIR INC; UNITED JET CENTER INC; KIANTONE PIPELINE CO
filed 2015-01-14
CIK 101462, 1045543, 1045547, 830253, 1045544, 1045545, 1045546, 1171162, 1045542, 1045539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 14, 2015, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	November 30, 2014 (Unaudited)	August 31, 2014
Assets
Current:
Cash and cash equivalents	$67,671	$99,037
Accounts receivable, net	93,377	92,391
Refundable income taxes	6,000	6,000
Inventories, net	189,463	151,472
Prepaid income taxes	14,107	13,674
Prepaid expenses and other assets	47,802	67,168

Total current assets	418,420	429,742
Property, plant and equipment, net	323,038	317,519
Deferred financing costs, net	3,268	3,575
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	857	951
Deferred integrity and replacement costs, net	63,346	64,916
Deferred turnaround costs and other assets, net	39,898	41,912

	$860,676	$870,464

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,555	$1,551
Accounts payable	53,079	91,881
Accrued liabilities	24,275	18,691
Sales, use and fuel taxes payable	19,026	20,550
Deferred income taxes	2,810	2,810
Amounts due to affiliated companies, net	1,068	1,521

Total current liabilities	101,813	137,004
Long term debt: less current installments	238,140	237,974
Deferred income taxes	55,639	44,140
Deferred retirement benefits	65,732	67,121

Total liabilities	461,324	486,239

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Series A Preferred stock; $1,000 par value per share – shares authorized 25,000; issued and outstanding 14,116	14,116	14,116
Additional paid-in capital	156,810	156,810
Retained earnings	237,992	222,495
Accumulated other comprehensive loss	(9,566)	(9,196)

Total stockholder’s equity	399,352	384,225

	$860,676	$870,464

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Income – (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2014	2013
Net sales	$824,697	$891,715

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	737,168	838,165
Selling, general and administrative expenses	41,038	41,146
Depreciation and amortization expenses	10,352	6,990

	788,558	886,301

Operating income	36,139	5,414

Other expense:
Interest expense, net	(6,658)	(6,534)
Other, net	(608)	(664)

	(7,266)	(7,198)

Income (loss) before income tax expense (benefit)	28,873	(1,784)
Income tax expense (benefit)	11,259	(697)

Net income (loss)	$17,614	$(1,087)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) – (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2014	2013
Net income (loss)	$17,614	$(1,087)
Other comprehensive loss, net of taxes:
Unrecognized post retirement costs, net of taxes of $(237) and $(119) for the three months ended November 30, 2014 and 2013, respectively	(370)	(172)

Other comprehensive loss	(370)	(172)

Total comprehensive income (loss)	$17,244	$(1,259)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$17,614	$(1,087)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,958	7,564
Deferred income taxes	11,736	(215)
Loss on asset dispositions	500	5
Cash used in working capital items	(26,609)	(27,563)
Change in operating assets and liabilities:
Other assets, net	236	169
Deferred retirement benefits	(1,996)	(2,579)

Total adjustments	(5,175)	(22,619)

Net cash provided by (used in) operating activities	12,439	(23,706)

Cash flows from investing activities:
Additions to property, plant and equipment	(10,924)	(11,114)
Additions to deferred turnaround costs	(1,723)	(511)
Additions to deferred integrity and replacement costs	(28,630)	—
Proceeds from asset dispositions	3	38

Net cash used in investing activities	(41,274)	(11,587)

Cash flows from financing activities:
Dividends to preferred shareholder and common stockholder	(2,117)	(2,234)
Proceeds from issuance of long-term debt	—	1,426
Principal reductions of long-term debt	(414)	(454)
Distribution to parent under the tax sharing agreement	—	(2,593)

Net cash used in financing activities	(2,531)	(3,855)

Net decrease in cash and cash equivalents	(31,366)	(39,148)
Cash and cash equivalents, beginning of year	99,037	158,537

Cash and cash equivalents, end of period	$67,671	$119,389

Cash provided by (used in) working capital items:
Accounts receivable, net	$(986)	$22,164
Inventories, net	(37,991)	(54,066)
Prepaid income taxes	(433)	—
Prepaid expenses and other assets	19,366	332
Amounts due to (from) affiliated companies, net	(453)	(929)
Accounts payable	(10,172)	3,580
Accrued liabilities	5,584	5,520
Income taxes payable	—	(1,937)
Sales, use, and fuel taxes payable	(1,524)	(2,227)

Total change	$(26,609)	$(27,563)

Cash paid during the period for:
Interest	$163	$156
Income taxes	$30	$1,455

Non-cash investing activities:
Property additions & capital leases	$285	$241

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2014.

2.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either the lower of cost or market or replacement cost and include various parts for the refinery operations.

Inventories consist of the following:

	November 30, 2014	August 31, 2014
	(in thousands)
Crude Oil	$53,371	$36,667
Petroleum Products	83,650	63,252

Total @ LIFO	137,021	99,919

Merchandise	24,928	23,983
Supplies	27,514	27,570

Total @ FIFO	52,442	51,553

Total Inventory	$189,463	$151,472

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of November 30, 2014 and August 31, 2014, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $77,917,000 and $109,711,000, respectively.

3.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended November 30,
	2014	2013
Net Sales
Retail	$379,156	$413,728
Wholesale	445,541	477,987

	$824,697	$891,715

Intersegment Sales
Wholesale	$180,256	$213,701

Operating Income
Retail	$9,759	$1,385
Wholesale	26,380	4,029

	$36,139	$5,414

Depreciation and Amortization
Retail	$1,763	$1,561
Wholesale	8,589	5,429

	$10,352	$6,990

	November 30, 2014	August 31, 2014
Total Assets
Retail	$180,754	$186,277
Wholesale	679,922	684,187

	$860,676	$870,464

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Subsidiary Guarantors

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

Condensed Consolidating Balance Sheets

(in thousands)

	November 30, 2014				August 31, 2014
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$50,107	$17,564	$—	$67,671	$79,356	$19,681	$—	$99,037
Accounts receivable, net	57,771	35,606	—	93,377	51,452	40,939	—	92,391
Refundable income taxes	6,000	—	—	6,000	6,000	—	—	6,000
Inventories, net	159,279	30,184	—	189,463	122,161	29,311	—	151,472
Prepaid income taxes	17,697	(3,590)	—	14,107	16,918	(3,244)	—	13,674
Prepaid expenses and other assets	43,630	4,172	—	47,802	62,889	4,279	—	67,168
Intercompany	121,106	(422)	(120,684)	—	127,105	1,116	(128,221)	—

Total current assets	455,590	83,514	(120,684)	418,420	465,881	92,082	(128,221)	429,742
Property, plant and equipment, net	203,565	119,473	—	323,038	199,703	117,816	—	317,519
Deferred financing costs, net	3,268	—	—	3,268	3,575	—	—	3,575
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	857	—	857	—	951	—	951
Deferred integrity and replacement costs, net	63,346	—	—	63,346	64,916	—	—	64,916
Deferred turnaround costs & other assets	36,233	3,665	—	39,898	39,302	2,610	—	41,912
Investment in subsidiaries	41,351	—	(41,351)	—	35,811	—	(35,811)	—

	$803,353	$219,358	$(162,035)	$860,676	$809,188	$225,308	$(164,032)	$870,464

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$540	$1,015	$—	$1,555	$519	$1,032	$—	$1,551
Accounts payable	29,818	23,261	—	53,079	64,965	26,916	—	91,881
Accrued liabilities	16,968	7,307	—	24,275	12,315	6,376	—	18,691
Sales, use and fuel taxes payable	15,175	3,851	—	19,026	16,037	4,513	—	20,550
Deferred income taxes	3,770	(960)	—	2,810	3,770	(960)	—	2,810
Amounts due to affiliated companies, net	—	1,068	—	1,068	—	1,521	—	1,521
Intercompany	—	120,684	(120,684)	—	—	128,221	(128,221)	—

Total current liabilities	66,271	156,226	(120,684)	101,813	97,606	167,619	(128,221)	137,004
Long term debt: less current installments	233,358	4,782	—	238,140	232,946	5,028	—	237,974
Deferred income taxes	40,085	15,554	—	55,639	28,816	15,324	—	44,140
Deferred retirement benefits	64,287	1,445	—	65,732	65,595	1,526	—	67,121

Total liabilities	404,001	178,007	(120,684)	461,324	424,963	189,497	(128,221)	486,239

Commitment and contingencies
Stockholder’s equity
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Series A Preferred stock; $1,000 par value share – shares authorized 25,000; issued and outstanding 14,116	14,116	—	—	14,116	14,116	—	—	14,116
Additional paid-in capital	156,810	16,626	(16,626)	156,810	156,810	16,626	(16,626)	156,810
Retained earnings	237,992	25,666	(25,666)	237,992	222,495	20,143	(20,143)	222,495
Accumulated other comprehensive loss	(9,566)	(959)	959	(9,566)	(9,196)	(976)	976	(9,196)

Total stockholder’s equity	399,352	41,351	(41,351)	399,352	384,225	35,811	(35,811)	384,225

	$803,353	$219,358	$(162,035)	$860,676	$809,188	$225,308	$(164,032)	$870,464

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Income

(in thousands)

	Three Months Ended November 30, 2014				Three Months Ended November 30, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$625,797	$380,346	$(181,446)	$824,697	$691,688	$415,006	$(214,979)	$891,715

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	583,955	334,659	(181,446)	737,168	675,725	377,419	(214,979)	838,165
Selling, general and administrative expenses	6,717	34,321	—	41,038	6,531	34,615	—	41,146
Depreciation and amortization expenses	8,295	2,057	—	10,352	5,173	1,817	—	6,990

	598,967	371,037	(181,446)	788,558	687,429	413,851	(214,979)	886,301

Operating income	26,830	9,309	—	36,139	4,259	1,155	—	5,414

Other income (expense):
Interest expense, net	(6,413)	(245)	—	(6,658)	(6,298)	(236)	—	(6,534)
Other, net	(773)	165	—	(608)	(848)	184	—	(664)
Equity in net income of subsidiaries	5,523	—	(5,523)	—	666	—	(666)	—

	(1,663)	(80)	(5,523)	(7,266)	(6,480)	(52)	(666)	(7,198)

Income (loss) before income tax expense (benefit)	25,167	9,229	(5,523)	28,873	(2,221)	1,103	(666)	(1,784)
Income tax expense (benefit)	7,553	3,706	—	11,259	(1,134)	437	—	(697)

Net income (loss)	$17,614	$5,523	$(5,523)	$17,614	$(1,087)	$666	$(666)	$(1,087)

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(in thousands)

	Three Months Ended November 30, 2014				Three Months Ended November 30, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company and Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company and Subsidiaries
Net cash provided by (used in) operating activities	$9,206	$3,233	$—	$12,439	$(26,209)	$2,503	$—	$(23,706)

Cash flows from investing activities:
Additions to property, plant and equipment	(7,004)	(3,920)	—	(10,924)	(6,607)	(4,507)	—	(11,114)
Additions to deferred turnaround costs	(554)	(1,169)	—	(1,723)	(401)	(110)	—	(511)
Additions to deferred integrity and replacement costs	(28,630)	—	—	(28,630)	—	—	—	—
Proceeds from asset dispositions	1	2	—	3	38	—	—	38

Net cash used in investing activities	(36,187)	(5,087)	—	(41,274)	(6,970)	(4,617)	—	(11,587)

Cash flows from financing activities:
Dividends to preferred shareholder and common stockholder	(2,117)	—	—	(2,117)	(2,234)	—	—	(2,234)
Proceeds from issuance of long-term debt	—	—	—	—	—	1,426	—	1,426
Principal reductions of long-term debt	(151)	(263)	—	(414)	(232)	(222)	—	(454)
Distribution to parent under the tax sharing agreement	—	—	—	—	(2,593)	—	—	(2,593)

Net cash (used in) provided by financing activities	(2,268)	(263)	—	(2,531)	(5,059)	1,204	—	(3,855)

Net decrease in cash and cash equivalents	(29,249)	(2,117)	—	(31,366)	(38,238)	(910)	—	(39,148)
Cash and cash equivalents, beginning of year	79,356	19,681	—	99,037	141,386	17,151	—	158,537

Cash and cash equivalents, end of period	$50,107	$17,564	$—	$67,671	$103,148	$16,241	$—	$119,389

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.	Employee Benefit Plans

For the periods ended November 30, 2014 and 2013, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended November 30,		Three Months Ended November 30,
	2014	2013	2014	2013
	(in thousands)
Service cost	$157	$149	$(151)	$194
Interest cost on benefit obligation	1,213	1,311	(413)	518
Expected return on plan assets	(1,588)	(1,403)	—	—
Amortization and deferral of net loss	180	175	786	(465)

Net periodic benefit cost	$(38)	$232	$222	$247

As of November 30, 2014, $1,138,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2015.

The Company accrues post-retirement benefits other than pensions, during the years that the employees render the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents.

6.	Fair Value Measurements

The carrying values of all financial instruments classified as a current asset or a current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The fair value exceeded the carrying value of the long term debt at November 30, 2014 and August 31, 2014 by $21,889,000 and $19,960,000, respectively.

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

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal 2015. The lagged 3-2-1 crackspread is measured by the difference between the prices of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month. The Company uses a lagged crackspread as a margin indicator as it reflects the margin during the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the first quarter of fiscal 2015 was $9.03. Through December 31, 2014 the indicated lagged crackspread for the second quarter ending February 28, 2015 was $6.50, a $2.53 decrease from the average for the first quarter of fiscal 2015.

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

Retail Operations:

	Three Months Ended November 30,
	2014	2013
	(dollars in thousands)
Net Sales
Petroleum	$310,965	$345,712
Merchandise and other	68,191	68,016

Total Net Sales	379,156	413,728
Costs of goods sold	333,427	376,277
Selling, general and administrative expenses	34,207	34,505
Depreciation and amortization expenses	1,763	1,561

Segment Operating Income	$9,759	$1,385

Retail Operating Data:
Petroleum sales (thousands of gallons)	92,470	97,473
Petroleum margin (a)	$28,331	$20,392
Petroleum margin ($/gallon) (b)	.3064	.2092
Merchandise and other margins	$17,398	$17,058
Merchandise margin (percent of sales)	26%	25%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended November 30, 2014 and 2013

Net Sales

Retail sales decreased during the fiscal quarter ended November 30, 2014 by $34.6 million or 8.4% from the comparable period in fiscal 2014 from $413.7 million to $379.1 million. The decrease was due to a $34.6 million decrease in petroleum sales. The petroleum sales decrease resulted from a 5.0 million gallon or a 5.1% decrease in retail petroleum volume and a 5.2% decrease in retail selling prices per gallon.

Costs of Goods Sold

Retail costs of goods sold decreased during the fiscal quarter ended November 30, 2014 by $42.9 million or 11.4% from the comparable period in fiscal 2014 from $376.3 million to $333.4 million. The decrease was primarily due to $44.9 million in petroleum purchases, $.2 million in freight costs and $.2 million in merchandise costs offset by an increase in fuel taxes of $2.4 million.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses remained relatively constant during the fiscal quarters ended November 30, 2014 and 2013.

Wholesale Operations:

	Three Months Ended November 30,
	2014	2013
	(dollars in thousands)
Net Sales (a)	$445,541	$477,987
Costs of goods sold (exclusive of depreciation, amortization)	403,741	461,888
Selling, general and administrative expenses	6,831	6,641
Depreciation and amortization expenses	8,589	5,429

Segment Operating Income	$26,380	$4,029

Key Wholesale Operating Statistics:

	Three Months Ended November 30,
	2014	2013
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	2,533	2,712
Distillates	1,372	1,401
Asphalt	1,837	1,990
Butane, propane, residual products, internally produced fuel and other (“Other”)	654	548

Total Product Yield	6,396	6,651

% Heavy Crude Oil of Total Refinery Throughput (b)	62%	62%
Crude throughput (thousand barrels per day)	64.1	67.2

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,571	1,451
Distillates	1,087	1,076
Asphalt	1,760	1,930
Other	192	267

Total Product Sales Volume	4,610	4,724

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$154,238	$162,894
Distillates	121,186	140,281
Asphalt	160,452	158,409
Other	9,665	16,403

Total Product Sales	$445,541	$477,987

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended November 30, 2014 and 2013

Net Sales

Wholesale sales decreased during the three months ended November 30, 2014 by $32.4 million or 6.8% from the comparable period in fiscal 2014 from $477.9 million to $445.5 million. The decrease was due primarily to a 2.3% decrease in wholesale volume and a 4.6% decrease in wholesale prices.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold decreased during the three months ended November 30, 2014 by $58.2 million or 12.6% from the comparable period in fiscal 2014 from $461.9 million to $403.7 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost and volume of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the three months ended November 30, 2014 and 2013.

Depreciation and Amortization

Depreciation, amortization increased during the three months ended November 30, 2014 by $3.2 million for the comparable period for fiscal 2014 from $5.4 million to $8.6 million. The increase was primarily due to increases of $1.6 million in turnaround cost amortization and $1.6 million amortization of integrity and replacement costs.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) remained relatively constant during the three months ended November 30, 2014 and 2013.

Income Tax Expense

The Company’s effective tax rate remained approximately 39% for the three months ended November 30, 2014 and 2013.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

November 30, 2014
Cash and cash equivalents	$67,671
Working capital	$316,607
Current ratio	4.1
Debt	$239,695

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

Significant Uses of Cash

The changes in cash for the three months ended November 30, 2014 are described below.

The cash used in working capital is shown below:

Three Months Ended November 30, 2014
(in millions)
Cash used in working capital items:
Prepaid expense decrease	$19.4
Accrued liabilities increase	5.6
Inventory increase	(38.0)
Accounts payable decrease	(10.2)
Sales, use and fuel taxes payable decrease	(1.5)
Accounts receivable increase	(1.0)
Amounts due from affiliated companies, net	(.5)
Prepaid income taxes increase	(.4)

Total change	$(26.6)

Available cash on hand decreased by $31.4 million. Other cash uses included:

•	Fund operating activities used in working capital items of $26.6 million

•	Fund capital expenditures and deferred turnaround costs of $12.6 million

•	Dividends to preferred stockholder and common stockholder of $2.1 million

•	Scheduled long-term debt repayments of $.4 million

•	Fund deferred integrity and replacement costs of $28.6 million

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $6.0 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in these maintenance and non-discretionary capital expenditures during fiscal year 2015 at this time.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Amended and Restated Revolving Credit Facility of $175,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on May 18, 2016. Under the Amended and Restated Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate or the Federal Funds Open Rate plus 1.5%; or the Daily

LIBOR rate plus 3%; plus an applicable margin of 0% to .5%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.75% to 3.25%. The Agent Bank’s prime rate at November 30, 2014 was 3.25%.

The Amended and Restated Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $8.8 million as of November 30, 2014 and there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility resulting in net availability of $166.2 million. As of January 14, 2015, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility and there were standby letters of credit in the amount of $8.8 million, resulting in a net availability of $166.2 million and the Company had full access to it. The Company’s working capital ratio was 4.1 as of November 30, 2014.

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

The Company uses its Amended and Restated Revolving Credit Facility to finance a portion of its operations. This on-balance sheet financial instrument, to the extent it provides for variable rates, exposes the Company to interest rate risk resulting from changes in the Agent Bank’s Prime rate, the Federal Funds or LIBOR rate. As of January 14, 2015, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility.

From time to time, the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, specifically crude oil option contracts and crack spread option contracts are used to hedge the volatility of these items. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its Consolidated Statements of Income. There has been no derivative activity in fiscal 2015.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 10.1	Amendment, dated December 16, 2014, to letter agreement between Enbridge Energy Limited Partnership and Enbridge Pipeline, Inc. and United Refining Company and Kiantone Pipeline Corporation

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive XBRL Data

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2015

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2015

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2015

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2015

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2015

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2015

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2015

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2015

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2015

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2015

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2015

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2015

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2015

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President Finance