Form 10-Q
period 2015-02-28
UNITED REFINING CO; KIANTONE PIPELINE CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC; VULCAN ASPHALT REFINING CORP; COUNTRY FAIR INC; KWIK FILL CORP; KIANTONE PIPELINE CO
filed 2015-04-14
CIK 101462, 830253, 1045547, 1045543, 1045544, 1045545, 1045546, 1171162, 1045541, 1045539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 14, 2015, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	February 28, 2015 (Unaudited)	August 31, 2014
Assets
Current:
Cash and cash equivalents	$59,997	$99,037
Accounts receivable, net	72,358	92,391
Refundable income taxes	—	6,000
Inventories, net	198,779	151,472
Prepaid income taxes	23,820	13,674
Prepaid expenses and other assets	29,021	67,168
Amounts due from affiliated companies, net	143	—

Total current assets	384,118	429,742
Property, plant and equipment, net	326,697	317,519
Deferred financing costs, net	2,961	3,575
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	831	951
Deferred integrity and replacement costs, net	61,775	64,916
Deferred turnaround costs and other assets, net	37,123	41,912

	$825,354	$870,464

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,540	$1,551
Accounts payable	37,873	91,881
Accrued liabilities	14,471	18,691
Sales, use and fuel taxes payable	16,516	20,550
Deferred income taxes	2,810	2,810
Amounts due to affiliated companies, net	—	1,521

Total current liabilities	73,210	137,004
Long term debt: less current installments	238,071	237,974
Deferred income taxes	65,682	44,140
Deferred retirement benefits	64,380	67,121

Total liabilities	441,343	486,239

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Series A Preferred stock; $1,000 par value per share – shares authorized 25,000; issued and outstanding 14,116	14,116	14,116
Additional paid-in capital	156,810	156,810
Retained earnings	223,021	222,495
Accumulated other comprehensive loss	(9,936)	(9,196)

Total stockholder’s equity	384,011	384,225

	$825,354	$870,464

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Income – (Unaudited)

(in thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net sales	$580,904	$773,719	$1,405,601	$1,665,434

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	518,629	622,961	1,255,797	1,461,126
Selling, general and administrative expenses	40,958	41,781	81,996	82,927
Depreciation and amortization expenses	10,525	7,140	20,877	14,130

	570,112	671,882	1,358,670	1,558,183

Operating income	10,792	101,837	46,931	107,251

Other expense:
Interest expense, net	(6,632)	(6,569)	(13,290)	(13,103)
Other, net	(1,549)	(733)	(2,157)	(1,397)

	(8,181)	(7,302)	(15,447)	(14,500)

Income before income tax expense	2,611	94,535	31,484	92,751
Income tax expense	1,008	36,865	12,267	36,168

Net income	$1,603	$57,670	$19,217	$56,583

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income – (Unaudited)

(in thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net income	$1,603	$57,670	$19,217	$56,583
Other comprehensive loss, net of taxes:
Unrecognized post retirement loss, net of taxes of $(237) and $(120) for the three months ended February 28, 2015 and 2014, respectively and $(474) and $(239) for the six months ended February 28, 2015 and 2014, respectively	(370)	(171)	(740)	(343)

Other comprehensive loss	(370)	(171)	(740)	(343)

Total comprehensive income	$1,233	$57,499	$18,477	$56,240

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Six Months Ended February 28,
	2015	2014
Cash flows from operating activities:
Net income	$19,217	$56,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,096	15,286
Deferred income taxes	22,016	1,786
Loss on asset dispositions	766	13
Cash used in working capital items	(28,569)	(26,103)
Change in operating assets and liabilities:
Other assets, net	137	338
Deferred retirement benefits	(3,955)	(3,702)

Total adjustments	12,491	(12,382)

Net cash provided by operating activities	31,708	44,201

Cash flows from investing activities:
Additions to property, plant and equipment	(20,069)	(20,353)
Additions to deferred turnaround costs	(2,558)	(3,124)
Additions to deferred integrity and replacement costs	(28,630)	—
Proceeds from asset dispositions	4	56

Net cash used in investing activities	(51,253)	(23,421)

Cash flows from financing activities:
Dividends to preferred shareholder and common stockholder	(18,691)	(4,810)
Proceeds from issuance of long-term debt	—	1,426
Principal reductions of long-term debt	(804)	(1,000)
Distribution to parent under the tax sharing agreement	—	(2,593)

Net cash used in financing activities	(19,495)	(6,977)

Net (decrease) increase in cash and cash equivalents	(39,040)	13,803
Cash and cash equivalents, beginning of year	99,037	158,537

Cash and cash equivalents, end of period	$59,997	$172,340

Cash provided by (used in) working capital items:
Accounts receivable, net	$20,033	$27,157
Refundable income taxes	6,000	20,890
Inventories, net	(47,307)	(94,602)
Prepaid income taxes	(10,146)	—
Prepaid expenses and other assets	38,147	11,312
Amounts due from/to affiliated companies, net	(1,664)	(353)
Accounts payable	(25,378)	(2,802)
Accrued liabilities	(4,220)	(3,427)
Income taxes payable	—	16,317
Sales, use, and fuel taxes payable	(4,034)	(595)

Total change	$(28,569)	$(26,103)

Cash paid during the period for:
Interest	$12,758	$12,755
Income taxes	$339	$16,151

Non-cash investing activities:
Property additions & capital leases	$285	$241

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the year ending August 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2014.

2.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either the lower of cost or market or replacement cost and include various parts for the refinery operations.

Inventories consist of the following:

	February 28, 2015	August 31, 2014
	(in thousands)
Crude Oil	$41,199	$36,667
Petroleum Products	104,357	63,252

Total @ LIFO	145,556	99,919

Merchandise	24,221	23,983
Supplies	29,002	27,570

Total @ FIFO	53,223	51,553

Total Inventory	$198,779	$151,472

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of February 28, 2015 and August 31, 2014, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $7,308,000 and $109,711,000, respectively. In accordance with ASC 270, Interim Reporting, and ASC 330, Inventory, as of February 28, 2015 the Company has not recorded any reserve against its LIFO carrying values (which amounted to $8,629,000) as the current decline in market values is reasonably expected to be temporary and be restored in the current fiscal year.

3.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net Sales
Retail	$298,666	$392,756	$677,822	$806,484
Wholesale	282,238	380,963	727,779	858,950

	$580,904	$773,719	$1,405,601	$1,665,434

Intersegment Sales
Wholesale	$116,350	$203,890	$296,606	$417,591

Operating Income (Loss)
Retail	$8,040	$(5,915)	$17,799	$(4,530)
Wholesale	2,752	107,752	29,132	111,781

	$10,792	$101,837	$46,931	$107,251

Depreciation and Amortization
Retail	$1,793	$1,578	$3,556	$3,139
Wholesale	8,732	5,562	17,321	10,991

	$10,525	$7,140	$20,877	$14,130

	February 28, 2015	August 31, 2014
Total Assets	$163,957	$186,277
Retail	661,397	684,187

Wholesale	$825,354	$870,464

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Subsidiary Guarantors

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

Condensed Consolidating Balance Sheets

(in thousands)

	February 28, 2015				August 31, 2014
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$47,174	$12,823	$—	$59,997	$79,356	$19,681	$—	$99,037
Accounts receivable, net	46,832	25,526	—	72,358	51,452	40,939	—	92,391
Refundable income taxes	—	—	—	—	6,000	—	—	6,000
Inventories, net	171,007	27,772	—	198,779	122,161	29,311	—	151,472
Prepaid income taxes	28,865	(5,045)	—	23,820	16,918	(3,244)	—	13,674
Prepaid expenses and other assets	22,659	6,362	—	29,021	62,889	4,279	—	67,168
Amounts due from affiliated companies, net	—	143	—	143	—	—	—	—
Intercompany	107,494	(3,677)	(103,817)	—	127,105	1,116	(128,221)	—

Total current assets	424,031	63,904	(103,817)	384,118	465,881	92,082	(128,221)	429,742
Property, plant and equipment, net	204,973	121,724	—	326,697	199,703	117,816	—	317,519
Deferred financing costs, net	2,961	—	—	2,961	3,575	—	—	3,575
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	831	—	831	—	951	—	951
Deferred integrity and replacement costs, net	61,775	—	—	61,775	64,916	—	—	64,916
Deferred turnaround costs & other assets	32,571	4,552	—	37,123	39,302	2,610	—	41,912
Investment in subsidiaries	45,759	—	(45,759)	—	35,811	—	(35,811)	—

	$772,070	$202,860	$(149,576)	$825,354	$809,188	$225,308	$(164,032)	$870,464

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$523	$1,017	$—	$1,540	$519	$1,032	$—	$1,551
Accounts payable	17,728	20,145	—	37,873	64,965	26,916	—	91,881
Accrued liabilities	8,246	6,225	—	14,471	12,315	6,376	—	18,691
Sales, use and fuel taxes payable	12,519	3,997	—	16,516	16,037	4,513	—	20,550
Deferred income taxes	3,770	(960)	—	2,810	3,770	(960)	—	2,810
Amounts due to affiliated companies, net	—	—	—	—	—	1,521	—	1,521
Intercompany	—	103,817	(103,817)	—	—	128,221	(128,221)	—

Total current liabilities	42,786	134,241	(103,817)	73,210	97,606	167,619	(128,221)	137,004
Long term debt: less current installments	233,539	4,532	—	238,071	232,946	5,028	—	237,974
Deferred income taxes	48,767	16,915	—	65,682	28,816	15,324	—	44,140
Deferred retirement benefits	62,967	1,413	—	64,380	65,595	1,526	—	67,121

Total liabilities	388,059	157,101	(103,817)	441,343	424,963	189,497	(128,221)	486,239

Commitment and contingencies
Stockholder’s equity
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Series A Preferred stock; $1,000 par value per share – shares authorized 25,000; issued and outstanding 14,116	14,116	—	—	14,116	14,116	—	—	14,116
Additional paid-in capital	156,810	16,626	(16,626)	156,810	156,810	16,626	(16,626)	156,810
Retained earnings	223,021	30,057	(30,057)	223,021	222,495	20,143	(20,143)	222,495
Accumulated other comprehensive loss	(9,936)	(942)	942	(9,936)	(9,196)	(976)	976	(9,196)

Total stockholder’s equity	384,011	45,759	(45,759)	384,011	384,225	35,811	(35,811)	384,225

	$772,070	$202,860	$(149,576)	$825,354	$809,188	$225,308	$(164,032)	$870,464

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Income

(in thousands)

	Three Months Ended February 28, 2015				Three Months Ended February 28, 2014
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$398,588	$299,837	$(117,521)	$580,904	$584,853	$393,881	$(205,015)	$773,719

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	380,799	255,351	(117,521)	518,629	464,875	363,101	(205,015)	622,961
Selling, general and administrative expenses	6,036	34,922	—	40,958	6,473	35,308	—	41,781
Depreciation and amortization expenses	8,481	2,044	—	10,525	5,306	1,834	—	7,140

	395,316	292,317	(117,521)	570,112	476,654	400,243	(205,015)	671,882

Operating income (loss)	3,272	7,520	—	10,792	108,199	(6,362)	—	101,837

Other income (expense):
Interest expense, net	(6,402)	(230)	—	(6,632)	(6,331)	(238)	—	(6,569)
Other, net	(1,744)	195	—	(1,549)	(872)	139	—	(733)
Equity in net income (loss) of subsidiaries	4,391	—	(4,391)	—	(3,742)	—	3,742	—

	(3,755)	(35)	(4,391)	(8,181)	(10,945)	(99)	3,742	(7,302)

(Loss) income before income tax (benefit) expense	(483)	7,485	(4,391)	2,611	97,254	(6,461)	3,742	94,535
Income tax (benefit) expense	(2,086)	3,094	—	1,008	39,584	(2,719)	—	36,865

Net (loss) income	$1,603	$4,391	$(4,391)	$1,603	$57,670	$(3,742)	$3,742	$57,670

	Six Months Ended February 28, 2015				Six Months Ended February 28, 2014
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$1,024,385	$680,183	$(298,967)	$1,405,601	$1,276,541	$808,887	$(419,994)	$1,665,434

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	964,754	590,010	(298,967)	1,255,797	1,140,600	740,520	(419,994)	1,461,126
Selling, general and administrative expenses	12,753	69,243	—	81,996	13,004	69,923	—	82,927
Depreciation and amortization expenses	16,776	4,101	—	20,877	10,479	3,651	—	14,130

	994,283	663,354	(298,967)	1,358,670	1,164,083	814,094	(419,994)	1,558,183

Operating income (loss)	30,102	16,829	—	46,931	112,458	(5,207)	—	107,251

Other income (expense):
Interest expense, net	(12,815)	(475)	—	(13,290)	(12,629)	(474)	—	(13,103)
Other, net	(2,517)	360	—	(2,157)	(1,720)	323	—	(1,397)
Equity in net income (loss) of subsidiaries	9,914	—	(9,914)	—	(3,076)	—	3,076	—

	(5,418)	(115)	(9,914)	(15,447)	(17,425)	(151)	3,076	(14,500)

Income (loss) before income tax expense (benefit)	24,684	16,714	(9,914)	31,484	95,033	(5,358)	3,076	92,751
Income tax expense (benefit)	5,467	6,800	—	12,267	38,450	(2,282)	—	36,168

Net income (loss)	$19,217	$9,914	$(9,914)	$19,217	$56,583	$(3,076)	$3,076	$56,583

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(in thousands)

	Six Months Ended February 28, 2015				Six Months Ended February 28, 2014
	United Refining Company	Guarantors	Eliminations	United Refining Company and Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company and Subsidiaries
Net cash provided by operating activities	$27,712	$3,996	$—	$31,708	$40,636	$3,565	$—	$44,201

Cash flows from investing activities:
Additions to property, plant and equipment	(11,739)	(8,330)	—	(20,069)	(12,798)	(7,555)	—	(20,353)
Additions to deferred turnaround costs	(543)	(2,015)	—	(2,558)	(3,014)	(110)	—	(3,124)
Additions to deferred integrity and replacement costs	(28,630)	—	—	(28,630)	—	—	—	—
Proceeds from asset dispositions	2	2	—	4	56	—	—	56

Net cash used in investing activities	(40,910)	(10,343)	—	(51,253)	(15,756)	(7,665)	—	(23,421)

Cash flows from financing activities:
Dividends to preferred shareholder and common stockholder	(18,691)	—	—	(18,691)	(4,810)	—	—	(4,810)
Proceeds from issuance of long-term debt	—	—	—	—	—	1,426	—	1,426
Principal reductions of long-term debt	(293)	(511)	—	(804)	(467)	(533)	—	(1,000)
Distribution to parent under the tax sharing agreement	—	—	—	—	(2,593)	—	—	(2,593)

Net cash (used in) provided by financing activities	(18,984)	(511)	—	(19,495)	(7,870)	893	—	(6,977)

Net (decrease) increase in cash and cash equivalents	(32,182)	(6,858)	—	(39,040)	17,010	(3,207)	—	13,803
Cash and cash equivalents, beginning of year	79,356	19,681	—	99,037	141,386	17,151	—	158,537

Cash and cash equivalents, end of period	$47,174	$12,823	$—	$59,997	$158,396	$13,944	$—	$172,340

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.	Employee Benefit Plans

For the periods ended February 28, 2015 and 2014, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits
	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
	(in thousands)
Service cost	$156	$149	$313	$298
Interest cost on benefit obligation	1,212	1,311	2,425	2,622
Expected return on plan assets	(1,587)	(1,403)	(3,175)	(2,806)
Amortization and deferral of net loss	181	176	361	351

Net periodic benefit cost	$(38)	$233	$(76)	$465

	Other Post-Retirement Benefits
	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
	(in thousands)
Service cost	$(151)	$193	$(302)	$387
Interest cost on benefit obligation	(413)	518	(826)	1,036
Amortization and deferral of net loss	786	(465)	1,572	(930)

Net periodic benefit cost	$222	$246	$444	$493

As of February 28, 2015, $2,142,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2015.

The Company accrues post-retirement benefits other than pensions, during the years that the employees render the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents.

6.	Fair Value Measurements

The carrying values of all financial instruments classified as a current asset or a current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The fair value exceeded the carrying value of the long term debt at February 28, 2015 and August 31, 2014 by $17,812,000 and $28,041,000, respectively.

7.	Subsequent Events

On April 8, 2015 (the “Execution Date”), the Company entered into a Put and Call Option Agreement with each of Enbridge Energy Limited Partnership (“Enbridge LP”) and Enbridge Pipelines Inc. (“Enbridge Inc.” and, together with Enbridge LP, the “Carriers”). The Put and Call Option Agreement entered into with Enbridge LP (the “U.S. Agreement”) is substantially similar to the Put and Call Option Agreement entered into with Enbridge Inc. (the “Canadian Agreement” and, together with the U.S. Agreement, the “Put and Call Agreement”). The Put

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

and Call Agreement was contemplated in that certain Letter Agreement, originally executed on July 31, 2014 and last amended on April 8, 2015 (the “Letter Agreement”), between the Company and the Carriers relating to approximately 88.85 miles of pipeline owned by the Carriers, which transports crude oil from Canada to the Company’s Kiantone Pipeline in West Seneca, New York, and serves the Company’s refinery in Warren, Pennsylvania (“Line 10”). The Letter Agreement related to the parties’ agreement concerning funding certain integrity and replacement costs for Line 10. The Letter Agreement also contemplated that the parties would enter into a put and call agreement relating to the sale of Line 10 from the Carriers to the Company.

The Carriers own the pipeline facilities generally identified as Line 10, including real property interests through and under which Line 10 passes, the Carriers’ assignable permits related to the ownership and operation of Line 10, as well as personal property, contract rights, records and incidental rights held solely in connection with Line 10 (collectively, the “Assets”). Pursuant to the Put and Call Agreement, the Carriers granted the Company a right (the “Call Option”) to purchase all of the Assets and the Company granted the Carriers the right to put all the Assets to the Company (the “Put Option” and, together with the Call Option, the “Purchase Options”) subject to the terms and conditions of the Put and Call Agreement.

The Carrier’s Put Option is exercisable beginning on the date that is the earlier of (a) January 1, 2026 and (b) the date that is 30 days after the latest of (i) the date on which the Carriers give notice that the Line 10 replacement work performed pursuant to the Letter Agreement is sufficiently completed (as contemplated in the Call and Put Agreement) and (ii) the ninth (9th) anniversary of the Execution Date (the “Put Option Commencement Date”). The Put Option terminates on the date that is 24 months after either (a) the Put Option Commencement Date if such date is the first of a month or (b) the first day of the calendar month immediately following the Put Option Commencement Date if it is not the first day of the month (the “Put/Call Option Expiry Date”). The Company’s Call Option is exercisable at any time beginning on the Execution Date and ending on the Put/Call Option Expiry Date.

The purchase price of the Assets (the “Purchase Price”) shall be calculated as follows: the sum of (a) 70% of the book value of the Assets as of July 31, 2014 minus annual depreciation, (b) 100% of total replacement costs for any segment replacements on the Pipeline commenced by the Carrier, whether completed or ongoing on the date of Asset sale is consummated (the “Closing Date”), minus any of such expenses paid by the Company and (c) 100% of the total regulatory requirements costs for any regulatory work commenced by the Carrier, whether completed or ongoing at the Closing Date, minus any of such expenses paid by the Company. The Purchase Price shall be subject to adjustment pursuant to the Agreement with respect to certain work ongoing at the Closing Date.

Among other customary conditions to closing, Carrier’s obligation to close the sale of the Assets is conditioned on the Company’s payment of all obligations outstanding pursuant to the Put and Call Agreement and the Letter Agreement. In addition, the sale of Assets pursuant to the U.S. Agreement shall close concurrently with the sale of the Assets pursuant to the Canadian Agreement.

The Company and the Carrier agreed that certain work must be undertaken in order to carve out portions of Line 10 in Canada from the Enbridge mainline system and allow it to operate independently. In the event any work is required to similarly separate the U.S. portion of Line 10 from the Enbridge mainline system (the “Carve-Out Work”), a plan to perform such Carve-Out Work that would result in expenses greater than $38.5 million will require the approval of the Company.

In the event any of the maintenance, regulatory requirement, or replacement work contemplated in the Letter Agreement or the Put and Call Agreement (collectively, the “Work”) is outstanding at the Closing Date,

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

concurrently with the closing of the Asset sale, the Company and the Carriers will enter into an operating agreement (the “Operating Agreement”) pursuant to which the Carriers will provide certain operational and administrative services (the “Services”) while the Work is ongoing and complete such Work. As payment for the Services and completion of the Work, the Carriers shall be: (i) reimbursed for all expenses of providing the Services, (ii) paid a fixed fee of on an annual basis, which shall be subject to a 2% increase for each successive year following the first year of the Operating Agreement, and (ii) paid for all expenses of the Work not previously paid, as well as a 2.25% construction management fee.

The Put and Call Agreement may be terminated by the mutual consent of the Company and the Carriers and shall automatically terminate if neither Purchase Option is exercised prior to the Put/Call Option Expiry Date. Moreover, either the Company or a Carrier may terminate the Put and Call Agreement if a closing of the Asset sale shall not have occurred on or before December 31, 2028 assuming the terminating party is not then in breach of the Put and Call Agreement and if a party has breached a representation, such breach has not been cured within the time periods allotted by the Put and Call Agreement. Finally, the Company may terminate the Put and Call Agreement by notifying the Carriers to cease the replacement work contemplated in the Letter Agreement.

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

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal 2015. NYMEX crude prices decreased $55 per barrel or 54% from August 31, 2014 to February 28, 2015. This decrease in crude price is reflected in decreased selling prices and subsequent net sales for the Company.

The lagged 3-2-1 crackspread is measured by the difference between the prices of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month. The Company uses a lagged crackspread as a margin indicator as it reflects the margin during the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the second quarter of fiscal 2015 was $8.04. Through April 2, 2015 the indicated lagged crackspread for the third quarter ending May 31, 2015 was $24.67, a $16.63 increase from the average for the second quarter of fiscal 2015.

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

Retail Operations:

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
	(dollars in thousands)
Net Sales
Petroleum	$235,985	$330,749	$546,950	$676,461
Merchandise and other	62,681	62,007	130,872	130,023

Total Net Sales	$298,666	$392,756	$677,822	$806,484
Costs of goods sold	$254,025	$361,878	$587,452	$738,155
Selling, general and administrative expenses	34,808	35,215	69,015	69,720
Depreciation and amortization expenses	1,793	1,578	3,556	3,139

Segment Operating Income (Loss)	$8,040	$(5,915)	$17,799	$(4,530)

Retail Operating Data:
Petroleum sales (thousands of gallons)	89,712	91,657	182,182	189,131
Petroleum margin (a)	$28,610	$15,363	$56,941	$35,756
Petroleum margin ($/gallon) (b)	.3189	.1676	.3126	.1891
Merchandise and other margins	$16,031	$15,515	$33,429	$32,573
Merchandise margin (percent of sales)	25.6%	25.0%	25.5%	25.1%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended February 28, 2015 and 2014

Net Sales

Retail sales decreased during the fiscal quarter ended February 28, 2015 by $94.1 million or 24.0% from the comparable period in fiscal 2014 from $392.8 million to $298.7 million. The decrease was due to a $94.8 million decrease in petroleum sales offset by an increase in merchandise sales of $.7 million. The petroleum sales decrease resulted from a 1.9 million gallon or a 2.1% decrease in retail petroleum volume and a 27.1% decrease in retail selling prices per gallon.

Costs of Goods Sold

Retail costs of goods sold decreased during the fiscal quarter ended February 28, 2015 by $107.9 million or 29.8% from the comparable period in fiscal 2014 from $361.9 million to $254.0 million. The decrease was primarily due to $111.6 million in petroleum purchase costs and $.1 million in freight costs offset by an increase of $.1 million in merchandise costs and fuel taxes of $3.7 million.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses remained relatively constant during the fiscal quarters ended February 28, 2015 and 2014.

Comparison of Six Months Ended February 28, 2015 and 2014

Net Sales

Retail sales decreased during the six months ended February 28, 2015 by $128.7 million or 16.0% from the comparable period in fiscal 2014 from $806.5 million to $677.8 million. The decrease was primarily due to $129.5 million in petroleum sales, offset by an increase of $.8 million in merchandise sales. The petroleum sales decrease resulted from a 16.1% decrease in retail selling prices per gallon and a 6.9 million gallon or 3.7% decrease in sales volume.

Costs of Goods Sold

Retail costs of goods sold decreased during the six months ended February 28, 2015 by $150.7 million or 20.4% from the comparable period in fiscal 2014 from $738.2 million to $587.5 million. The decrease was primarily due to $156.5 million in petroleum purchase prices and freight costs of $.3 million, offset by an increase in fuel taxes of $6.1 million.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses remained relatively constant during the six months ended February 28, 2015 and 2014.

Wholesale Operations:

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
	(dollars in thousands)
Net Sales (a)	$282,238	$380,963	$727,779	$858,950
Costs of goods sold (exclusive of depreciation, amortization)	264,604	261,083	668,345	722,971
Selling, general and administrative expenses	6,150	6,566	12,981	13,207
Depreciation and amortization expenses	8,732	5,562	17,321	10,991

Segment Operating Income	$2,752	$107,752	$29,132	$111,781

Key Wholesale Operating Statistics:

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	2,659	2,420	5,192	5,132
Distillates	1,259	1,236	2,631	2,637
Asphalt	1,751	1,697	3,588	3,687
Butane, propane, residual products, internally produced fuel and other (“Other”)	560	642	1,214	1,190

Total Product Yield	6,229	5,995	12,625	12,646

% Heavy Crude Oil of Total Refinery Throughput (b)	61%	61%	62%	62%
Crude throughput (thousand barrels per day)	61.8	59.7	63.0	63.5

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,596	1,346	3,167	2,785
Distillates	1,097	880	2,184	1,969
Asphalt	1,347	1,295	3,108	3,226
Other	161	199	353	464

Total Product Sales Volume	4,201	3,720	8,812	8,444

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$101,894	$152,000	$256,131	$314,894
Distillates	89,494	119,896	210,680	260,177
Asphalt	86,069	96,190	246,522	254,599
Other	4,781	12,877	14,446	29,280

Total Product Sales	$282,238	$380,963	$727,779	$858,950

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended February 28, 2015 and 2014

Net Sales

Wholesale sales decreased during the three months ended February 28, 2015 by $98.7 million or 25.9% from the comparable period in fiscal 2014 from $380.9 million to $282.2 million. The decrease was due primarily to a 25.9% decrease in wholesale prices offset by an increase of 12.9% in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold increased during the three months ended February 28, 2015 by $3.5 million or 1.3% from the comparable period in fiscal 2014 from $261.1 million to $264.6 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in volume of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the three months ended February 28, 2015 and 2014.

Depreciation and Amortization

Depreciation, amortization increased during the three months ended February 28, 2015 by $3.2 million for the comparable period for fiscal 2014 from $5.5 million to $8.7 million. The increase was primarily due to increases of $1.6 million in turnaround cost amortization and $1.6 million amortization of integrity and replacement costs.

Comparison of Six Months Ended February 28, 2015 and 2014

Net Sales

Wholesale sales decreased during the six months ended February 28, 2015 by $131.2 million or 15.3% from the comparable period in fiscal 2014 from $859.0 million to $727.8 million. The decrease was due to a 15.3% decrease in wholesale prices offset by a 4.4% increase in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold decreased during the six months ended February 28, 2015 by $54.6 million or 7.6% from the comparable period in fiscal 2014 from $723.0 million to $668.4 million. The decrease in wholesale costs of goods sold was primarily due to a decrease in the cost and volume of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the six months ended February 28, 2015 and 2014.

Depreciation and Amortization

Depreciation, amortization increased during the three months ended February 28, 2015 by $6.3 million for the comparable period for fiscal 2014 from $11.0 million to $17.3 million. The increase was primarily due to increases of $3.2 million in turnaround cost amortization and $3.1 million amortization of integrity and replacement costs.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) remained relatively constant during the three and six months ended February 28, 2015 and 2014.

Income Tax Expense

The Company’s effective tax rate remained approximately 39% for the three and six months ended February 28, 2015 and 2014.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

February 28, 2015
Cash and cash equivalents	$59,997
Working capital	$310,908
Current ratio	5.2
Debt	$239,611

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

Significant Uses of Cash

The changes in cash for the six months ended February 28, 2015 are described below.

The cash used in working capital is shown below:

Six Months Ended February 28, 2015
(in millions)
Cash used in working capital items:
Prepaid expense decrease	$38.1
Accounts receivable decrease	20.0
Refundable income taxes decrease	6.0
Inventory increase	(47.3)
Accounts payable decrease	(25.4)
Prepaid income taxes increase	(10.1)
Accrued liabilities decrease	(4.2)
Sales, use and fuel taxes payable decrease	(4.0)
Amounts due from affiliated companies, net	(1.7)

Total change	$(28.6)

Available cash on hand decreased by $39.0 million. Other cash uses included:

•	Fund operating activities used in working capital items of $28.6 million

•	Fund capital expenditures and deferred turnaround costs of $22.6 million

•	Dividends to preferred shareholder and common stockholder of $18.7 million

•	Scheduled long-term debt repayments of $.8 million

•	Fund deferred integrity and replacement costs of $28.6 million

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

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Amended and Restated Revolving Credit Facility of $175,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on November 29, 2017. Under the Amended and Restated Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate or the Federal Funds Open Rate plus .75%; or the Daily LIBOR rate plus 2.75%; plus an applicable margin of 0% to .5%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.25% to 3.25%. The Agent Bank’s prime rate at February 28, 2015 was 3.25%.

The Amended and Restated Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $8.8 million as of February 28, 2015 and there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility resulting in net availability of $166.2 million. As of April 14, 2015, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility and there were standby letters of credit in the amount of $8.8 million, resulting in a net availability of $166.2 million and the Company had full access to it. The Company’s working capital ratio was 5.2 as of February 28, 2015.

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

The Company uses its Amended and Restated Revolving Credit Facility to finance a portion of its operations. This on-balance sheet financial instrument, to the extent it provides for variable rates, exposes the Company to interest rate risk resulting from changes in the Agent Bank’s Prime rate, the Federal Funds or LIBOR rate. As of April 14, 2015, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 28, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On April 8, 2015 (the “Execution Date”), the Company entered into a Put and Call Option Agreement with each of Enbridge Energy Limited Partnership (“Enbridge LP”) and Enbridge Pipelines Inc. (“Enbridge Inc.” and, together with Enbridge LP, the “Carriers”). The Put and Call Option Agreement entered into with Enbridge LP (the “U.S. Agreement”) is substantially similar to the Put and Call Option Agreement entered into with Enbridge Inc. (the “Canadian Agreement” and, together with the U.S. Agreement, the “Put and Call Agreement”). The Put and Call Agreement was contemplated in that certain Letter Agreement, originally executed on July 31, 2014 and last amended on April 8, 2015 (the “Letter Agreement”), between the Company and the Carriers relating to approximately 88.85 miles of pipeline owned by the Carriers, which transports crude oil from Canada to the Company’s Kiantone Pipeline in West Seneca, New York, and serves the Company’s refinery in Warren, Pennsylvania (“Line 10”). The Letter Agreement related to the parties’ agreement concerning funding certain integrity and replacement costs for Line 10. The Letter Agreement also contemplated that the parties would enter into a put and call agreement relating to the sale of Line 10 from the Carriers to the Company.

The Carriers own the pipeline facilities generally identified as Line 10, including real property interests through and under which Line 10 passes, the Carriers’ assignable permits related to the ownership and operation of Line 10, as well as personal property, contract rights, records and incidental rights held solely in connection with Line 10 (collectively, the “Assets”). Pursuant to the Put and Call Agreement, the Carriers granted the Company a right (the “Call Option”) to purchase all of the Assets and the Company granted the Carriers the right to put all the Assets to the Company (the “Put Option” and, together with the Call Option, the “Purchase Options”) subject to the terms and conditions of the Put and Call Agreement.

The Carrier’s Put Option is exercisable beginning on the date that is the earlier of (a) January 1, 2026 and (b) the date that is 30 days after the latest of (i) the date on which the Carriers give notice that the Line 10 replacement work performed pursuant to the Letter Agreement is sufficiently completed (as contemplated in the Call and Put Agreement) and (ii) the ninth (9th) anniversary of the Execution Date (the “Put Option Commencement Date”). The Put Option terminates on the date that is 24 months after either (a) the Put Option Commencement Date if such date is the first of a month or (b) the first day of the calendar month immediately following the Put Option Commencement Date if it is not the first day of the month (the “Put/Call Option Expiry Date”). The Company’s Call Option is exercisable at any time beginning on the Execution Date and ending on the Put/Call Option Expiry Date.

The purchase price of the Assets (the “Purchase Price”) shall be calculated as follows: the sum of (a) 70% of the book value of the Assets as of July 31, 2014 minus annual depreciation, (b) 100% of total replacement costs for any segment replacements on the Pipeline commenced by the Carrier, whether completed or ongoing on the date of Asset sale is consummated (the “Closing Date”), minus any of such expenses paid by the Company and (c) 100% of the total regulatory requirements costs for any regulatory work commenced by the Carrier, whether completed or ongoing at the Closing Date, minus any of such expenses paid by the Company. The Purchase Price shall be subject to adjustment pursuant to the Agreement with respect to certain work ongoing at the Closing Date.

Among other customary conditions to closing, Carrier’s obligation to close the sale of the Assets is conditioned on the Company’s payment of all obligations outstanding pursuant to the Put and Call Agreement and the Letter Agreement. In addition, the sale of Assets pursuant to the U.S. Agreement shall close concurrently with the sale of the Assets pursuant to the Canadian Agreement.

The Company and the Carrier agreed that certain work must be undertaken in order to carve out portions of Line 10 in Canada from the Enbridge mainline system and allow it to operate independently. In the event any work is required to similarly separate the U.S. portion of Line 10 from the Enbridge mainline system (the “Carve-Out Work”), a plan to perform such Carve-Out Work that would result in expenses greater than $38.5 million will require the approval of the Company.

In the event any of the maintenance, regulatory requirement, or replacement work contemplated in the Letter Agreement or the Put and Call Agreement (collectively, the “Work”) is outstanding at the Closing Date, concurrently with the closing of the Asset sale, the Company and the Carriers will enter into an operating agreement (the “Operating Agreement”) pursuant to which the Carriers will provide certain operational and administrative services (the “Services”) while the Work is ongoing and complete such Work. As payment for the Services and completion of the Work, the Carriers shall be: (i) reimbursed for all expenses of providing the Services, (ii) paid a fixed fee of on an annual basis, which shall be subject to a 2% increase for each successive year following the first year of the Operating Agreement, and (ii) paid for all expenses of the Work not previously paid, as well as a 2.25% construction management fee.

The Put and Call Agreement may be terminated by the mutual consent of the Company and the Carriers and shall automatically terminate if neither Purchase Option is exercised prior to the Put/Call Option Expiry Date. Moreover, either the Company or a Carrier may terminate the Put and Call Agreement if a closing of the Asset sale shall not have occurred on or before December 31, 2028 assuming the terminating party is not then in breach of the Put and Call Agreement and if a party has breached a representation, such breach has not been cured within the time periods allotted by the Put and Call Agreement. Finally, the Company may terminate the Put and Call Agreement by notifying the Carriers to cease the replacement work contemplated in the Letter Agreement.

Item 6.	Exhibits.

Exhibit 10.1	Amendment, dated January 30, 2015, to letter agreement between Enbridge Energy Limited Partnership and Enbridge Pipeline, Inc. and United Refining Company and Kiantone Pipeline Corporation

Exhibit 10.2	Amendment, dated February 12, 2015, to letter agreement between Enbridge Energy Limited Partnership and Enbridge Pipeline, Inc. and United Refining Company and Kiantone Pipeline Corporation

Exhibit 10.3	Amendment, dated February 19, 2015, to letter agreement between Enbridge Energy Limited Partnership and Enbridge Pipeline, Inc. and United Refining Company and Kiantone Pipeline Corporation

Exhibit 10.4	Amendment, dated March 13, 2015, to letter agreement between Enbridge Energy Limited Partnership and Enbridge Pipeline, Inc. and United Refining Company and Kiantone Pipeline Corporation

Exhibit 10.5	Amendment, dated March 27, 2015, to letter agreement between Enbridge Energy Limited Partnership and Enbridge Pipeline, Inc. and United Refining Company and Kiantone Pipeline Corporation

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive XBRL Data

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2015

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2015

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2015

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2015

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2015

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2015

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2015

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2015

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2015

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2015

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2015

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2015

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2015

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President Finance